Form 10-Q
period 2010-06-25
RealD Inc.
filed 2010-08-03
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-34818

RealD Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0620426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Crescent Drive, Suite 120 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)
(310) 385-4000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such  filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See  the definitions of “large accelerated filer,” “accelerated filer” and “smaller  reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

On July 29, 2010, the registrant had 48,109,320 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
JUNE 25, 2010

PART I – FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share data)

	June 25,	March 26,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,549	$13,134
Accounts receivable, net	50,853	51,184
Inventories	11,467	6,539
Deferred costs – eyewear	2,407	1,842
Deferred income taxes	4,349	4,349
Prepaid expenses and other current assets	3,093	1,128
Total current assets	91,718	78,176
Property and equipment, net	3,074	2,558
Cinema systems, net	53,022	40,623
Digital projectors, net-held for sale	11,607	25,521
Goodwill	10,657	10,657
Other intangibles, net	2,016	2,024
Other assets	6,430	2,587
Total assets	$178,524	$162,146
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current liabilities:
Accounts payable	$38,371	$37,625
Accrued expenses	26,409	24,608
Deferred revenue	29,383	19,430
Credit facility agreement	25,106	20,066
Income taxes payable	1,269	1,254
Current portion of long-term debt	2,963	9,299
Total current liabilities	123,501	112,282
Deferred revenue, net of current portion	13,902	14,144
Virtual print fee liability and customer deposits	4,172	8,331
Long-term debt, net of current portion	1,479	2,031
Deferred tax liability	4,413	4,413
Commitments and contingencies
Series C mandatorily redeemable convertible preferred stock, no par value, 5,139,500 shares authorized; 5,139,500 shares issued and outstanding; $17.025 redemption value per share at June 25, 2010 and March 26, 2010, respectively	66,669	62,831
Equity (deficit)
Series A redeemable convertible preferred stock, no par value, 3,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 25, 2010 and March 26, 2010 respectively	1,978	1,978
Series B redeemable convertible preferred stock, no par value, 2,417,644 shares authorized; 2,417,644 shares issued and outstanding at June 25, 2010 and March 26, 2010, respectively	2,970	2,970
Series D redeemable convertible preferred stock, no par value, 1,666,667 shares authorized; 1,666,667 shares issued and outstanding at June 25, 2010 and March 26, 2010, respectively	19,952	19,952
Common stock, $0001 par value, 52,699,999 shares authorized; 24,690,954 shares issued and outstanding at June 25, 2010 and March 26, 2010, respectively	69,519	68,371
Accumulated deficit	(132,337)	(137,291)
Total RealD Inc. stockholders’ deficit	(37,918)	(44,020)
Noncontrolling interest	2,306	2,134
Total equity (deficit)	(35,612)	(41,886)
Total liabilities, mandatorily redeemable convertible preferred stock and equity (deficit)	$178,524	$162,146

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	June 25,	June 26,
	2010	2009

Revenue:
Licensing	$25,728	$5,954
Product and other	38,792	19,610
Total revenue	64,520	25,564
Cost of revenue:
Licensing	2,995	2,286
Product and other	43,623	20,415
Total cost of revenue	46,618	22,701
Gross margin	17,902	2,863
Operating expenses:
Research and development	2,979	2,400
Selling and marketing	4,105	3,902
General and administrative	6,230	2,731
Total operating expenses	13,314	9,033
Operating income (loss)	4,588	(6,170)
Interest expense	(519)	(282)
Other income (loss)	6,610	(10)
Income (loss) before income taxes	10,679	(6,462)
Income tax expense	827	527
Net income (loss)	9,852	(6,989)
Net (income) loss attributable to noncontrolling interest	(1,060)	237
Accretion of preferred stock	(3,838)	(3,092)
Undistributed earnings attributable to preferred stockholders	(2,008)	-
Net income (loss) attributable to RealD Inc. common stockholders	$2,946	$(9,844)

Earnings (loss) per common share:
Basic	$0.12	$(0.41)
Diluted	$0.09	$(0.41)

Shares used in computing earnings per common share:
Basic	24,690,954	24,201,394
Diluted	31,072,835	24,201,394

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Three Months Ended
	June 25,	June 26,
	2010	2009
Cash flows from operating activities
Net income (loss)	$9,852	$(6,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,668	1,612
Non-cash interest expense	436	130
Non-cash stock compensation	656	764
Motion picture exhibitor option reduction in revenue	492	5,078
Gain on sale of digital projectors	(6,676)	–
Impairment of long-lived assets	131	48
Changes in operating assets and liabilities:
Accounts receivable	331	(9,434)
Inventories	(4,928)	(5,187)
Prepaid expenses and other current assets	(1,965)	(572)
Deferred costs - eyewear	(565)	1,897
Other assets	(3,843)	(14)
Accounts payable	704	440
Accrued expenses	1,436	3,918
Virtual print fee liability and customer deposits	1,222	350
Income taxes payable	15	221
Deferred revenue	9,711	4,943
Net cash provided by (used in) operating activities	9,677	(2,795)

Cash flows from investing activities
Purchases of property and equipment	(682)	(385)
Purchases of cinema systems and related components	(14,590)	(3,056)
Purchases of digital projectors	(537)	–
Proceeds from sale of digital projectors	15,354	–
Net cash used in investing activities	(455)	(3,441)

Cash flows from financing activities
Noncontrolling interest distribution	(888)	–
Repayments of long-term debt	(6,919)	(667)
Proceeds from credit facility agreement - revolving credit facility	5,000	–
Proceeds from exercise of stock options	–	16
Net cash used in financing activities	(2,807)	(651)
Net increase (decrease) in cash and cash equivalents	6,415	(6,887)
Cash and cash equivalents, beginning of year	13,134	15,704
Cash and cash equivalents, end of year	$19,549	$8,817

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$3,838	$3,092
Digital projectors purchased in exchange for notes	$–	$1,094

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc., including its subsidiaries (RealD), is a global licensor of stereoscopic 3D technologies.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated) necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on July 16, 2010 (the “Prospectus”). The consolidated balance sheet as of March 26, 2010, included herein was derived from the audited financial statements as of that date, and the condensed notes to the condensed consolidated financial statements do not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. We do not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries’ assets, liabilities and operating results are included in their entirety in the accompanying condensed consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non-controlling interests in the condensed consolidated balance sheets under equity (deficit) and condensed consolidated statements of operations.

On April 8, 2010, we reincorporated in Delaware. Each class of our capital stock has a par value of $0.0001 per share.

On March 6, 2007, Digital Link II, LLC (Digital Link II) was formed between Ballantyne of Omaha, Inc. and RealD with member interests of 44.4% and 55.6%, respectively. Digital Link II was formed to fund the deployment of digital projector systems and servers to third-party exhibitors.

All significant intercompany balances and transactions have been eliminated in consolidation.

On June 28, 2010, we amended our certificate of incorporation, which increased our total authorized capital stock to 200 million shares, and effected a split of our common stock, which resulted in each share of our common stock splitting into one and one-half shares (or a 1-for-1.5 forward split). The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented.

We have evaluated the impact of subsequent events up to the filing date of these interim condensed consolidated financial statements.

2. Summary of significant accounting policies

Accounting period

Our fiscal year consists of four 13-week periods for a total of 52 weeks. The fiscal year for 2011 will end on March 25, 2011.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Net income (loss) per share of common stock

Basic income (loss) per share of common stock is computed by dividing the net income (loss) attributable to RealD Inc. common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the holders of our convertible preferred stock are entitled to participate in dividends and earnings of our company, we apply the two-class method in calculating our earnings per share for periods when we generate net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. No such dividends were paid.  Because the convertible preferred stock was not contractually obligated to share in our losses, no such allocation was made for periods when we have net losses. Diluted income (loss) per share of common stock adjusts the basic weighted average number of shares of common stock outstanding for the potential dilution that could occur if stock options, warrants and convertible preferred stock were exercised or converted into common stock. Diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the three months ended June 26, 2009 because the effects of potentially dilutive items were anti-dilutive given our net loss.

The calculation of the basic and diluted income (loss) per share of common stock for the three months ended June 25, 2010 and June 26, 2009 was as follows:

	Three months ended
	June 25,	June 26,
(in thousands, except share and per share data):	2010	2009
Numerator:
Net income (loss)	$9,852	$(6,989)
Net (income) loss attributable to noncontrolling interest	(1,060)	237
Accretion of preferred stock	(3,838)	(3,092)
Undistributed earnings attributable to preferred stockholders	(2,008)	–
Net income (loss) attributable to RealD Inc. common stockholders	$2,946	$(9,844)

Denominator:
Weighted-average common shares outstanding (basic)	24,690,954	24,201,394
Effect of dilutive securities	6,381,881	–
Weighted-average common shares outstanding (diluted)	31,072,835	24,201,394

Earnings (loss) per common share:
Basic	$0.12	$(0.41)
Diluted	$0.09	$(0.41)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted income (loss) per common share for the three months ended June 25, 2010 and June 26, 2009 was as follows:

	Three Months Ended
	June 25,	June 26,
	2010	2009
Options and warrants to purchase common stock	-	6,445,458
Conversion of convertible preferred stock	16,835,714	16,835,714
Total	16,835,714	23,281,172

The above anti-dilution table excludes 2,445,561 motion picture exhibitor options that vest upon the achievement of screen installation targets because the targets were not met as of June 25, 2010.

Fair value measurements

As of June 25, 2010 and March 26, 2010, the fair values of our financial assets and liabilities that were carried at fair value on a recurring basis were not significant.

Derivative instruments

Our assets and liabilities associated with derivative instruments are recorded at fair value in other current assets or other current liabilities, respectively, in the condensed consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on our condensed consolidated statements of operations. For all periods presented, none of our derivative instruments were designated as hedging instruments. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of June 25, 2010, we had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $4.8 million. As of June 25, 2010 and March 26, 2010, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which is determined based on observable inputs that are corroborated by market data. For the three months ended June 25, 2010 and June 26, 2009, the net gains and losses related to the change in fair value of our foreign currency forward contracts were not significant.

Accounts receivable

We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $1.0 million and $1.2 million as of June 25, 2010 and March 26, 2010, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified.

For the three month ended June 25, 2010 and June 26, 2009, we recorded inventory impairments of $0.9 million $1.0 million, respectively, as a result of our net realizable value analyses.

Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers.

The number of domestic RealD-enabled screens and related usage of RealD eyewear is expected to grow. Accordingly, for RealD eyewear located at a motion picture exhibitor, we believe that it is not operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction, and shrinkage are specifically recognized in the period incurred. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

•                  For an estimated period of time following shipment to domestic motion picture exhibitors, no expense is recognized between the time of shipment and until the delivery is made as the inventory unit is in transit and unused.

•                  The inventory unit cost is expensed on a straight-line basis over an estimated usage period beginning when we believe usage of the inventory unit has started. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture’s opening release date, a 3D motion picture’s expected release period, the number of currently playing 3D motion pictures, the motion picture exhibitor’s buying and stocking patterns and practices and the quantities shipped per inventory unit.

We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. RealD eyewear inventory costs that have not yet been expensed are reported as deferred costs-eyewear.

Deferred offering costs

There was $5.4 million of deferred offering costs incurred through June 25, 2010 and recorded as other assets on our condensed consolidated balance sheets. On July 21, 2010, amounts incurred were offset against the proceeds of our initial public offering.

Impairment of long-lived assets

We review long-lived assets, such as property and equipment, cinema systems, digital projectors and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

For the three months ended June 25, 2010 and June 26, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue were not significant.

Revenue recognition and revenue reductions

We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition ASC 605. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

License revenue

License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon verification of a licensee’s admissions report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

Product revenue

We recognize product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of our product revenue from the sale of our RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. Our customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to our fiscal period end.

We estimate and record such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made.

Revenue reductions

We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $0.5 million and $5.1 million for the three months ended June 25, 2010 and June 26, 2009, respectively.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $5.1 million and $1.4 million for the three months ended June 25, 2010 and June 26, 2009, respectively.

Recent accounting pronouncements

In January 2010, Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements (ASU 2010-6) was issued which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. We adopted ASU 2010-6 beginning in the first quarter of fiscal 2010, except for Level 3 reconciliation disclosures which are effective for us beginning in the first quarter of fiscal 2011. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy.

Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition— Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit upon meeting certain criteria and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 will be effective prospectively, with an option for retrospective restatement of the financial statements, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity’s fiscal year. We expect to prospectively adopt the amendments in ASU 2009-13 beginning in the first quarter of fiscal year 2012. We are currently evaluating the impact the adoption of new guidance will have on consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	June 25,	March 26,
(in thousands)	2010	2010
RealD Cinema Systems	$62,874	$48,508
Digital projectors	13,739	33,196
Leasehold improvements	719	719
Machinery and equipment	2,289	2,247
Furniture and fixtures	13	13
Computer equipment and software	595	356
Construction in process	1,165	767
Total	$81,394	$85,806
Less accumulated depreciation	(13,691)	(17,104)
Property and equipment, RealD Cinema Systems and digital projectors	$67,703	$68,702

Depreciation expense amounted to $2.6 million and $1.6 million for the three months ended June 25, 2010 and June 26, 2009, respectively.

We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $1.5 million and $6.8 million as of June 25, 2010 and March 26, 2010, respectively.

During the three months ended June 25, 2010, we received $15.4 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.3 million of notes payable to the equipment providers.

4. Borrowings

Revolving credit facility and term loan

As of June 25, 2010, we had a $35.0 million credit facility agreement with City National Bank that provided for a maximum amount of borrowing under a revolving credit facility of $25.0 million and a term loan of $10.0 million. We have used amounts drawn under our credit facility agreement for working capital, capital expenditures and to finance operations. The revolving credit facility provides for, at our option, Revolving LIBOR loans, which bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 4.25% and Revolving Prime loans which bear interest at the fluctuating Prime Rate plus a margin of 2.75%. The borrowings under the term loan bear interest at the LIBOR plus a margin of seven and one-half percent (7.50%). The credit facility agreement is collateralized by a first priority perfected security interest in certain assets, including substantially all of our tangible and intangible property.

Under the credit facility agreement, we were subject to limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions. The credit facility agreement also contained a material adverse change clause, and we were required to maintain compliance with certain covenants, including a minimum Adjusted EBITDA target, a minimum fixed charge coverage ratio and a minimum number of screens installed. As of June 25, 2010, we were in compliance with all financial covenants in our credit facility agreement. All amounts outstanding under the credit facility agreement become due upon the closing of our initial public offering on July 21, 2010.  If we had failed to comply with any of the covenants or experience a material adverse change, the lenders could have elected to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

Borrowings outstanding under the term loan totaled $10.0 million as of June 25, 2010 and March 26, 2010 at an interest rate of 8.625%. Borrowings under the revolving loan credit facility totaled $15.1 million as of June 25, 2010 and $10.2 million as of March 26, 2010. The interest rates at June 25, 2010 related to our borrowings under the revolving loan credit facility ranged from 4.6% to 6.0%. Interest expense related to our borrowings under the credit facility agreement was $0.3 million and $0.1 for the three months ended June 25, 2010 and June 26, 2009, respectively. As of June 25, 2010, there was $9.9 million available to borrow under the credit facility agreement.

We have entered into a new credit and security agreement with City National Bank, dated as of June 24, 2010, which provides for a revolving credit facility of up to $15.0 million and which will mature on June 30, 2012. This agreement and the revolving credit facility provided thereunder became effective on July 21, 2010.

Notes payable

From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. The equipment is included in digital projectors in the accompanying condensed consolidated balance sheets. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.0%. The notes are secured by the underlying equipment. Notes payable totaled $4.4 million and $11.3 million as of June 25, 2010 and March 26, 2010, respectively. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to notes payable was $0.2 million and $0.2 million for the three months ended June 25, 2010 and June 26, 2009, respectively.

5. Commitments and contingencies

Indemnities and commitments

During the ordinary course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of our technologies, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $9.8 million at June 25, 2010 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

6. Mandatorily redeemable convertible preferred stock and equity (deficit)

Convertible preferred stock

Our outstanding Series A, B and D convertible preferred stock and common stock was classified as part of permanent equity within the condensed consolidated balance sheets based on their rights and preferences set forth under the certificate of incorporation, California and Delaware law and the accounting standards pertaining to classification within the condensed consolidated balance sheet. We therefore recorded the Series A, B and D preferred stock at their original issuance price net of applicable issuance costs.

Mandatorily redeemable convertible preferred stock

Our Series C mandatorily redeemable convertible preferred stock was classified in temporary equity under the SEC’s guidance provided in ASR 268 because the holders of our Series C mandatorily redeemable convertible preferred stock have the right to cause us to redeem the instrument for cash for a specified period.

We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through December 2011. Accretion is provided using the effective interest-rate method. During the three months ended June 25, 2010 and June 26, 2009, we recorded accretion of $3.8 million and $3.1 million, respectively.

Motion picture exhibitor stock options

In connection with motion picture exhibitor licensing agreements, we issued to motion picture exhibitors a 10-year option to purchase 3,668,340 shares of our common stock at $0.00667 per share. These stock options to our motion picture exhibitor licensees vest upon the achievement of screen installation targets and are valued at the underlying stock price at each reporting period until the targets are met.

Amounts recorded as a revenue reduction totaled $0.5 million and $5.1 million for the three months ended June 25, 2010 and June 26, 2009, respectively. As of June 25, 2010, unrecognized motion picture exhibitor stock options reductions in revenue totaled $17.0 million based upon an estimated fair value of our common stock of $15.00 per share and 100% achievement of screen installation targets. As of June 25, 2010, 1,222,779 of the motion picture exhibitor stock options had vested. Reductions of revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the estimated fair value of our common stock and number of screen installations increase.

Warrants

As of June 25, 2010, there were warrants outstanding to purchase 1,089,000 shares of common stock. The warrants’ weighted-average exercise price is $0.83 per share. As of June 25, 2010, the weighted-average remaining term of the warrants was 5.7 years.

7. Share-based compensation

Share-based compensation expense for the three months ended June 25, 2010 and June 26, 2009 was as follows:

	Three months ended
	June 25,	June 26,
(in thousands)	2010	2009
Cost of revenue	$13	$20
Research and development	202	328
Selling and marketing	381	348
General and administrative	60	68
Total	$656	$764

8. Equity (deficit)

A summary of the changes in total equity (deficit) for the three months ended June 25, 2010 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)

Balance, March 26, 2010	$(44,020)	$2,134	$(41,886)
Accretion of Series C preferred stock	(3,838)	-	(3,838)
Share-based compensation	656	-	656
Motion picture exhibitor option reduction in revenue	492	-	492
Noncontrolling interest distribution	-	(888)	(888)
Comprehensive income:
Net income	8,792	1,060	9,852
Total comprehensive income			9,852
Balance, June 25, 2010	$(37,918)	$2,306	$(35,612)

9. Subsequent Events

On July 21, 2010, we completed an initial public offering (“IPO”) of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. In addition, we issued 111,706 shares of common stock upon the exercise of outstanding options. A total of approximately $96 million in gross proceeds were raised from the IPO or $82.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $6.7 million. On July 21, 2010, all shares of our then-outstanding convertible preferred stock automatically converted into 16,835,714 shares of common stock.

We used the net proceeds from the IPO to repay $25.1 million of amounts outstanding under the credit facility agreement.

On July 21, 2010, our amended and restated certificate of incorporation became effective.

Our new credit and security agreement became effective on July 21, 2010, which provides for a revolving credit facility of up to $15 million and is scheduled to mature on June 30, 2012. Our obligations under the new credit and security agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are guaranteed by our subsidiaries, ColorLink and Stereographics. Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

On July 23, 2010, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

Overview

We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio enables a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Format, active and passive eyewear, and display and gaming technologies to consumer electronics manufacturers and content providers and distributors to enable the delivery and viewing of 3D content on high definition televisions, laptops and other displays. Our cutting-edge 3D technologies have been used for applications such as piloting the Mars Rover.

For financial reporting purposes, we currently have one reportable segment. We have three operating segments: cinema, consumer electronics and professional within which we market our various applications. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We aggregate our three operating segments into one reportable segment based on qualitative factors, including similar economic characteristics and the nature of the products and services. Our product portfolio is used in applications that enable a premium 3D viewing experience across these segments. We currently generate substantially all of our revenue from the license of our RealD Cinema Systems and the use and sale of our eyewear.

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•      Number of screens. Domestic screens are motion picture theater screens in the United States or Canada enabled with our RealD Cinema Systems. International screens are motion picture theater screens outside the United States and Canada enabled with our RealD Cinema Systems.

•      Number of locations. Domestic locations are motion picture exhibition complexes in the United States or Canada with one or more screens enabled with our RealD Cinema Systems. International locations are motion picture exhibition complexes outside the United States and Canada with one or more screens enabled with our RealD Cinema Systems.

•      Number of 3D motion pictures. Total 3D motion pictures are the number of 3D motion pictures that are exhibited for more than three showings per day and for a period in excess of one week and for which we receive a license fee from the motion picture exhibitor during the relevant period.

•      Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net loss, plus interest expense, net, income taxes and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For further discussion regarding Adjusted EBITDA, see ‘‘—Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended
	June 25, 2010	June 26, 2009

Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	4,400	2,000
Total international RealD-enabled screens	3,100	600
Total RealD-enabled screens	7,500	2,600
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	1,900	1,300
Total international locations with RealD-enabled screens	1,600	500
Total locations with RealD-enabled screens	3,500	1,800
Number of 3D motion pictures (released during period)	3	2

If we are successful in expanding our business with consumer electronics manufacturers and content producers and distributors to incorporate our RealD Format and display and gaming technologies into their products and platforms, our key business metrics in future periods may include the number of units of 3D-enabled plasma and LCD televisions, interactive gaming consoles and laptop computers shipped in that period.

Opportunities, trends and factors affecting comparability

We have rapidly evolved and expanded our business since we acquired ColorLink in March 2007. This expansion has included hiring most of our senior management team, acquiring and growing our research and development facilities in Boulder, Colorado, and building infrastructure to support our business. These investments in and changes to our business have allowed us to significantly increase our revenue and key business metrics. We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales and marketing presence in the United States,

Europe, Asia and other geographic regions, enhance and expand our technology and product offerings and pursue strategic acquisitions.

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of June 25, 2010, there were approximately 7,500 RealD-enabled screens worldwide as compared to approximately 2,600 RealD-enabled screens worldwide as of June 26, 2009, an increase of 4,900 RealD-enabled screens or 188%.  Digital Cinema Implementation Partners (“DCIP”), recently completed its financing and is expected to fund the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees AMC, Cinemark and Regal. We believe the increasing number of theater screens to be financed by DCIP provides us with significant opportunity to deploy additional RealD Cinema Systems and furthers our penetration of the domestic market. Based on the slate announcements by motion picture studios, we anticipate that 23 3D motion pictures will be released worldwide during 2010, including sequels to successful major motion picture franchises such as Harry Potter, Tron and Chronicles of Narnia and 33 3D motion pictures will be released worldwide in 2011. As the number of RealD-enabled screens and 3D motion pictures released increases, we expect that our revenue and capital needs will continue to grow.

Consumer electronics

We have recently made available our RealD Format, active and passive eyewear, and display and gaming technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Avatar, Alice in Wonderland, Shrek Forever After and Toy Story 3 is leading to the creation and distribution of 3D content for the consumer electronics market. The development of this market represents a significant opportunity for new revenue.

Motion picture exhibitor stock options

We expect to incur variability in our license revenue in connection with stock options issued to some of our motion picture exhibitor licensees that vest upon the achievement of screen installation targets. For further discussion regarding exhibitor stock options, see “Critical accounting policies and estimates.”

RealD eyewear shipping expenses

We anticipate incurring approximately $0.5 million to $2.0 million of expedited shipping expenses in the three months ended September 24, 2010 to satisfy anticipated demand and build sufficient inventory to mitigate the risk of future inventory shortages.

Results of operations

The following table sets forth our condensed consolidated statements of operations for each of the periods indicated:

	Three Months Ended
	June 25,	June 26,
(in thousands)	2010	2009
Consolidated statements of operations data:
Gross revenue	$65,012	$30,642
Motion picture exhibitor options	(492)	(5,078)
Net revenue	64,520	25,564
Cost of revenue	46,618	22,701
Gross margin	17,902	2,863
Operating expenses:
Research and development	2,979	2,400
Selling and marketing	4,105	3,902
General and administrative	6,230	2,731
Total operating expenses	13,314	9,033
Operating income (loss)	4,588	(6,170)
Interest expense	(519)	(282)
Other income (loss)	6,610	(10)
Income (loss) before income taxes	10,679	(6,462)
Income tax expense	827	527
Net income (loss)	9,852	(6,989)
Net (income) loss attributable to noncontrolling interest	(1,060)	237
Accretion of preferred stock	(3,838)	(3,092)
Undistributed earnings attributable to preferred stockholders	(2,008)	-
Net income (loss) attributable to RealD Inc. common stockholders	$2,946	$(9,844)

Other data:
Adjusted EBITDA (1)	$10,974	$2,252

(1)          Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “—Non-U.S. GAAP discussion”.

In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue).

Three-months ended June 26, 2009 compared to three-months ended June 25, 2010

Revenue

	Three months ended
(in thousands)	June 25, 2010	June 26, 2009	Amount change	Percentage change
Revenue:
Gross license	$26,220	$11,032	$15,188	137.7%
Motion picture exhibitor options	(492)	(5,078)	4,586	(90.3)%
Net license	25,728	5,954	19,774	332.1%
Product and other	38,792	19,610	19,182	97.8%
Total net revenue	$64,520	$25,564	$38,956	152.4%

The significant increase in net revenue recorded during the three months ended June 25, 2010 compared to the three months ended June 26, 2009 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 50% of gross revenue for the three months ended June 25, 2010.

Net license revenue for the three months ended June 25, 2010 includes admission-based fees related to the following motion pictures: Shrek Forever After ($4.2 million), How to Train Your Dragon ($5.2 million), Clash of the Titans ($4.1 million),  Toy Story 3 ($2.7 million) and  Alice in Wonderland ($4.2 million). Net license revenue for the three months ended June 26, 2009 includes admission-based fees related to the following motion pictures: Monsters vs. Aliens ($4.9 million) and Up ($4.2 million). Both domestically and internationally, our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the number of 3D motion pictures increasing the box office. Reduction to revenue resulting from motion picture exhibitor stock options decreased $4.6 million based upon the change in the estimated fair value of our common stock and the number of RealD-enabled screens of the related exhibitor. The reduction to revenue resulting from motion picture exhibitor stock options in the three months ended June 25, 2010 reflects an estimated fair value of our common stock of $15.00 per share and 1,932 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of June 25, 2010, unrecognized motion picture exhibitor stock options reductions to revenue totaled $17.0 million based upon an estimated fair value of our common stock of $15.00 per share and 100% achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period to the extent that the value of our common stock and number of RealD-enabled screen installations increase.

Net license revenues comprised 40% and 23% of total revenues for the three months ended June 25, 2010 and June 26, 2009, respectively.

The increase in our net product revenue in the three months, as compared to the three ended June 26, 2009, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage increases as a result of an expanding 3D motion picture slate and box office, we may experience additional price pressure from our customers. As a result, we expect our net revenues will increase at a slower rate in future periods.

Cost of revenue

	Three months ended
(in thousands)	June 25, 2010	June 26, 2009	Amount change	Percentage change
Revenue	$64,520	$ 25,564	$38,956	152.4%
Cost of revenue:
License	2,995	2,286	709	31.0%
Product and other	43,623	20,415	23,208	113.7%
Total cost of revenue	$46,618	$ 22,701	$23,917	105.4%
Gross profit	$17,902	$ 2,863	$15,039	525.3%
Gross margin	27.7%	11.2%

Our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue decreased, as a percentage of revenue, to 72.3% for the three months ended June 25, 2010, as compared to 88.8% for the three months ended June 26, 2009. The increase in gross margin was primarily due to an increase in license revenues and a decrease in the reduction to revenue resulting from motion picture exhibitor stock options, which partially offset the increased use of RealD eyewear which generates lower gross margin. The $4.6 million decrease in reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $4.6 million increase in gross profit.

Excluding the impact of motion picture exhibitor stock options, gross profit would have increased $0.5 million from $17.9 million for the three months ended June 25, 2010 to $18.4 million and gross margin would have been 28.5%. Excluding the impact of motion picture stock options, gross profit would have increased $5.1 million from $2.9 million for the three months ended June 26, 2009 to $7.9 million and gross margin would have been 30.9%. The increased use of RealD eyewear was driven by increased attendance.

License cost of revenue increased primarily as a result of a $1.0 million increase in depreciation expense partially offset by a decrease in overhead expenses.

We had a negative product and other gross profit of $4.8 million for the three months ended June 25, 2010, primarily due to RealD eyewear. The increase in our cost of product revenue and negative gross margins are a result of the increase in the volume of RealD eyewear. Inbound and outbound freight expense increased by an aggregate of $4.4 million as a result of the increased use of RealD eyewear. Of this increase, $3.0 million is related to expedited shipping expenses we incurred in the three months ended June 25, 2010 to satisfy a significant increase in demand.

Significant costs associated with the establishment and expansion of the recycling program have been expensed in the period incurred, which further reduced gross margin. Recycling costs increased $1.4 million to $2.2 million for the three months ended June 25, 2010 from $0.8 million for the three months ended June 26, 2009, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

Our cost of revenue as a percentage of net revenue will be affected in the future by the relative mix of net license and net product revenue and the impact of motion picture exhibitor options. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, we expect our total cost of revenue will continue to increase.

Operating expenses

	Three months ended
(in thousands)	June 25, 2010	June 26, 2009	Amount change	Percentage change
Research and development	$2,979	$ 2,400	$ 579	24.1%
Selling and marketing	4,105	3,902	203	5.2%
General and administrative	6,230	2,731	3,499	128.1%
Total operating expenses	$13,314	$ 9,033	$ 4,281	47.4%

Research and development.  Our research and development expenses increased primarily due to a $0.4 million increase in personnel costs, as we increased the number of research and development personnel to 32 at June 25, 2010 from 27 at June 26, 2009 to increase our product development and engineering capabilities. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to our expansion internationally, primarily into Europe.   Costs were primarily from increases in personnel, as well as, advertising and marketing initiatives. Personnel costs, advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2011 as we increase our international marketing efforts, particularly in Asia, and build our consumer electronics business worldwide.

General and administrative.  Our general and administrative expenses increased primarily due to a $1.5 million increase in sales and use taxes as a result of increased revenue. We absorb the majority of all sales and use taxes in the United States and do not pass such costs on to our customers. Personnel costs increased $0.8 million, including an increase in executive and other discretionary bonuses of $0.4 million, as we increased the number of general and administrative employees to 18 at June 25, 2010 from 12 at June 26, 2009 to support our overall growth. Legal expenses and professional fees increased $0.7 million to support the growth in our operations. We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and provisions of the Sarbanes-Oxley Act of 2002.

Other

Interest expense.  Interest expense increased $0.2 million primarily due to increases in borrowings under our credit facility agreement. Our borrowings under the credit facility agreement increased to $25.1 million as of June 25, 2010 from $20.2 million as of March 26, 2010.

Other income (loss).  Other income increased primarily due to a $6.7 million gain from the sale of digital projectors partially offset by a foreign exchange loss in the three months ended June 25, 2010.

Income tax.  Our income tax expense was $0.8 million for the three months ended June 25, 2010 primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate primarily to federal, state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Noncontrolling interest.  Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II, LLC, or Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the net income attributable to noncontrolling interest was primarily due to the gain from the sale of digital projectors in the three months ended June 25, 2010.

Seasonality

Although not apparent in our results of operations due to our rapid growth rate, our operations are generally subject to the number of 3D motion pictures released and the box office of those 3D motion pictures. We expect to experience seasonal fluctuations in results of operations as a result of changes in the number of 3D motion pictures released and the box office of those 3D motion pictures. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part II, Item 1.A  below under the caption “Risk factors.”

Our gross revenue was approximately $65 million in the three months ended June 25, 2010, a decrease of approximately 15.3% compared to gross revenue of $76.7 million in the three months ended March 26, 2010. Our gross revenue decreased as a result of the period-to-period decline in the 3D motion picture box office. The period-to-period variance was primarily attributable to the seasonal release patterns of 3D motion pictures and the performance of Avatar (the highest grossing motion picture of all time) during the three months ended March 26, 2010, which was not replicated during the three months ended June 25, 2010. Our net revenue for the three months ended June 25, 2010 was $64.5 million (after adjustment to revenue of $0.5 million relating to motion picture exhibitor options), increasing by approximately 16.4% compared to net revenue of $55.4 million (after adjustment to revenue of $21.3 million relating to motion picture exhibitor options) for the three months ended March 26, 2010. Our net revenue increased primarily as a result of a significant decrease in our adjustment to revenue relating to motion picture exhibitor options in the three months ended June 25, 2010, attributable to a decrease in the estimated stock price and an increase in screen installation targets. See “Critical accounting policies and estimates.

Our net income was $9.9 million in the three months ended June 25, 2010, improving from the net loss of $17.9 million reported for the three months ended March 26, 2010. The improvement is primarily attributable to the increase in net revenue discussed above, as well as an increase in other income, primarily attributable to the sale of digital projectors to motion picture exhibitors.

Liquidity and capital resources

Since our inception and through June 25, 2010, we have financed our operations through the sale of redeemable convertible preferred stock, borrowings under our credit facility agreement with City National Bank and through the issuance of notes payable to stockholders and vendors, and net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by increased revenue generated from the growing number of 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems as well as for building inventory, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, we expect to supplement our liquidity needs primarily with proceeds from the IPO and borrowings under our new revolving credit facility with City National Bank.

At June 25, 2010, our primary sources of liquidity were our cash and cash equivalents of $19.5 million and our credit facility agreement with City National Bank providing for a revolving credit facility of $25 million, $9.9 million of which was available for borrowing. Our cash equivalents primarily consist of money market funds. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes.

We have entered into a new credit and security agreement with City National Bank, dated as of June 24, 2010, which provides for a revolving credit facility of up to $15.0 million and which will mature on June 30, 2012. This agreement and the revolving credit facility provided thereunder became effective on July 21, 2010.  On July 21, 2010, we repaid $25.1 million under our previous revolving credit facility.

On July 21, 2010, we completed the IPO of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the IPO, or $82.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $6.7 million. On July 21, 2010, all shares of our then-outstanding convertible preferred stock automatically converted into 16,835,714 shares of common stock.  We used the net proceeds from the IPO to repay $25.1 million of amounts outstanding under the credit facility agreement.

On July 23, 2010, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

We believe that our cash, cash equivalents, and potential cash flows from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Three months ended
(in thousands)	June 25, 2010	June 26, 2009
Operating activities	$9,667	$(2,795)
Investing activities	(455)	(3,441)
Financing activities	$(2,807)	$(651)

Cash flow from operating activities

Net cash inflows from operating activities during the three months ended June 25, 2010 primarily resulted from improved operating performance as RealD Cinema System installations and admissions increased. Net cash inflows from operating activities also benefited from increases in deferred revenue from international eyewear sales, accrued expenses, partially offset by an increase in glasses inventories and deferred offering costs. Increases in accrued expenses were due to increased business activities at quarter end, resulting in significant amounts due to vendors and employees. Glasses inventories grew in order to support an increase in RealD Cinema System installations and admissions.

Net cash outflows from operating activities during the three ended June 26, 2009 primarily resulted from a net loss, an increase in accounts receivable and inventories partially offset by increases in deferred costs-eyewear, deferred revenue and accrued expenses. Accounts receivable increased as a result of an increase in revenue. Inventories grew in order to support an increase in RealD Cinema System installations and admissions.

Cash flow from investing activities and capital resources

For the three months ended June 25, 2010 and June 26, 2009, cash outflow for investing activities is primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the three months ended June 25, 2010, we received proceeds of $15.4 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $15.8 million for the three months ended June 25, 2010 and $3.4 million in for the three months ended June 26, 2009. We expect our capital expenditures to be approximately $45.0 million to $55.0 million for the fiscal year ending March 25, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

Cash flow from financing activities

Net cash outflows from financing activities for the three months ended June 25, 2010 primarily resulted from repayments of long-term debt of $6.9 million and a noncontrolling interest distribution of $0.9 million offset from proceeds from our revolving credit facility of $5.0 million.  Net cash outflows from financing activities for the three months ended June 26, 2009 primarily resulted from repayments of long-term debt of $0.7 million.

From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $4.4 million at June 25, 2010 and $11.3 million at March 26, 2010.

As of June 25, 2010, we had $25.1 million of credit facilities pursuant to a credit facility agreement with City National Bank that provides for a maximum amount of borrowing under a revolving credit facility of $25 million and a term loan of $10 million. We have used amounts drawn under our credit facility agreement for working capital, capital expenditures and to finance operations. The revolving credit facility provides for, at our option, revolving LIBOR loans, which bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 4.25% and revolving prime loans which bear interest at the fluctuating Prime Rate plus a margin of 2.75%. The borrowings under the term loan currently bear interest at the LIBOR plus a margin of 7.5%. The credit facility agreement is collateralized by a first priority perfected security interest in certain assets, including substantially all of our tangible and intangible property.

Under the credit facility agreement, we are subject to limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions and enter into certain merger and consolidation transactions. We are also required to maintain compliance with certain financial covenants, including a minimum EBITDA target and minimum fixed charge coverage ratio. As of June 25, 2010, we were in compliance with all financial covenants in our credit facility agreement. If we fail to comply with any of the covenants, or if any other event of default, as defined in the agreement, occurs, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable. Additionally, on July 21, 2010, all amounts outstanding under the credit facility agreement became due and were repaid in an aggregate amount of $25.1 million.

The credit facility agreement matured on July 21, 2010. Borrowings outstanding under the term loan totaled $10 million at June 25, 2010 and bear interest at interest at the LIBOR plus a margin of seven and one-half percent (7.50%). Borrowings under the revolving loan credit facility totaled $15.1 million at June 25, 2010. The interest rates at June 25, 2010 related to our borrowings under the revolving loan credit facility ranged from 4.6% to 6.0%. As of June 25, 2010, there was $9.9 million available to borrow under the credit facility agreement.

We have entered into a new credit and security agreement with City National Bank, dated as of June 24, 2010, which provides for a revolving credit facility of up to $15 million. The new credit and security agreement became effective on July 21, 2010 and is scheduled to mature on June 30, 2012. Our obligations under the new credit and security agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are guaranteed by our subsidiaries, ColorLink and Stereographics. Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

To date, proceeds from employee stock option exercises have not been significant. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

On July 21, 2010, we completed the IPO of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the IPO, or $82.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $6.7 million. On July 21, 2010, all shares of our then-outstanding convertible preferred stock automatically converted into 16,835,714 shares of common stock.  We used the net proceeds from the IPO to repay $25.1 million of amounts outstanding under the credit facility agreement.

On July 23, 2010, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus interest expense, net, income taxes and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended June 25, 2010 and June 26, 2009:

	Three Months Ended
	June 25,	June 26,
(in thousands)	2010	2009

Net income (loss)	$9,852	$(6,989)
Add (deduct):
Interest expense	519	282
Income tax expense	827	527
Depreciation and amortization	2,668	1,612
Other (income) loss (1)	(6,610)	10
Share-based compensation expense (2)	656	764
Exhibitor option expense (3)	492	5,078
Impairment of assets and intangibles (4)	131	48
Sales and use tax (5)	2,145	720
Property tax (6)	206	112
Management fee (7)	88	88
Adjusted EBITDA	$10,974	$2,252

(1)          Includes amortization of debt issue costs, unrealized foreign currency exchange gains and losses and gain of $6.7 million from the sale of digital projectors.

(2)          Represents share-based compensation expense of nonstatutory and incentive stock options to employees, officers, directors and consultants.

(3)          Represents stock options granted to some of our motion picture exhibitor licensees. The amounts are recorded as contra revenue in the condensed consolidated financial statements.

(4)          Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and identifiable intangibles.

(5)          Represents taxes incurred by us for cinema license and product revenue.

(6)          Represents property taxes on RealD Cinema Systems and digital projectors.

(7)          Represents payment of management fees to our Series C mandatorily redeemable convertible preferred stockholder (included in general and administrative expense, which will terminate upon the completion of our offering).

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies; to evaluate potential acquisitions; in making compensation decisions; in communications with our board of directors concerning our financial performance and because our credit facility agreement uses Adjusted EBITDA to measure our compliance with certain covenants. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•                  Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•                  Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Our condensed consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP.

Critical accounting policies and estimates

This discussion is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, revenue deductions, product returns, fair value of our common stock, share-based compensation, inventories, definite lived asset impairments, goodwill impairment and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue recognition and revenue reductions

We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition ASC 605. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

License revenue.  License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon verification of a licensee’s admissions report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

Product revenue.  We recognize product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of our product revenue from the sale of our RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. Our customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to our fiscal period end. We estimate and record such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made.

Revenue reductions.  We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $0.5 million and $5.1 million for the three months ended June 25, 2010 and June 26, 2009, respectively.

Fair value of common stock

The fair values of our common stock were estimated by our board of directors. To date, we have not obtained an independent valuation of our common stock. In the absence of a public trading market and an independent valuation, our board of directors considered numerous, contemporaneous objective and subjective factors to determine its best estimate of the fair market value of our common stock, including but not limited to, the following factors:

•                  third-party trading transactions in our common stock and preferred stock;

•                  the rights, preferences and privileges of our preferred stock relative to the common stock;

•                  the development and completion of our 3D technologies;

•                  projected Adjusted EBITDA (See ‘‘—Non-U.S. GAAP discussion’’);

•                  projected number of RealD-enabled domestic and international screens;

•                  projected number of 3D motion picture releases;

•                  the likelihood of achieving a liquidity event for shares of our common stock, such as an initial public offering or sale of our company, given prevailing market conditions; and

•                  preliminary valuations from investment banks.

Our management and board of directors considered the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For each valuation date in which projected Adjusted EBITDA was considered the primary basis for estimating the fair value of our common stock, we prepared a financial forecast to be used in estimating our projected Adjusted EBITDA. The financial forecasts took into account our past experience and future expectations. Therefore, in those cases, our valuations have been heavily dependent on our estimates of revenue, costs and related cash flows. These estimates are highly subjective and subject to frequent change based on both new operating data as well as various macroeconomic conditions that impact our business. Each of our valuations was prepared using data that was consistent with our then-current operating plans that we were using to manage our business. The risks associated with achieving these financial forecasts were assessed and applied in determining our best estimates of our financial forecasts. As with all financial forecasts, there is inherent uncertainty in these estimates. Once we estimated our projected Adjusted EBITDA, we applied trading multiples of comparable companies to determine our enterprise value. For our estimated common stock fair value for the three months ended June 25, 2010, we did not apply a discount factor to the estimated enterprise value given our anticipated growth, the IPO, and performance relative to other companies within our industry. The estimated enterprise value was then divided by the number of fully diluted common stock outstanding to arrive at the per share common stock value.

For the periods below, our board of directors estimated the fair value of our common stock as follows:

Period	Estimated fair value of common stock	Primary basis for estimated fair value of common stock
Three months ended June 26, 2009	$10.00	Most recent third-party trading transactions in our common stock; we were not a party to the negotiations
Three months ended September 25, 2009	$10.00	Most recent third-party trading transaction in our common stock; we were not a party to the negotiations
Three months ended December 25, 2009	$14.00	Multiple of projected Adjusted EBITDA(1)
Three months ended March 26, 2010	$23.07	Multiple of projected Adjusted EBITDA(1)
Three months ended June 25, 2010	$15.00	High end of price range in IPO Prospectus

(1)          Calculated based on trading multiples of comparable companies. For a discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), see “—Non-U.S. GAAP discussion”.

The substantial increase in value during fiscal 2010 was principally due to a significant increase in the number of RealD-enabled screens and in the number of projected 3D motion picture releases.

Share-based compensation

Stock options granted generally vest over a four-year period, with 25.0% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant.

Share-based compensation expense for the three months ended June 25, 2010 and June 26, 2009 was as follows:

	Three months ended
	June 25,	June 26,
(in thousands)	2010	2009
Cost of revenue	$13	$20
Research and development	202	328
Selling and marketing	381	348
General and administrative	60	68
Total	$656	$764

Inventories

Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers.

The number of domestic RealD-enabled screens and related usage of RealD eyewear is expected to grow. Accordingly, for RealD eyewear located at a motion picture exhibitor, we believe that it is not operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction, and shrinkage are specifically recognized in the period incurred. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

•                  For an estimated period of time following shipment to domestic motion picture exhibitors, no expense is recognized between the time of shipment and until the delivery is made as the inventory unit is in transit and unused.

•                  The inventory unit cost is expensed on a straight-line basis over an estimated usage period beginning when we believe usage of the inventory unit has started. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture’s opening release date, a 3D motion picture’s expected release period, the number of currently playing 3D motion pictures, the motion picture exhibitor’s buying and stocking patterns and practices and the quantities shipped per inventory unit.

We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. RealD eyewear inventory costs that have not yet been expensed are reported as deferred costs-eyewear.

Impairment of long-lived assets

We review long-lived assets, such as property and equipment, cinema systems, digital projectors and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

For the three months ended June 25, 2010 and June 26, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue were not significant.

Deferred tax asset valuation and tax exposures

As of June 25, 2010, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

We are subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, we adjust tax expense to reflect our ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, the valuation allowance against our deferred tax assets and uncertainty in income tax positions. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

Contingencies and assessments

We are subject to various loss contingencies and assessments arising in the course of our business, some of which relate to litigation, claims, property taxes and sales and use or goods and services tax assessments. We consider the likelihood of the loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss, contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. Based on the information presently available, including discussion with counsel and other consultants, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.

Recent accounting pronouncements

In January 2010, Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements (ASU 2010-6) was issued which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. We adopted ASU 2010-6 beginning in the first quarter of fiscal 2010, except for Level 3 reconciliation disclosures which are effective for us beginning in the first quarter of fiscal 2011. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy.

Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition— Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit upon meeting certain criteria and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 will be effective prospectively, with an option for retrospective restatement of the financial statements, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity’s fiscal year. We expect to prospectively adopt the amendments in ASU 2009-13 beginning in the first quarter of fiscal 2012. We are currently evaluating the impact the adoption of new guidance will have on consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations outside the United States. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks as well as changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting in advance and setting credit limits, as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase. We also enter into foreign exchange derivative hedging transactions as part of our risk management program. For accounting purposes, we do not designate any of our derivative instruments as hedges and we do not use derivatives for speculating trading purposes and are not a party to leveraged derivatives.

Interest rate risk

We are exposed to market risk related to changes in interest rates.

Our investments are considered cash equivalents and primarily consist of money market funds. At June 25, 2010, we had cash equivalents of $19.5 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10%

increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

At June 25, 2010 we had borrowings outstanding with carrying values of $25.1 million. The carrying amount of borrowings approximates fair value based on borrowing rates currently available to us. Our outstanding borrowings consist of both fixed and variable interest rate financial instruments. The revolving credit facility provides for, at our option, Revolving LIBOR loans, which bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 4.25% and Revolving Prime loans which bear interest at the fluctuating Prime Rate plus a margin of 2.75%. The borrowings under the term loan bore interest at the LIBOR plus a margin of seven and one-half percent (7.50%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at June 25, 2010 would not have a material impact on operating results and cash flows with respect to our variable rate borrowings. Changes in interest rates would, however, affect the fair values of all of our outstanding borrowings, including, to a lesser extent, our variable rate borrowings outstanding at June 25, 2010 for which the interest rate reset semi-annually. A hypothetical 10% decrease in interest rates relative to interest rates at June 25, 2010 would result in an increase of approximately $0.2 million in the aggregate fair value of our outstanding borrowings. A hypothetical 10.0% increase in interest rates relative to interest rates at June 25, 2010 would result in a decrease of approximately $0.2 million in the aggregate fair value of our outstanding borrowings.

Foreign currency risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar. Our historical revenue has generally been denominated in United States dollars, and a significant portion of our current revenue continues to be denominated in United States dollars; however, we expect an increasing portion of our future revenue to be denominated in currencies other than the United States dollar, primarily the Euro, British pound sterling, Canadian dollar and Japanese yen. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

As of June 25, 2010, we had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $4.8 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three months ended June 26, 2009 and June 25, 2010, the net gains and losses related to the change in fair value of our foreign currency forward contracts were not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on June 25, 2010 would result in a reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.5 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening United States dollar can increase the costs of our international expansion.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 25, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

Risks relating to our business

If motion pictures that can be viewed with RealD Cinema Systems are not made or are not commercially successful, our revenue could decline.

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We have not developed any of our own 3D content and rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production, changes in release schedules, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which could substantially reduce our revenue.

If motion picture exhibitors do not continue to use our RealD Cinema Systems or experience financial difficulties, our growth and results of operations could be adversely affected.

Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether they will renew their license agreements with us at the end of their term or whether we may now or in the future be in breach of those agreements. If motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then motion picture studios may not produce and release 3D motion pictures and our revenue could be adversely affected.

In addition, net license revenue from AMC, Cinemark and Regal together comprised approximately 13% of our net consolidated revenue in the year ended March 31, 2008, 16% in the year ended March 27, 2009 and 18% in the year ended March 26, 2010. Any inability or failure by AMC, Cinemark or Regal to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

A deterioration in our relationships with the major motion picture studios could adversely affect our business.

The six major motion picture studios accounted for approximately 83% of domestic box office revenue and 9 of the top 10 grossing 3D motion pictures in 2009. License fees generated from motion pictures released by these studios represented nearly 100% of our motion picture exhibitor license revenue. Total revenue generated for motion pictures released by these motion picture studios represented nearly 100% of our total revenue in the year ended March 26, 2010.  In addition, for our domestic operations and in certain international markets, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us or stop using our RealD eyewear, our costs could increase and our revenue could decline, which could adversely affect our business and results of operations.

If motion picture exhibitors do not continue converting analog theaters to digital or the pace of conversions slows, our future prospects could be limited and our business could be adversely affected.

Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. In 2009, motion picture exhibitors installed approximately 7,500 digital cinema projectors, an approximately 86% growth rate from 2008, and in 2008, motion picture exhibitors installed approximately 2,300 digital cinema projectors, an approximately 36% growth rate from 2007. Although DCIP recently completed its financing that is providing funding for the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees AMC, Cinemark and Regal, we cannot predict the pace or success of this conversion. As of December 31, 2009, approximately 18% of domestic theater screens had converted to digital and a much smaller percentage of international theater screens had been converted. If the market for digital cinema develops more slowly than expected, the motion picture exhibitors we have agreements with, including AMC, Cinemark and Regal, delay or abandon the conversion of their theaters, our ability to grow our revenue and our business could be adversely affected.

If the deployment of our RealD Cinema Systems is delayed or not realized, our future prospects could be limited and our business could be adversely affected.

We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of June 25, 2010, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 4,000 additional screens under our existing agreements with them. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors’ ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motions pictures exhibited in their theaters. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

We have a history of net losses and may continue to suffer losses in the future.

We have incurred net losses in each of our last five fiscal years, and incurred a net loss of approximately $39.7 million for the year ended March 26, 2010. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

Any inability to protect our intellectual property rights could reduce the value of our 3D technologies and brand, which could adversely affect our financial condition, results of operations and business.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our licensees operate, such as China. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

It is possible that some of our 3D technologies may not be protectable by patents. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims or otherwise avoiding infringement. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable, or a competitor may attempt to engineer around our issued patent. Additionally, patents only offer a limited term of protection. Moreover, the intellectual property we maintain as trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from them.

Our RealD Cinema Systems and other technologies are generally designed for use with third-party technologies and hardware, and if we are unable to maintain the ability of our RealD Cinema Systems and other technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

Our RealD Cinema Systems and other technologies are generally designed for use with third-party technologies and hardware, such as Christie projectors, Doremi servers, Harkness Hall screens and Sony Electronics 4K SXRD® digital cinema projectors. Third-party technologies and hardware may be modified, re-engineered or removed altogether from the marketplace. In addition, third-party technologies used to interact with our RealD Cinema Systems, RealD Format and other 3D technologies can change without prior notice to us, which could result in increased costs or our inability to provide our 3D technologies to our licensees. If we are unable to maintain the ability of our RealD Cinema Systems, RealD Format and other 3D technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

We may in the future be subject to intellectual property rights claims that are costly to defend, could require us to pay damages and could limit our ability to use particular 3D technologies in the future.

We may be exposed to, or threatened with, future litigation by other parties alleging that our 3D technologies infringe their intellectual property rights. Any intellectual property claims, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property claim could require us to pay damages and/or stop using our 3D technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our 3D technologies to others. In order to avoid these restrictions, we may have to seek a license. This license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our 3D technologies and may be unable to compete effectively. In certain instances, we have contractually agreed to provide indemnification to licensees relating to our intellectual property. This may require us to defend or hold harmless motion picture exhibitors, consumer electronics manufacturers or other licensees. We have from time to time corresponded with one or more third parties regarding patent enforcement issues and in-bound and out-bound patent licensing opportunities. In addition, from time to time we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our license fee rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business. Any disputes with our licensees, potential licensees or other third parties could adversely affect our business, results of operations and prospects.

If we are unable to maintain our brand and reputation for providing high quality 3D technologies, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality 3D technologies in the markets we serve. If problems with our 3D technologies cause motion picture exhibitors, consumer electronics manufacturers or other licensees to experience operational disruption or failure or delays in the delivery of their products and services to their customers, our brand and reputation could be diminished. Maintaining and strengthening our brand and reputation may be particularly challenging as we enter markets in which we have limited experience, such as the 3D consumer electronics market. If we fail to promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

Competition from other providers of 3D technologies to the motion picture industry could adversely affect our business.

The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Laboratories, Inc., or Dolby, IMAX Corporation, or IMAX, MasterImage 3D, LLC, or MasterImage, and X6D Limited, or Xpand. In addition, other companies, including motion picture exhibitors and studios, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers, we could lose market share and our business could be adversely affected.

We face potential competition from companies with greater brand recognition and resources in the consumer electronics industry.

The 3D consumer electronics market is new and rapidly developing, and we must compete with companies that enjoy competitive advantages, including:

•                  more developed distribution channels and deeper relationships with consumer electronics manufacturers;

•                  a more extensive customer base;

•                  technologies that may be better suited for 3D consumer electronics products;

•                  broader technology, product and service offerings; and

•                  greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, and lobbying industry and government standards.

As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in the 3D consumer electronics market.

We also face competition where existing licensees relying on our RealD Cinema Systems in the motion picture industry may become current or potential competitors in the 3D consumer electronics market, or vice versa. For example, Sony Pictures

Entertainment, Inc., or Sony Pictures, is a major motion picture studio, but certain of its affiliates also design, manufacture and market consumer electronics products and components and are entering the 3D consumer electronics market. In 2009, we signed an agreement with Sony Electronics making available to it some of our 3D technologies for potential use with their consumer electronics products. To the extent that Sony Electronics or our other licensees choose to utilize competing 3D technologies that they have developed or in which they have an interest, rather than use our 3D technologies, our growth prospects could be adversely affected.

The introduction of new 3D technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D technologies or the growth of new and existing markets, our 3D technologies could become less competitive or obsolete.

The motion picture and consumer electronics industries in general are undergoing significant changes. Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D technologies that may compete directly with our 3D technologies. Competitors may develop alternative 3D technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and which make our 3D technologies less competitive. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries. However, we may not be able to develop and effectively market new 3D technologies that adequately or competitively address the needs of these changing industries, which could have an adverse effect on our business and prospects.

If our 3D technologies fail to be widely adopted by or are not compatible with the needs of our licensees, our business prospects could be limited and our operating results could be adversely affected.

Our motion picture and consumer electronics licensees depend upon our 3D technologies being compatible with a wide variety of motion picture and consumer electronics systems, products and infrastructure. We make significant efforts to design our 3D technologies to address capability, quality and cost considerations so that they either meet or, where possible, exceed the needs of our licensees in the motion picture and consumer electronics industries. To have our 3D technologies widely adopted in the motion picture and consumer electronics industries, we must convince a broad spectrum of professional organizations worldwide, as well as motion picture studios and exhibitors and consumer electronics manufacturers who are members of such organizations, to adopt them and to ensure that our 3D technologies are compatible with their systems, products and infrastructure.

If our 3D technologies are not widely adopted or retained or if we fail to conform our 3D technologies to the expectations of, or standards set by, industry participants, they may not be compatible with other products and our business, operating results and prospects could be adversely affected. We expect that meeting and maintaining the needs of our licensees for compatibility with them will be significant to our business in the future. In addition, the market for broadcast technologies has traditionally been heavily regulated by governments or other regulatory bodies, and we expect this to continue to be the case in the future. If our 3D technologies are not compatible with the broadcasting infrastructure in particular geographic areas, our ability to compete in these markets could be adversely affected.

Other forms of entertainment may be more attractive to consumers than those using our 3D technologies, which could harm our growth and operating results.

We face competition for consumer attention from other forms of entertainment that may drive down motion picture box office and license revenue from motion picture exhibitors. We compete with a number of alternative motion picture distribution channels, such as cable, satellite, broadcast, packaged media and the Internet. There are also other forms of entertainment competing for consumers’ leisure time and disposable income such as concerts, amusement parks and sporting events. A significant increase in the popularity of these alternative motion picture channels and competing forms of entertainment could reduce the demand for theatrical exhibition of 3D motion pictures, including those viewed with our RealD Cinema Systems, and have an adverse effect on our business and operating results.

Motion picture exhibitor stock options, our share price and the pace of theater conversions to RealD-enabled screens could create volatility in our reported revenue and earnings.

In connection with some of our motion picture exhibitor licensing agreements, we issued to the motion picture exhibitors a

10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of screens installed as a percentage of total screen installation targets. We record revenue net of motion picture exhibitor stock options, the amount of which is determined by changes in our share price and the number of RealD-enabled screens relative to certain targets. If our share price were to increase or decrease significantly during a reporting period, it could impact our reported revenue and earnings including potentially leading us to report negative revenue under certain circumstances.

Our limited operating history in the 3D consumer electronics market presents risk to our ability to achieve success in this area.

Our 3D technologies have only recently been made available to consumer electronics manufacturers, including JVC, Panasonic, Samsung, Sony Electronics and Toshiba, to enable 3D viewing on high definition televisions, laptops and other displays. To date, we have not generated revenue of any material significance from our arrangements with these and other consumer electronics manufacturers. The 3D consumer electronics market is rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand for our 3D technologies and the income potential from the 3D consumer electronics market are unproven. In addition, because the 3D consumer electronics market is new and quickly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends. We also may not be able to successfully address these risks on a timely basis or at all.

If consumer electronics manufacturers limit their use of our 3D technologies in high definition televisions, laptops and other displays or such products are not accepted by consumers, our potential growth in this market will be significantly reduced.

We are dependent on consumer electronics manufacturers to use our RealD Format, active and passive eyewear, and display and gaming technologies with their high definition televisions, laptops and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, these agreements are not exclusive, and we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. In addition, since the 3D consumer electronics market is emerging, it is unclear if consumers will accept viewing 3D content in the home and elsewhere. The lack of consumer interest in 3D technologies may cause consumer electronics manufacturers to limit their use of our 3D technologies. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have built our business, in part, through acquisitions of intellectual property and other assets. We may selectively pursue strategic acquisitions in the future. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Our growth may place a strain on our resources, which could harm our operations or increase our costs.

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. We will incur additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the

Sarbanes-Oxley Act of 2002, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs.

We face risks from doing business internationally that could harm our business, financial condition and results of operations.

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 27% of our total gross revenue in fiscal 2008, 27% in fiscal 2009 and 46% in fiscal 2010. We expect that our international business will continue to represent a significant portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•                  fluctuating foreign exchange rates;

•                  laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes and changes in these laws;

•                  changes in local regulatory requirements, including restrictions on content;

•                  differing cultural tastes and attitudes;

•                  differing degrees of protection for intellectual property;

•                  the need to adapt our business model to local requirements;

•                  the instability of foreign economies and governments; and

•                  political instability, natural disaster, war or acts of terrorism.

Events or developments related to these and other risks associated with international business could adversely affect our revenue from those sources, which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate substantially from quarter to quarter, which may be different from analysts’ expectations and adversely affect our stock price.

Our operating results may fluctuate from quarter to quarter. Factors that have affected our operating results in the past, and are likely to affect our operating results in the future, include, among other things:

•                  the timing of when a 3D motion picture is released. These motion pictures tend to be released based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures being released in summer and early winter;

•                  the rate of installation of new RealD Cinema Systems. In connection with some of our motion picture exhibitor license agreements, we issued to three motion picture exhibitors 10-year options to purchase an aggregate of 3,668,340 shares of our common stock at an exercise price of approximately $0.00667 per share, which vests upon the achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as the estimated fair value of our common stock and number of RealD-enabled screen installations increase.

•                  the timing of expenses. Our expenses, including depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor’s premises, digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs) and occupancy costs, have in the past, and may in the future, increase significantly, including in quarters when we do not experience a similar growth in revenue; and

•                  the timing and accuracy of license fee reports. It is not uncommon for license fee reports to include positive or negative corrective or retroactive license fees that cover extended periods of time.

In addition, variances in our operating results from analysts’ expectations could adversely affect our stock price. See also “Management’s discussion and analysis of financial condition and results of operations—Quarterly results and seasonality.”

Our RealD eyewear may, in the future, be regulated by the Food and Drug Administration, or FDA, or by state or foreign agencies, which could increase our costs and adversely impact our profitability.

Currently, polarized eyewear, including our RealD eyewear, is not regulated by the FDA, or by state or foreign agencies. However, certain eyewear, such as non-prescription reading glasses and sunglasses, are considered to be medical devices by the FDA and are subject to regulations imposed by the FDA and various state and foreign agencies. With the rising popularity of polarized 3D eyewear, there has been an increasing level of public scrutiny examining its potential health risks. Polarized 3D eyewear, including our RealD eyewear, may at some point be subject to federal, state or foreign regulations that could potentially restrict how our RealD eyewear is produced, used or marketed, and the cost of complying with those regulations may adversely affect our profitability.

If 3D viewing with active or passive eyewear is found to cause health risks or consumers believe that it does, demand for the 3D viewing experience may decrease or we may become subject to liability, which could adversely affect our results of operations, financial condition, business and prospects.

Research conducted by institutions unrelated to us has suggested that 3D viewing with active or passive eyewear may cause vision fatigue, eye strain, discomfort, headaches, motion sickness, dizziness, nausea, epileptic seizures, strokes, disorientation, perceptual after-effects, decreased postural stability or other health risks in some consumers. If these potential health risks are substantiated or consumers believe in their validity, demand for the 3D viewing experience in the theater, the home and elsewhere may decline. As a result, major motion picture studios and other content producers and distributors may refrain from developing 3D content, motion picture exhibitors may reduce the number of 3D-enabled screens (including RealD-enabled screens) they currently deploy or plan to deploy, or they may reduce the number of 3D motion pictures exhibited in their theaters, which would adversely affect our results of operations, financial condition and prospects. A decline in consumer demand may also lead consumer electronics manufacturers and content distributors to reduce or abandon the production of 3D products, which could adversely affect our prospects.

In addition, if health risks associated with our RealD eyewear materialize, we may become subject to governmental regulation or product liability claims, including claims for personal injury. Successful assertion against us of one or a series of large claims could materially harm our business. Also, if our RealD eyewear is found to be defective, we may be required to recall it, which may result in substantial expense and adverse publicity that could adversely impact our sales, operating results and reputation. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded under the terms of the policy, which could adversely affect our financial condition. In addition, we may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future, which could adversely affect our results of operations, financial condition and business.

Our agreements with motion picture studios domestically and motion picture exhibitors internationally require us to manage the supply chain of our RealD eyewear, and any interruption to the supply chain for our RealD eyewear components could adversely affect our results of operations, financial condition, business and prospects.

Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping cost, logistics or recycling interruption or other disruption to our global supply chain could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with recent major 3D motion picture releases and increased consumer demand, we exhausted our inventory of RealD eyewear and have incurred increased shipping costs to accelerate delivery.

Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D technologies and, as a result, adversely affect our business, revenue and growth prospects.

The global economic environment in late 2008 and 2009 was volatile and continues to pose risks. The economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending, resulting in lower motion picture box office. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies, which could cause our business, revenue and growth prospects to suffer.

The loss of members of our management or research and development teams could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued individual and collective contributions of our management and research and development teams. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors and consumer electronics manufacturers and the research and development of our 3D technologies. The loss of any of these individuals, including Michael V. Lewis, our Chairman and Chief Executive Officer, or Joshua Greer, our President, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees or other claims.

Our ability to use our net operating loss carryforwards could be subject to additional limitation if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.

While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion below under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures”), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have not determined whether such ownership change has previously occurred. It is possible that our IPO, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of the IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks related to our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons, which include:

•                  our quarterly or annual earnings or those of our competitors;

•                  the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•                  changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of our competitors;

•                  new laws or regulations or new interpretations of laws or regulations applicable to our business;

•                  changes in accounting standards, policies, guidance, interpretations or principles;

•                  changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•                  litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors; and

•                  sales of common stock by our directors, executive officers and significant stockholders.

In addition, the stock market in general, and the market for technology and media companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our equity incentive plans or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not expect to pay dividends on shares of our common stock in the foreseeable future, and we intend to use cash to grow our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws will contain provisions that could depress the trading price of our stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•                  authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•                  provide for a classified board of directors (three classes);

•                  provide that stockholders may only remove directors for cause;

•                  provide that stockholders may only remove directors prior to the expiration of their term upon a supermajority vote of at least 80% of our outstanding common stock;

•                  provide that any vacancy on our board of directors, including a vacancy resulting from an increase in the size of the board, may only be filled by the affirmative vote of a majority of our directors then in office, even if less than a quorum;

•                  provide that a special meeting of stockholders may only be called by our board of directors or by our chief executive officer;

•                  provide that action by written consent of the stockholders may be taken only if the board of directors first approves such action; provided that, notwithstanding the foregoing, we will hold an annual meeting of stockholders in accordance with NYSE rules, for so long as our shares are listed on NYSE, and as otherwise required by the bylaws;

•                  provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•                  establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we will be subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of specimen common stock certificate.

31.1‡

Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2‡

Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)  Incorporated by reference to exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.

(2) Incorporated by reference to exhibit 3.4 filed with the Registrant’s Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.

(3) Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

‡                   Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa Chief Financial Officer and Chief Operating Officer

Date: August 2, 2010