Form 10-Q
period 2010-09-24
RealD Inc.
filed 2010-11-03
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2010

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

(310) 385-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such  filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐    No  ☒

On October 29, 2010, the registrant had 48,514,227 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
September 24, 2010

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	September 24,	March 26,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,402	$13,134
Marketable securities	6,849	–
Accounts receivable, net	57,822	51,184
Inventories	26,196	6,539
Deferred costs – eyewear	1,619	1,842
Deferred income taxes	4,349	4,349
Prepaid expenses and other current assets	4,312	1,128
Total current assets	148,549	78,176
Property and equipment, net	4,126	2,558
Cinema systems, net	71,917	40,623
Digital projectors, net-held for sale	11,262	25,521
Goodwill	10,657	10,657
Other intangibles, net	1,964	2,024
Other assets	131	2,587
Total assets	$248,606	$162,146
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current liabilities:
Accounts payable	$40,910	$37,625
Accrued expenses and other liabilities	29,204	24,608
Deferred revenue	25,130	19,430
Credit facility agreement	–	20,066
Income taxes payable	1,540	1,254
Current portion of long-term debt	2,846	9,299
Total current liabilities	99,630	112,282
Deferred revenue, net of current portion	15,479	14,144
Virtual print fee liability and customer deposits	4,642	8,331
Long-term debt, net of current portion	1,029	2,031
Deferred tax liability	4,413	4,413
Commitments and contingencies
Series C mandatorily redeemable convertible preferred stock, no par value, zero and 5,140 shares authorized; zero and 5,140 shares issued and outstanding; zero and $17.025 redemption value per share at September 24, 2010 and March 26, 2010, respectively	–	62,831
Equity (deficit)
Series A redeemable convertible preferred stock, no par value, zero and 3,000 shares authorized; zero and 2,000 shares issued and outstanding at September 24, 2010 and March 26, 2010, respectively	–	1,978
Series B redeemable convertible preferred stock, no par value, zero and 2,418 shares authorized; zero and 2,417 shares issued and outstanding at September 24, 2010 and March 26, 2010, respectively	–	2,970
Series D redeemable convertible preferred stock, no par value, zero and 1,667 shares authorized; zero and 1,667 shares issued and outstanding at September 24, 2010 and March 26, 2010, respectively	–	19,952
Common stock, $0.0001 par value, 200,000 and 52,700 shares authorized; 48,514 and 24,691 shares issued and outstanding at September 24, 2010 and March 26, 2010, respectively	258,754	68,371
Accumulated deficit	(137,460)	(137,291)
Total RealD Inc. stockholders’ deficit	121,294	(44,020)
Noncontrolling interest	2,119	2,134
Total equity (deficit)	123,413	(41,886)
Total liabilities, mandatorily redeemable convertible preferred stock and equity (deficit)	$248,606	$162,146

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009

Revenue:
License	$23,762	$15,770	$49,552	$21,724
Product and other	41,560	22,913	80,290	42,523
Total revenue	65,322	38,683	129,842	64,247
Cost of revenue:
License	3,364	2,226	6,359	4,512
Product and other	48,135	28,131	91,758	48,546
Total cost of revenue	51,499	30,357	98,117	53,058
Gross margin	13,823	8,326	31,725	11,189
Operating expenses:
Research and development	3,425	2,605	6,404	5,005
Selling and marketing	5,333	3,879	9,438	7,781
General and administrative	8,369	3,219	14,599	5,950
Total operating expenses	17,127	9,703	30,441	18,736
Operating income (loss)	(3,304)	(1,377)	1,284	(7,547)
Interest expense	(283)	(292)	(802)	(574)
Other income (loss)	197	(450)	6,807	(460)
Income (loss) before income taxes	(3,390)	(2,119)	7,289	(8,581)
Income tax expense	824	426	1,651	953
Net income (loss)	(4,214)	(2,545)	5,638	(9,534)
Net (income) loss attributable to noncontrolling interest	187	228	(873)	465
Accretion of preferred stock	(1,096)	(3,093)	(4,934)	(6,185)
Net loss attributable to RealD Inc. common stockholders	$(5,123)	$(5,410)	$(169)	$(15,254)

Loss per common share:
Basic and diluted	$(0.12)	$(0.22)	$(0.01)	$(0.63)

Shares used in computing earnings per common share:
Basic and diluted	42,856	24,554	33,774	24,378

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Six months ended
	September 24,	September 25,
	2010	2009
Cash flows from operating activities
Net income (loss)	$5,638	$(9,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,044	3,377
Non-cash interest expense	480	353
Non-cash stock compensation	3,008	1,467
Motion picture exhibitor option reduction in revenue	12,048	6,172
Gain on sale of digital projectors	(6,676)	–
Impairment of long-lived assets	295	293
Changes in operating assets and liabilities:
Accounts receivable	(6,638)	(11,075)
Inventories	(19,657)	(1,213)
Prepaid expenses and other current assets	(3,184)	(4,645)
Deferred costs - eyewear	223	2,551
Other assets	2,462	(13)
Accounts payable	3,465	5,820
Accrued expenses and other liabilities	4,175	4,417
Virtual print fee liability and customer deposits	1,692	548
Income taxes payable	286	333
Deferred revenue	7,035	(5,497)
Net cash provided by (used in) operating activities	10,696	(6,646)

Cash flows from investing activities
Purchases of marketable securities	(6,849)	–
Purchases of property and equipment	(1,938)	(694)
Purchases of cinema systems and related components	(36,375)	(9,580)
Purchases of digital projectors	(114)	(295)
Proceeds from sale of digital projectors	15,354	–
Net cash used in investing activities	(29,922)	(10,569)

Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	81,940	–
Noncontrolling interest distribution	(888)	–
Proceeds from credit facility agreement - term loan	–	10,000
Repayments on credit facility agreement - term loan	(10,000)	–
Repayments of long-term debt	(8,128)	(1,294)
Proceeds from credit facility agreement - revolving credit facility	5,000	–
Repayments on credit facility agreement - revolving credit facility	(15,150)	–
Proceeds from exercise of stock options	445	29
Proceeds from exercise of warrants	272	–
Proceeds from exercise of motion picture exhibitor options	3	–
Net cash provided by financing activities	53,494	8,735
Net increase (decrease) in cash and cash equivalents	34,268	(8,480)
Cash and cash equivalents, beginning of year	13,134	15,704
Cash and cash equivalents, end of year	$47,402	$7,224

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$4,934	$6,185
Digital projectors purchased in exchange for notes	423	1,277

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc., including its subsidiaries (RealD), is a global licensor of stereoscopic 3D technologies.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on July 16, 2010 (the “Prospectus”). The consolidated balance sheet as of March 26, 2010, included herein was derived from the audited financial statements as of that date, and the condensed notes to the condensed consolidated financial statements do not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. We do not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries’ assets, liabilities, and operating results are included in their entirety in the accompanying condensed consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non-controlling interests in the condensed consolidated balance sheets under equity (deficit) and condensed consolidated statements of operations.

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

On July 21, 2010, we completed the initial public offering of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the initial public offering, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million.

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

Net loss per share of common stock

Basic loss per share of common stock is computed by dividing the net loss attributable to RealD Inc. common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the holders of our convertible preferred stock are entitled to participate in dividends and earnings of our company, we apply the two-class method in calculating our earnings per share for periods when we generate net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. No such dividends were paid. Because the convertible preferred stock was not contractually obligated to share in our losses, no such allocation was made for periods when we have net losses. Diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses.

The calculation of the basic and diluted loss per share of common stock for the three and six months ended September 24, 2010 and September 25, 2009 was as follows:

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
(in thousands, except per share data):	2010	2009	2010	2009
Numerator:
Net income (loss)	$(4,214)	$(2,545)	$5,638	$(9,534)
Net (income) loss attributable to noncontrolling interest	187	228	(873)	465
Accretion of preferred stock	(1,096)	(3,093)	(4,934)	(6,185)
Net loss attributable to RealD Inc. common stockholders	$(5,123)	$(5,410)	$(169)	$(15,254)

Denominator:
Weighted-average common shares outstanding	42,856	24,554	33,774	24,378

Loss per common share:
Basic and diluted	$(0.12)	$(0.22)	$(0.01)	$(0.63)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for the three and six months ended September 24, 2010 and September 25, 2009 was as follows:

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2010	2009	2010	2009
Options and warrants to purchase common stock	10,458	6,661	9,139	6,561
Conversion of convertible preferred stock	3,885	16,836	10,360	16,836
Total	14,343	23,497	19,499	23,397

The above anti-dilution table excludes 1,630,375 motion picture exhibitor options that vest upon the achievement of screen installation targets because the targets were not met as of September 24, 2010.

Marketable securities

The carrying cost, unrealized gains and losses and fair value of marketable securities by major security as of September 24, 2010 were as follows:

			September 24, 2010
		Unrealized	Unrealized	Estimated
(in thousands)	Cost	gain	loss	fair value
Available-for-sale:
Corporate obligations	$5,823	$—	$—	$5,823
Municipal debt securities	2,526	—	—	2,526
U.S. agency securities	1,651	—	—	1,651
Total	$10,000	$—	$—	$10,000

Classification in the condensed consolidated balance sheets
September 24,
(in thousands)	2010
Cash and cash equivalents	$3,151
Marketable securities	6,849
Total	$10,000

All contractual maturities of debt securities classified as available-for-sale at September 24, 2010 were due within one year.

We classify unrealized gains and losses reported as a component of accumulated other comprehensive income. As of September 24, 2010, the carrying value of our marketable securities approximated fair value primarily attributable to the short holding and maturity periods of the instruments. For the three and six months ended September 24, 2010, the unrealized gains and losses from the available-for-sale securities were not significant.

The objectives of RealD investment policy are to preserve capital, provide sufficient liquidity to satisfy operating and investment purposes, and capture a market rate of return based on the company’s investment policy parameters and market conditions.  Our investment policy limits investments to certain types of debt and money market instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of September 24, 2010, we had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $2.4 million. As of September 24, 2010 and March 26, 2010, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that are corroborated by market data. For the three and six months ended September 24, 2010, the net loss  related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the three and six months ended September 25, 2009, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Fair value measurements

As of September 24, 2010, the fair values of our financial assets and liabilities carried at fair value on a recurring basis were as follows:

(in thousands)	Quoted prices in acive markets (Level 1)	Signficant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Corporate obligations	$5,823	$—	$—	$5,823
Municipal debt securities	2,526	—	—	2,526
U.S. agency securities	1,651	—	—	1,651
Total assets	$10,000	$—	$—	$10,000

Liabilities:
Foreign currency forward contracts	$—	$137	$—	$137
Total liabilities	$—	$137	$—	$137

We base the fair value of our Level 1 financial instruments on active quoted market prices for identical instruments. Our Level 1 financial instruments include corporate obligations, municipal debt securities and U.S. government bonds. We obtain the fair value of our Level 2 financial instruments from broker/dealer quotes of the same or similar securities, based on historical data and other observable inputs, rather than direct observations of quoted prices in active markets. Our Level 2 financial instruments include foreign currency forward contracts.

As of September 24, 2010, we had no assets or liabilities measured and recorded at fair value on a recurring basis that are categorized as Level 3, or that were transferred in or out of the Level 3 category.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable, employee and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $2.1 million and $1.2 million as of September 24, 2010 and March 26, 2010, respectively.

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

For the three months ended September 24, 2010 and September 25, 2009, we recorded inventory impairments of $1.5 million and $2.0 million, respectively, as a result of our net realizable value analyses.  For each of the six months ended September 24, 2010 and September 25, 2009, we recorded inventory impairments of $2.4 million and $3.0 million, respectively, as a result of our net realizable value analyses.

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

Deferred offering costs

There was $7.4 million of deferred offering costs incurred through July 21, 2010,  which were offset against the proceeds of our initial public offering.

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

For the three months ended September 24, 2010 and September 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.2 million. For each of the six months ended September 24, 2010 and September 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.3 million.

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

Revenue reductions

We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $11.6 million and $1.1 million for the three months ended September 24, 2010 and September 25, 2009, respectively. Amounts recorded as a revenue reduction totaled $12.0 million and $6.2 million for each of the six months ended September 24, 2010 and September 25, 2009, respectively. The reduction to revenue resulting from motion picture exhibitor stock options for the three and six months ended September 24, 2010 reflects the price of our common stock of $16.35 per share and 2,792 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. Once AMC, Regal and Cinemark achieve the 4,500 screen vesting performance target and the options are fully vested, the motion picture exhibitor stock option expense will end.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.5 million and $2.1 million for the three months ended September 24, 2010 and September 25, 2009, respectively. Shipping and handling costs recognized in cost of revenue were $6.6 million and $3.5 million for each of the six months ended September 24, 2010 and September 25, 2009, respectively.

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

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	September 24,	March 26,
(in thousands)	2010	2010
RealD Cinema Systems	$84,490	$48,508
Digital projectors	13,739	33,196
Leasehold improvements	698	719
Machinery and equipment	3,516	2,247
Furniture and fixtures	13	13
Computer equipment and software	595	356
Construction in process	1,216	767
Total	$104,267	$85,806
Less accumulated depreciation	(16,962)	(17,104)
Property and equipment, RealD Cinema Systems and digital projectors	$87,305	$68,702

Depreciation expense amounted to $3.3 million and $1.7 million for the three months ended September 24, 2010 and September 25, 2009, respectively. Depreciation expense amounted to $5.9 million and $3.3 million for each of the six months ended September 24, 2010 and September 25, 2009, respectively.

We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $1.7 million and $6.8 million as of September 24, 2010 and March 26, 2010, respectively.

During the six months ended September 24, 2010, we received $15.4 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.3 million of notes payable to the equipment providers.

4. Borrowings

Revolving credit facility agreement and term loan

Prior to July 21, 2010, the date of our initial public offering, we had a $35.0 million credit facility agreement with City National Bank that provided for a maximum amount of borrowing under a revolving credit facility of $25.0 million and a term loan of $10.0 million.

Borrowings outstanding under the term loan totaled $10.0 million as of March 26, 2010 at an interest rate of 8.625%. Borrowings outstanding under the revolving credit facility totaled $10.2 million as of March 26, 2010. The interest rates related to our borrowings outstanding under the revolving credit facility ranged from 4.6% to 6.0%.

All amounts outstanding under the credit facility agreement became due and were repaid upon the closing of our initial public offering on July 21, 2010.

Credit and security agreement

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

Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 24, 2010, we were in compliance with all financial covenants in our credit facility agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of September 24, 2010, there were no borrowings outstanding under the credit and security agreement. As of September 24, 2010, there was $15.0 million available to borrow under the credit and security agreement.

Interest expense related to our borrowings under our credit facility agreement and credit and security agreement was $0.2 million and $0.6 million for the three and six months ended September 24, 2010, respectively. Interest expense related to our borrowings under our credit facility agreement was $0.1 million and $0.2 million for the three and six months ended September 25, 2009, respectively.

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

Notes payable totaled $3.9 million and $11.3 million as of September 24, 2010 and March 26, 2010, respectively. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to notes payable was $0.1 million and $0.2 million for the three months ended September 24, 2010 and September 25, 2009, respectively. Interest expense related to notes payable was $0.2 million and $0.4 million for each of the six months ended September 24, 2010 and September 25, 2009, respectively.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $4.3 million at September 24, 2010 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

6. Mandatorily redeemable convertible preferred stock and equity (deficit)

Initial public offering

On July 21, 2010, we completed the initial public offering of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the initial public offering, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million.

Convertible preferred stock

Our outstanding Series A, B and D convertible preferred stock was classified as part of permanent equity within the condensed consolidated balance sheets based on their rights and preferences set forth under the certificate of incorporation, California and Delaware law and the accounting standards pertaining to classification within the condensed consolidated balance sheet. We therefore recorded the Series A, B and D preferred stock at their original issuance price net of applicable issuance costs. On July 21, 2010, in conjunction with our initial public offering, our total outstanding Series A, B and D convertible preferred stock in the amount of 6,084,311 shares converted at a ratio of 1:1.5 into 9,126,466 shares of common stock.

Mandatorily redeemable convertible preferred stock

Our Series C mandatorily redeemable convertible preferred stock was classified in temporary equity under the SEC’s guidance provided in ASR 268 because the holders of our Series C mandatorily redeemable convertible preferred stock have the right to cause us to redeem the instrument for cash for a specified period. On July 21, 2010, in conjunction with our initial public offering, our total outstanding Series C mandatorily redeemable convertible preferred stock in the amount of 5,139,500 shares converted at a ratio of 1:1.5 into 7,709,250 shares of common stock.

We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010. Accretion is provided using the effective interest-rate method. For the three months ended September 24, 2010 and September 25, 2009, we recorded accretion of $1.1 million and $3.1 million, respectively. For each of the six months ended September 24, 2010 and September 25, 2009, we recorded accretion of $4.9 million and $6.2 million, respectively.

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

Amounts recorded as a revenue reduction totaled $11.6 million and $1.1 million for the three months ended September 24, 2010 and September 25, 2009, respectively. Amounts recorded as a revenue reduction totaled $12.0 million and $6.2 million for each of the six months ended September 24, 2010 and September 25, 2009, respectively. The reduction to revenue resulting from motion picture exhibitor stock options for the three and six months ended September 24, 2010 reflects the price of our common stock of $16.35 per share and 2,792 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of September 24, 2010, unrecognized motion picture exhibitor stock options reductions in revenue totaled $9.5 million based upon an estimated fair value of our common stock of $16.35 per share and 100% achievement of screen installation targets. Once AMC, Regal and Cinemark achieve the 4,500 screen vesting performance target and the options are fully vested, the motion picture exhibitor stock option expense will end.

As of September 24, 2010, 2,037,965 of the motion picture exhibitor stock options had vested. Additionally, 407,593 exhibitor stock options were exercised by certain of our motion picture exhibitors during the six months ended September 24, 2010. Reductions of revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the estimated fair value of our common stock and number of screen installations increase.

Warrants

As of September 24, 2010, there were warrants outstanding to purchase 762,300 shares of common stock. For the six months ended September 24, 2010, 326,700 warrants were exercised. The outstanding warrants’ weighted-average exercise price is $0.83 per share. As of September 24, 2010, the weighted-average remaining term of the warrants was 5.5 years.

7. Share-based compensation

We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact.

In April 2010, our board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan, or the 2010 Stock Plan, and in June 2010, our stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Plan, such that, effective with our initial public offering, we will no longer make any new grants under the 2004 Plan. Instead, the board of directors or our compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock units to employees, officers, directors, non-employee directors and consultants.

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. In July 2010, we granted 2,455,500 stock options at a weighted average grant date fair value of $8.75 per share. For the six months ended September 24, 2010, share-based compensation expense related to stock options was $2.5 million.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparator group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In July 2010, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. For the six months ended September 24, 2010, share-based compensation expense related to performance stock options was $0.4 million.

Restricted stock units

In August 2010, we granted our board of directors 54,372 restricted stock units at a weighted average grant date fair value of $19.84 per share. The restricted stock units vest on a monthly basis over one to two years. For the six months ended September 24, 2010, share-based compensation expense related to restricted stock units was $0.1 million.

Share-based compensation expense for all share-based arrangements for the three and six months ended September 24, 2010 and September 25, 2009 was as follows:

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2010	2009	2010	2009
Cost of revenue	$30	$20	$43	$40
Research and development	381	216	582	543
Selling and marketing	774	408	1,156	757
General and administrative	1,167	59	1,227	127
Total	$2,352	$703	$3,008	$1,467

8. Income taxes

Our income tax expense for the three and six months ended September 24, 2010 was $0.8 million and $1.7 million, respectively, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

9. Equity (deficit)

A summary of the changes in total equity (deficit) for the six months ended September 24, 2010 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)

Balance, March 26, 2010	$(44,020)	$2,134	$(41,886)
Accretion of Series C preferred stock	(4,934)	-	(4,934)
Share-based compensation	3,008	-	3,008
Exercise of stock options	447	-	447
Exercise of motion picture exhibitor options	3	-	3
Exercise of warrants	272	-	272
Motion picture exhibitor option reduction in revenue	12,048	-	12,048
Noncontrolling interest distribution	-	(888)	(888)
Conversion of preferred stock	67,765	-	67,765
Issuance of common stock in connection with initial public offering, net of issuance costs	81,940	-	81,940
Comprehensive income:
Net income	4,765	873	5,638
Total comprehensive income			5,638
Balance, September 24, 2010	$121,294	$2,119	$123,413

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for 2010 and 2011; our ability to supply our solutions to our customers on a timely basis; growth opportunities and trends in the market in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

Overview

We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio enables a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Format, active and passive eyewear, and display and gaming technologies to consumer electronics manufacturers and content providers and distributors to enable the delivery and viewing of 3D content on high definition televisions, laptops and other displays. Our cutting-edge 3D technologies have been used for applications such as piloting the Mars Rover, heads-up displays for military jets and robotic medical procedures.

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

•                  Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net loss, plus interest expense, net, income taxes and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For further discussion regarding Adjusted EBITDA, see ‘‘—Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Six months ended
	September 24, 2010	September 25, 2009
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	5,600	2,300
Total international RealD enabled screens	3,700	1,000
Total RealD enabled screens	9,300	3,300
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,100	1,400
Total international locations with RealD enabled screens	1,700	700
Total locations with RealD enabled screens	3,800	2,100
Number of 3D motion pictures (released during period)	11	7

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of September 24, 2010, there were approximately 9,300 RealD-enabled screens worldwide as compared to approximately 3,300 RealD-enabled screens worldwide as of September 25, 2009, an increase of 6,000 RealD-enabled screens or 182%.  Digital Cinema Implementation Partners (“DCIP”), recently completed its financing and is expected to fund the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees AMC, Cinemark and Regal. We believe the increasing number of theater screens to be financed by DCIP provides us with significant opportunity to deploy additional RealD Cinema Systems and furthers our penetration of the domestic market. Based on the slate announcements by motion picture studios, we anticipate that 22 3D motion pictures will be released worldwide during 2010, including sequels to successful major motion picture franchises such as Chronicles of

Narnia and Tron, and that approximately 32 3D motion pictures will be released worldwide in 2011. As the number of RealD-enabled screens and 3D motion pictures released increases, we expect that our revenue and capital needs will continue to grow.

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

Motion picture exhibitor stock options

We expect to incur variability in our license revenue and operating results in connection with stock options issued to some of our motion picture exhibitor licensees that vest upon the achievement of screen installation targets. For further discussion regarding exhibitor stock options, see “Critical accounting policies and estimates.”

Results of operations

The following table sets forth our condensed consolidated statements of operations for each of the periods indicated:

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2010	2009	2010	2009
Consolidated statements of operations data:
Gross revenue	$76,878	$39,777	$141,890	$70,419
Motion picture exhibitor options	(11,556)	(1,094)	(12,048)	(6,172)
Net revenue	65,322	38,683	129,842	64,247
Cost of revenue	51,499	30,357	98,117	53,058
Gross margin	13,823	8,326	31,725	11,189
Operating expenses:
Research and development	3,425	2,605	6,404	5,005
Selling and marketing	5,333	3,879	9,438	7,781
General and administrative	8,369	3,219	14,599	5,950
Total operating expenses	17,127	9,703	30,441	18,736
Operating income (loss)	(3,304)	(1,377)	1,284	(7,547)
Interest expense	(283)	(292)	(802)	(574)
Other income (loss)	197	(450)	6,807	(460)
Income (loss) before income taxes	(3,390)	(2,119)	7,289	(8,581)
Income tax expense	824	426	1,651	953
Net income (loss)	(4,214)	(2,545)	5,638	(9,534)
Net (income) loss attributable to noncontrolling interest	187	228	(873)	465
Accretion of preferred stock	(1,096)	(3,093)	(4,934)	(6,185)
Net loss attributable to RealD Inc. common stockholders	$(5,123)	$(5,410)	$(169)	$(15,254)

Other data:
Adjusted EBITDA (1)	$16,479	$3,859	$27,453	$6,111

(1)         Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “—Non-U.S. GAAP discussion.”

In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue).

Three months ended September 24, 2010 compared to three months ended September 25, 2009

Revenue

	Three months ended
	September 24,	September 25,	Amount	Percentage
(in thousands)	2010	2009	change	change
Revenue:
Gross license	$35,318	$16,864	$18,454	109.4%
Motion picture exhibitor options	(11,556)	(1,094)	(10,462)	956.3%
Net license	23,762	15,770	7,992	50.7%
Product and other	41,560	22,913	18,647	81.4%
Total net revenue	$65,322	$38,683	$26,639	68.9%

The significant increase in net revenue recorded during the three months ended September 24, 2010 compared to the three months ended September 25, 2009 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 56% of gross revenue for the three months ended September 24, 2010.

For the three months ended September 24, 2010, there were eight motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended September 24, 2010 includes admission-based fees related to the following motion pictures: Toy Story 3 ($9.4 million), Shrek Forever After ($3.7 million), Despicable Me ($3.7 million), The Last Airbender ($3.0 million), Step Up ($1.8 million) and Resident Evil ($1.4 million).  For the three months ended September 25, 2009, there were four motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended September 25, 2009 includes admission-based fees related to the following motion pictures:  Ice Age 3 ($5.9 million),  Up ($2.1 million), GForce ($3.0 million) and Final Destination ($2.3 million). Both domestically and internationally, our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the number of 3D motion picture releases increasing. The reduction to revenue resulting from motion picture exhibitor stock options increased $10.5 million based upon the change in the price of our common stock and the number of RealD-enabled screens of the related exhibitor. The reduction to revenue resulting from motion picture exhibitor stock options in the three months ended September 24, 2010 reflects the price of our common stock of $16.35 per share and 2,792 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of September 24, 2010, unrecognized motion picture exhibitor stock options reductions to revenue totaled $9.5 million based upon the price of our common stock of $16.35 per share and 100% achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period to the extent that the value of our common stock and number of RealD-enabled screen installations increase.

Net license revenues comprised 36% and 41% of total revenues for each of the three months ended September 24, 2010 and September 25, 2009, respectively. International license revenues comprised 52% of gross license revenues in the three months ended September 24, 2010.

The increase in our net product and other revenue in the three months ended September 24, 2010 as compared to the three months ended September 25, 2009, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear. International product revenues comprised 59% of total product revenues in the three months ended September 24, 2010, primarily due to increased usage of RealD eyewear internationally at higher unit selling prices than domestic RealD eyewear.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage increases as a result of an expanding 3D motion picture slate and box office, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate in future periods.

Cost of Revenue

	Three months ended
	September 24,	September 25,	Amount	Percentage
(in thousands)	2010	2009	change	change
Revenue	$65,322	$38,683	$26,639	68.9%
Cost of Revenue:
License	3,364	2,226	1,138	51.1%
Product and other	48,135	28,131	20,004	71.1%
Total cost of revenue	$51,499	$30,357	$21,142	69.6%
Gross profit	$13,823	$8,326	$5,497	66.0%
Gross margin	21.2%	21.5%

For the three months ended September 24, 2010, our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue decreased, as a percentage of revenue, to 78.8% for the three months ended September 24, 2010, as compared to 78.5% for the three months ended September 25, 2009. The minimal change in gross margin was primarily due to improved margins on a larger percentage of RealD eyewear revenue. For the three months ended September 24, 2010, the $10.5 million increase in the reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $10.5 million decrease in gross profit.

Excluding the impact of motion picture exhibitor stock options of $11.6 million, gross profit would have been $25.4 million for the three months ended September 24, 2010, and gross margin would have been 33.0%. Excluding the impact of motion picture stock options of $1.1 million, gross profit would have been $9.4 million for the three months ended September 25, 2009, and gross margin would have been 23.7%.

Excluding the impact of motion picture exhibitor stock options of $11.6 million, gross profit for license revenue would have been $32.0 million for the three months ended September 24, 2010, and gross margin would have been 90.5%.  Excluding the impact of motion picture exhibitor stock options of $1.1 million, gross profit for license revenue would have been $14.6 million for the three months ended September 25, 2009, and gross margin would have been 86.8%.

We had a negative product and other gross profit of $6.6 million for the three months ended September 24, 2010, primarily due to RealD eyewear. The increase in our cost of product revenue is a result of the increase in the volume of RealD eyewear. Product and other gross margin increased to negative 15.8% for the three months ended September 24, 2010 as compared to 22.8% for the three months ended September 25, 2009. Product and other gross margin improved as a result of our recycling efforts and an increase in the percentage of higher margin international product sales. Freight related expense increased by an aggregate of $1.2 million as a result of the increased use of RealD eyewear and our international expansion. Expedited freight charges were insignificant in the three months ended September 24, 2010.

Costs associated with our recycling program have been expensed in the period incurred, which further reduced gross profit. Recycling costs increased $0.7 million to $2.2 million for the three months ended September 24, 2010 from $1.5 million for the three months September 25, 2009, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

Our cost of revenue as a percentage of net revenue will be affected in the future by the relative mix of net license and net product revenue, the mix of domestic and international product revenues and the impact of motion picture exhibitor options. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating expenses

	Three months ended
	September 24,	September 25,	Amount	Percentage
(in thousands)	2010	2009	change	change
Research and development	$3,425	$2,605	$820	31.5%
Selling and marketing	5,333	3,879	1,454	37.5%
General and administrative	8,369	3,219	5,150	160.0%
Total operating expenses	$17,127	$9,703	$7,424	76.5%

Research and development.  Our research and development expenses increased primarily due to a $0.5 million increase in personnel costs, which include an increase in the number of research and development personnel to 31 at September 24, 2010 from 27 at September 25, 2009 to increase our product development and engineering capabilities. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due a $1.2 million increase in personnel costs.  The change in personnel costs includes an increase in the number of selling and marketing personnel to 16 at September 24, 2010 from 13 at September 25, 2009, a $0.4 million increase in share based compensation expense and a $0.6 million increase in contractual and discretionary bonuses. Costs also increased from the incurrence of additional advertising and marketing initiatives.  Personnel costs, advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2011 as we increase our international marketing efforts, particularly in Asia, and build our consumer electronics business worldwide.

General and administrative.  Our general and administrative expenses increased primarily due to a $0.9 million increase in sales and use taxes and a $1.5 million increase in personnel costs.  Sales and use taxes increased due to the increase in domestic revenues. We absorb the majority of all sales and use taxes in the United States and do not pass such costs on to our customers. The increase in personnel costs includes an increase in salaries and benefits of $0.4 million as we increased the number of general and administrative employees to 20 at September 24, 2010 from 12 at September 25, 2009 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is an increase of $1.1 million related to share based compensation expense.  Legal expenses and professional fees increased $1.3 million to support the growth in our operations.  Public company related expenses of $0.5 million and $0.4 million for bad debt expense also contributed to the change in expenses.  We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and provisions of the Sarbanes-Oxley Act of 2002.

Other

Interest expense.  Interest expense for the three months ended September 24, 2010 and September 25, 2009 was $0.3 million, primarily due to borrowings under our credit facility agreement and notes payable.

Income tax.  Our income tax expense for the three months ended September 24, 2010 was $0.8 million, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Noncontrolling interest.  Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II, LLC, or Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the net loss attributable to noncontrolling interest was primarily due to the depreciation and property taxes on additional digital projectors leased by Digital Link II.

Six months ended September 24, 2010 compared to six months ended September 25, 2009

Revenue

	Six months ended
	September 24,	September 25,	Amount	Percentage
(in thousands)	2010	2009	change	change
Revenue:
Gross license	$61,600	$27,896	$33,704	120.8%
Motion picture exhibitor options	(12,048)	(6,172)	(5,876)	95.2%
Net license	49,552	21,724	27,828	128.1%
Product and other	80,290	42,523	37,767	88.8%
Total net revenue	$129,842	$64,247	$65,595	102.1%

The significant increase in net revenue recorded during the six months ended September 24, 2010 compared to the six months ended September 25, 2009 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 53% of gross revenue for the six months ended September 24, 2010.

For the six months ended September 24, 2010, there were 11 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the six months ended September 24, 2010 includes admission-based fees related to the following motion pictures: Toy Story 3 ($12.1 million), Shrek Forever After ($7.9 million), How to Train Your Dragon ($5.7 million),   Alice in Wonderland ($4.8 million), Clash of the Titans ($4.3 million), Despicable Me ($3.7 million) and The Last Airbender ($3.0 million). For the six months ended September 25, 2009, there were five motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the six months ended September 25, 2009 includes admission-based fees related to the following motion pictures: Up ($6.3 million), Monsters vs. Aliens ($4.9 million), Ice Age 3 ($5.9 million), GForce ($3.0 million) and Final Destination ($2.3 million). Both domestically and internationally, our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the number of 3D motion pictures increasing the box office. The reduction to revenue resulting from motion picture exhibitor stock options increased $5.9 million based upon the change in the price of our common stock and the number of RealD-enabled screens of the related exhibitor. The reduction to revenue resulting from motion picture exhibitor stock options in the six months ended September 24, 2010 reflects the price of our common stock of $16.35 per share and 2,792 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of September 24, 2010, unrecognized motion picture exhibitor stock options reductions to revenue totaled $9.5 million based upon the price of our common stock of $16.35 per share and 100% achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period to the extent that the value of our common stock and number of RealD-enabled screen installations increase.

Net license revenues comprised 38% and 34% of total revenues for each of the six months ended September 24, 2010 and September 25, 2009, respectively. International license revenues comprised 45% of gross license revenues in the six months ended September 24, 2010.

The increase in our net product and other revenue in the six months ended September 24, 2010, as compared to the six months ended September 25, 2009, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear. International product revenues comprised 59% of total product revenues in the six months ended September 24, 2010, due to increased usage of RealD eyewear internationally at higher unit selling prices than domestic RealD eyewear.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage increases as a result of an expanding 3D motion picture slate and box office, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate in future periods.

Cost of Revenue

	Six months ended
	September 24,	September 25,	Amount	Percentage
(in thousands)	2010	2009	change	change
Revenue	$129,842	$64,247	$65,595	102.1%
Cost of Revenue:
License	6,359	4,512	1,847	40.9%
Product and other	91,758	48,546	43,212	89.0%
Total cost of revenue	$98,117	$53,058	$45,059	84.9%
Gross profit	$31,725	$11,189	$20,536	183.5%
Gross margin	24.4%	17.4%

For the six months ended September 24, 2010, our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue decreased, as a percentage of revenue, to 75.6% for the six months ended September 24, 2010, as compared to 82.6% for the six months ended September 25, 2009. The increase in gross margin was primarily due to an increase in license revenues which partially offset the increased use of RealD eyewear which generates lower gross margin. For the six months ended September 24, 2010, the $5.9 million increase in reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $5.9 million decrease in gross profit.

Excluding the impact of motion picture exhibitor stock options of $12.0 million, gross profit would have been $43.8 million for the six months ended September 24, 2010, and gross margin would have been 30.8%. Excluding the impact of motion picture stock options of $6.2 million, gross profit would have been $17.4 million for the six months ended September 25, 2009, and gross margin would have been 24.6%.

License gross margin improved to 87.2% for the six months ended September 24, 2010 from 79.2% for the six months ended September 25, 2009 due primarily to production efficiencies.  Excluding the impact of motion picture exhibitor stock options of $12.0 million, gross profit for license revenue would have been $55.2 million for the six months ended September 24, 2010, and gross margin would have been 89.7%.  Excluding the impact of motion picture exhibitor stock options of $6.2 million, gross profit for license revenue would have been $23.4 million for the six months ended September 25, 2009, and gross margin would have been 83.8%.

We had a negative product and other gross profit of $11.5 million for the six months ended September 24, 2010, primarily due to RealD eyewear. The increase in our cost of product revenue and negative gross profit is a result of the increase in the volume of RealD eyewear. Product and other gross margin was negative 14.3% for the six months ended September 24, 2010 as compared to negative 14.2% for the six months ended September 25, 2009. Freight related expense increased by an aggregate of $5.7 million as a result of the increased use of RealD eyewear and international expansion.  Of this increase, $3.0 million is related to expedited shipping expenses we incurred in the six months ended September 24, 2010 to satisfy a significant increase in demand. Excluding expedited shipping expenses, gross margin for the six months ended September 24, 2010 would have improved further.

Costs associated with the recycling program have been expensed in the period incurred, which further reduced gross profit. Recycling costs increased $2.0 million to $4.3 million for the six months ended September 24, 2010 from $2.3 million for the six months September 25, 2009, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

Our cost of revenue as a percentage of net revenue will be affected in the future by the relative mix of net license and net product revenue, the mix of domestic and international product revenues and the impact of motion picture exhibitor options. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating expenses

	Six months ended
	September 24,	September 25,	Amount	Percentage
(in thousands)	2010	2009	change	change
Research and development	$6,404	$5,005	$1,399	28.0%
Selling and marketing	9,438	$7,781	1,657	21.3%
General and administrative	14,599	5,950	8,649	145.4%
Total operating expenses	$30,441	$18,736	$11,705	62.5%

Research and development.  Our research and development expenses increased primarily due to a $0.9 million increase in personnel costs, which include an increase in the number of research and development personnel to 31 at September 24, 2010 from 27 at September 25, 2009 to increase our product development and engineering capabilities. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to a $1.1 million increase in personnel costs.  The change in personnel costs includes $0.4 million related to the increase in the number of selling and marketing personnel to 16 at September 24, 2010 from 13 at September 25, 2009, and a $0.5 million increase in share based compensation expense.  Costs also increased from the incurrence of additional advertising and marketing initiatives.  Personnel costs, advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2011 as we increase our international marketing efforts, particularly in Asia, and build our consumer electronics business worldwide.

General and administrative.  Our general and administrative expenses increased primarily due to a $2.3 million increase in sales and use taxes and a $2.3 million increase in personnel costs.  Sales and use taxes increased due to the increase in domestic revenues. We absorb the majority of all sales and use taxes in the United States and do not pass such costs on to our customers. The increase in personnel costs includes an increase in salaries and benefits of $0.8 million as we increased the number of general and administrative employees to 20 at September 24, 2010 from 12 at September 25, 2009 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is an increase of $1.1 million related to share based compensation expense and an increase of $0.3 million related to discretionary and contractual bonuses. Legal expenses and professional fees increased $2.0 million to support the growth in our operations.  Public company related expenses of $0.5 million and $0.5 million for bad debt expense also contributed to the change in expenses.  We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and provisions of the Sarbanes-Oxley Act of 2002.

Other

Interest expense.  Interest expense for each of the six months ended September 24, 2010 and September 25, 2009 was $0.8 million and $0.6 million, respectively.  Interest expense increased $0.2 million primarily due to increases in borrowings under our credit facility agreement. On July 21, 2010, we repaid $25.1 million under our previous revolving credit facility. As of September 24, 2010, there were no borrowings outstanding under the credit and security agreement.

Other income (loss).  Other income for the six months ended September 24, 2010 increased primarily due to a $6.7 million gain from the sale of digital projectors.

Income tax.  Our income tax expense for the six months ended September 24, 2010 was $1.7 million, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Noncontrolling interest.  Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II, LLC, or Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the net income attributable to noncontrolling interest was primarily due to the gain from the sale of digital projectors for the six months ended September 24, 2010.

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

Liquidity and capital resources

Since our inception and through July 21, 2010, we have financed our operations through the sale of redeemable convertible preferred stock, borrowings under our credit facility agreement with City National Bank and through the issuance of notes payable to stockholders and vendors, and net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments. Since a majority of our revenue recognized under our motion picture exhibitor licenses results in admission and usage fees being paid to us subsequent to such consumer attendance, we expect our deferred revenue balances to continue to decline over the next several years.

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

As of September 24, 2010, our primary sources of liquidity were our cash and cash equivalents of $47.4 million, marketable securities of $6.8 million and our credit security agreement with City National Bank providing for a revolving credit facility of up to $15.0 million, $15.0 million of which was available for borrowing.

Our cash equivalents primarily consist of money market funds and other marketable securities that mature within three months from the date of purchase. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes.

On July 21, 2010, we completed the initial public offering of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the initial public offering, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million.

On July 21, 2010, we repaid $25.1 million under our previous revolving credit facility.

On July 23, 2010, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

We believe that our cash, cash equivalents, potential cash flows from operations, and our availability under our credit security agreement with City National Bank will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Six months ended
(in thousands)	September 24, 2010	September 25, 2009
Operating activities	$10,696	$(6,646)
Investing activities	(29,922)	(10,569)
Financing activities	$53,494	$8,735

Cash flow from operating activities

Net cash inflows from operating activities during the six months ended September 24, 2010 primarily resulted from improved operating performance as RealD Cinema System installations and admissions increased. Net cash inflows from operating activities also benefited from increases in deferred revenue from international eyewear sales, accounts payable and accrued expenses, partially offset by an increase in glasses inventories and accounts receivable. Increases in accounts payable and accrued expenses were due to increased business activities at quarter end, resulting in significant amounts due to vendors and employees. Glasses inventories and accounts receivable grew in order to support an increase in RealD Cinema System installations and admissions.

Net cash outflows from operating activities during the six months ended September 25, 2009 primarily resulted from a net loss, an increase in accounts receivable and inventories partially offset by increases in deferred costs-eyewear, deferred revenue and accounts payable and accrued expenses. Accounts receivable increased as a result of an increase in revenue. Inventories grew in order to support an increase in RealD Cinema System installations and admissions. Increases in accounts payable and accrued expenses were due to increased business activities at quarter end, resulting in significant amounts due to vendors and employees.

Cash flow from investing activities and capital resources

For both the six months ended September 24, 2010 and September 25, 2009, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the six months ended September 24, 2010, we purchased available-for-sale securities of $6.8 million. In the six months ended September 24, 2010, we received proceeds of $15.4 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $38.4 million for the six months ended September 24, 2010 and $10.6 million in for the six months ended September 25, 2009. We expect our capital expenditures of cinema systems and related components to be approximately $70.0 million to $75.0 million for the fiscal year ending March 25, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

Cash flow from financing activities

Net cash inflows from financing activities for the six months ended September 24, 2010 primarily resulted from the proceeds from the completion of the initial public offering of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the initial public offering, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million. We used the net proceeds from the initial public offering to repay $25.1 million of amounts outstanding under the credit facility agreement.  In the six months ended September 24, 2010, repayments of long-term debt of $8.1 million and a noncontrolling interest distribution of $0.9 million offset proceeds from our revolving credit facility of $5.0 million.

Net cash inflows from financing activities for the six months ended September 25, 2009 primarily resulted from proceeds from our term loan of $10 million partially offset by repayments of long-term debt of $1.3 million.

From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $3.9 million at September 24, 2010 and $11.3 million at March 26, 2010.

Prior to July 21, 2010, the date of our initial public offering, we had $25.1 million of credit facilities pursuant to a credit facility agreement with City National Bank that provides for a maximum amount of borrowing under a revolving credit facility of $25 million and a term loan of $10 million. All amounts outstanding under the credit facility agreement became due and were repaid upon the closing of our initial public offering on July 21, 2010.

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

Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 24, 2010, we were in compliance with all financial covenants in our credit facility agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of September 24, 2010, there were no borrowings outstanding under the credit and security agreement and there was $15.0 million available to borrow under the credit and security agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

For the six months ended September 24, 2010, proceeds from employee stock option exercises was $0.4 million.  For the six months ended September 24, 2010 proceeds from the exercise of warrants in our common stock was $0.3 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus interest expense, net, income taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended September 24, 2010 and September 25, 2009:

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2010	2009	2010	2009

Net income (loss)	$(4,214)	$(2,545)	$5,638	$(9,534)
Add (deduct):
Interest expense	283	292	802	574
Income tax expense	824	426	1,651	953
Depreciation and amortization	3,376	1,765	6,044	3,377
Other (income) loss (1)	(197)	450	(6,807)	460
Share-based compensation expense (2)	2,352	703	3,008	1,467
Exhibitor option expense (3)	11,556	1,094	12,048	6,172
Impairment of assets and intangibles (4)	164	245	295	293
Sales and use tax (5)	2,007	1,133	4,152	1,853
Property tax (6)	241	208	447	320
Management fee (7)	87	88	175	176
Adjusted EBITDA	$16,479	$3,859	$27,453	$6,111

(1)          Includes amortization of debt issue costs, unrealized foreign currency exchange gains and losses and gain of $6.7 million from the sale of digital projectors in the three month period ended June 25, 2010.

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

(7)          Represents payment of management fees to our Series C mandatorily redeemable convertible preferred stockholder (included in general and administrative expense, which was terminated upon the completion of our initial public offering).

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our condensed consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP.

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

Revenue reductions.  We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $11.6 million and $1.1 million for the three months ended September 24, 2010 and September 25, 2009, respectively. Amounts recorded as a revenue reduction totaled $12.0 million and $6.2 million for each of the six months ended September 24, 2010 and September 25, 2009, respectively. The reduction to revenue resulting from motion picture exhibitor stock options for the three and six months ended September 24, 2010 reflects the price of our common stock of $16.35 per share and 2,792 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. Once AMC, Regal and Cinemark achieve the 4,500 screen vesting performance target and the options are fully vested, the motion picture exhibitor stock option expense will end.

Share-based compensation

We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period.  We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact.

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. In July 2010, we granted 2,455,500 stock options at a weighted average grant date fair value of $8.75 per share. For the six months ended September 24, 2010, share-based compensation expense related to stock options was $2.5 million.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparator group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In July 2010, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. For the six months ended September 24, 2010, share-based compensation expense related to performance stock options was $0.4 million.

Restricted stock units

In August 2010, we granted our board of directors 54,372 restricted stock units at a weighted average grant date fair value of $19.84 per share. The restricted stock units vest on a monthly basis over one to two years. For the six months ended September 24, 2010, share-based compensation expense related to restricted stock units was $0.1 million.

Share-based compensation expense for the three and six months ended September 24, 2010 and September 25, 2009 was as follows:

	Three months ended		Six months ended
	September 24,	September 25,	September 24,	September 25,
(in thousands)	2010	2009	2010	2009
Cost of revenue	$30	$20	$43	$40
Research and development	381	216	582	543
Selling and marketing	774	408	1,156	757
General and administrative	1,167	59	1,227	127
Total	$2,352	$703	$3,008	$1,467

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

For the three months ended September 24, 2010 and September 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.2 million. For each of the six months ended September 24, 2010 and September 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.3 million.

Deferred tax asset valuation and tax exposures

As of September 24, 2010, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Our investments are considered cash equivalents and primarily consist of money market funds and other marketable securities that mature within three months from the date of purchase. At September 24, 2010, we had cash, cash equivalents and marketable securities of $54.3 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At September 24, 2010, we had no borrowings outstanding under the credit and security agreement. The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (LIBOR) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings.

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

As of September 24, 2010, we had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $2.4 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three and six months ended September 24, 2010, the net loss  related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the three and six months ended September 25, 2009, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on September 24, 2010 would result in a reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.2 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 24, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We have not developed any of our own 3D content and rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which could substantially reduce our revenue.  For example, the announcement by Warner Brothers that the conversion of Harry Potter and the Deathly Hallows from 2D into 3D could not be completed on time for a 2010 release in 3D may negatively impact 3D motion picture attendance and box office in the calendar fourth quarter of 2010.

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

Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. In 2009, motion picture exhibitors installed approximately 7,500 digital cinema projectors, an approximately 86% growth rate from 2008, and in 2008, motion picture exhibitors installed approximately 2,300 digital cinema projectors, an approximately 36% growth rate from 2007. Although DCIP recently completed its financing that is providing funding for the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees AMC, Cinemark and Regal, we cannot predict the pace or success of this conversion, or that we will have adequate supply of the components comprising our RealD Cinema Systems in any given period to satisfy motion picture exhibitor demand. As of December 31, 2009, approximately 18% of domestic theater screens had converted to digital and a much smaller percentage of international theater screens had been converted. If the market for digital cinema develops more slowly than expected, the motion picture exhibitors we have agreements with, including AMC, Cinemark and Regal, delay or abandon the conversion of their theaters, our ability to grow our revenue and our business could be adversely affected.

If the deployment of our RealD Cinema Systems is delayed or not realized, our future prospects could be limited and our business could be adversely affected.

We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of September 24, 2010, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 4,000 additional screens under our existing agreements with them.  However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors’ ability to fund capital expenditures, their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motions pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

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

•                  fluctuating foreign exchange rates;

•                  laws and policies affecting trade, investment and taxes, including laws and policies relating to customs, duties, the repatriation of funds and withholding taxes and changes in these laws and our compliance with the foregoing;

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

In addition, variances in our operating results from analysts’ expectations could adversely affect our stock price. See also “Management’s discussion and analysis of financial condition and results of operations—Six months ended September 24, 2010 compared to six months ended September 25, 2009—Seasonality.”

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

While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion above under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures”), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have not determined whether such ownership change has previously occurred. It is possible that our initial public offering, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of the initial public offering or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Date: November 2, 2010