Form 10-Q
period 2010-12-24
RealD Inc.
filed 2011-02-03
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 24, 2010

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
Yes  ☐    No  ☒

On February 1, 2011, the registrant had 51,302,056 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
December 24, 2010

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	December 24,	March 26,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,472	$13,134
Accounts receivable, net	59,258	51,184
Inventories	43,076	6,539
Deferred costs – eyewear	1,571	1,842
Deferred income taxes	4,349	4,349
Prepaid expenses and other current assets	4,913	1,128
Total current assets	148,639	78,176
Property and equipment, net	5,520	2,558
Cinema systems, net	95,254	40,623
Digital projectors, net-held for sale	10,809	25,521
Goodwill	10,657	10,657
Other intangibles, net	1,963	2,024
Other assets	184	2,587
Total assets	$273,026	$162,146
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current liabilities:
Accounts payable	$57,055	$37,625
Accrued expenses and other liabilities	38,813	24,608
Deferred revenue	16,590	19,430
Credit facility agreement	–	20,066
Income taxes payable	1,420	1,254
Current portion of long-term debt	2,430	9,299
Total current liabilities	116,308	112,282
Deferred revenue, net of current portion	15,098	14,144
Virtual print fee liability and customer deposits	4,533	8,331
Long-term debt, net of current portion	486	2,031
Deferred tax liability	4,413	4,413
Commitments and contingencies
Series C mandatorily redeemable convertible preferred stock, no par value, 5,140 shares authorized; zero and 5,140 shares issued and outstanding; zero and $17.025 redemption value per share at December 24, 2010 and March 26, 2010, respectively	–	62,831
Equity (deficit)
Series A redeemable convertible preferred stock, no par value, 3,000 shares authorized; zero and 2,000 shares issued and outstanding at December 24, 2010 and March 26, 2010, respectively	–	1,978
Series B redeemable convertible preferred stock, no par value, zero and 2,418 shares authorized; zero and 2,417 shares issued and outstanding at December 24, 2010 and March 26, 2010, respectively	–	2,970
Series D redeemable convertible preferred stock, no par value, zero and 1,667 shares authorized; zero and 1,667 shares issued and outstanding at December 24, 2010 and March 26, 2010, respectively	–	19,952
Common stock, $0.0001 par value, 200,000 and 52,700 shares authorized; 50,321 and 24,691 shares issued and outstanding at December 24, 2010 and March 26, 2010, respectively	284,297	68,371
Other accumulated comprehensive loss	–	–
Accumulated deficit	(154,047)	(137,291)
Total RealD Inc. stockholders’ equity (deficit)	130,250	(44,020)
Noncontrolling interest	1,938	2,134
Total equity (deficit)	132,188	(41,886)
Total liabilities, mandatorily redeemable convertible preferred stock and equity (deficit)	$273,026	$162,146

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
	2010	2009	2010	2009

Revenue:
License	$18,838	$4,269	$68,390	$25,993
Product and other	38,942	25,926	119,232	68,449
Total revenue	57,780	30,195	187,622	94,442
Cost of revenue:
License	5,301	2,587	11,660	7,099
Product and other	46,341	29,040	138,099	77,586
Total cost of revenue	51,642	31,627	149,759	84,685
Gross margin	6,138	(1,432)	37,863	9,757
Operating expenses:
Research and development	4,347	2,322	10,751	7,327
Selling and marketing	5,813	3,342	15,251	11,123
General and administrative	10,596	3,920	25,195	9,870
Total operating expenses	20,756	9,584	51,197	28,320
Operating loss	(14,618)	(11,016)	(13,334)	(18,563)
Interest expense	(71)	(575)	(873)	(1,149)
Other income (loss)	(431)	(210)	6,376	(670)
Loss before income taxes	(15,120)	(11,801)	(7,831)	(20,382)
Income tax expense	1,648	478	3,299	1,431
Net loss	(16,768)	(12,279)	(11,130)	(21,813)
Net (income) loss attributable to noncontrolling interest	181	261	(692)	726
Accretion of preferred stock	-	(3,093)	(4,934)	(9,278)
Net loss attributable to RealD Inc. common stockholders	$(16,587)	$(15,111)	$(16,756)	$(30,365)

Loss per common share:
Basic and diluted	$(0.34)	$(0.61)	$(0.43)	$(1.24)

Shares used in computing earnings per common share:
Basic and diluted	48,760	24,607	38,689	24,454

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Nine months ended
	December 24,	December 25,
	2010	2009
Cash flows from operating activities
Net loss	$(11,130)	$(21,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,428	5,387
Deferred income tax	–	–
Non-cash interest expense	132	467
Non-cash stock compensation	5,988	2,230
Motion picture exhibitor option reduction in revenue	34,008	17,966
Gain on sale of digital projectors	(6,720)	–
Impairment of long-lived assets	814	408
Changes in operating assets and liabilities:	–	–
Accounts receivable	(8,074)	(22,107)
Inventories	(36,537)	(6,287)
Prepaid expenses and other current assets	(3,785)	(502)
Deferred costs - eyewear	271	3,046
Other assets	2,382	(24)
Accounts payable	19,625	7,852
Accrued expenses and other liabilities	14,139	6,193
Virtual print fee liability and customer deposits	1,791	1,798
Income taxes payable	166	922
Deferred revenue	(1,886)	(2,451)
Net cash provided by (used in) operating activities	21,612	(6,915)

Cash flows from investing activities
Purchases of marketable securities	(6,849)	–
Proceeds from sale of marketable securities	6,849	–
Purchases of property and equipment	(3,623)	(1,055)
Purchases of cinema systems and related components	(63,983)	(18,220)
Purchases of digital projectors	(418)	(519)
Proceeds from sale of digital projectors	15,612	–
Net cash used in investing activities	(52,412)	(19,794)

Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	81,940	–
Noncontrolling interest distribution	(888)	–
Proceeds from credit facility agreement - term loan	–	10,000
Repayments on credit facility agreement - term loan	(10,000)	–
Repayments of long-term debt	(9,089)	(1,104)
Proceeds from credit facility agreement - revolving credit facility	5,000	5,000
Repayments on credit facility agreement - revolving credit facility	(15,150)	–
Proceeds from exercise of stock options	951	31
Proceeds from exercise of warrants	363	–
Proceeds from exercise of motion picture exhibitor options	11	–
Net cash provided by financing activities	53,138	13,927
Net increase (decrease) in cash and cash equivalents	22,338	(12,782)
Cash and cash equivalents, beginning of year	13,134	15,704
Cash and cash equivalents, end of year	$35,472	$2,922

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$4,934	$9,278

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc., including its subsidiaries (“RealD”), is a global licensor of stereoscopic 3D technologies.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus dated December 6, 2010 and filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended, with the SEC on December 7, 2010. The consolidated balance sheet as of March 26, 2010, included herein was derived from the audited financial statements as of that date, and the condensed notes to the condensed consolidated financial statements do not include all disclosures including notes required by GAAP.

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

On March 6, 2007, Digital Link II, LLC (“Digital Link II”) was formed between Ballantyne of Omaha, Inc. and RealD with member interests of 44.4% and 55.6%, respectively. Digital Link II was formed to fund the deployment of digital projector systems and servers to third-party exhibitors.

All significant intercompany balances and transactions have been eliminated in consolidation.

On June 28, 2010, we amended our certificate of incorporation, which increased our total authorized capital stock to 200 million shares (comprised of 150 million shares of common stock and 50 million shares of preferred stock), and effected a split of our common stock, which resulted in each share of our common stock splitting into one and one-half shares (or a 1-for-1.5 forward split). The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented.

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

Net loss per share of common stock

Basic loss per share of common stock is computed by dividing the net loss attributable to RealD Inc. common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the holders of our convertible preferred stock were entitled to participate in dividends and earnings of our company, we applied the two-class method in calculating our earnings per share for periods when we generated net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. No such dividends were paid. Because the convertible preferred stock was not contractually obligated to share in our losses, no such allocation was made for periods when we had net losses. Diluted loss per share of common stock was the same as basic loss per share of common stock for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses.

The calculation of the basic and diluted loss per share of common stock for the three and nine months ended December 24, 2010 and December 25, 2009 was as follows:

	Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
(in thousands, except per share data):	2010	2009	2010	2009
Numerator:
Net loss	$(16,768)	$(12,279)	$(11,130)	$(21,813)
Net (income) loss attributable to noncontrolling interest	181	261	(692)	726
Accretion of preferred stock	-	(3,093)	(4,934)	(9,278)
Net loss attributable to RealD Inc. common stockholders	$(16,587)	$(15,111)	$(16,756)	$(30,365)

Denominator:
Weighted-average common shares outstanding	48,760	24,607	38,689	24,454

Loss per common share:
Basic and diluted	$(0.34)	$(0.61)	$(0.43)	$(1.24)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for the three and nine months ended December 24, 2010 and December 25, 2009 was as follows:

	Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
(in thousands)	2010	2009	2010	2009
Options and warrants to purchase common stock	11,113	6,692	9,796	6,606
Conversion of convertible preferred stock	-	16,836	6,907	16,836
Total	11,113	23,528	16,703	23,442

The above anti-dilution table excludes 1,222,781 motion picture exhibitor options that vest upon the achievement of screen installation targets because the targets were not met as of December 24, 2010.

Marketable securities

We classify unrealized gains and losses reported as a component of accumulated other comprehensive income. As of December 24, 2010, the carrying value of our marketable securities approximated fair value primarily attributable to the short holding and maturity periods of the instruments. For the three and nine months ended December 24, 2010, the unrealized gains and losses from the available-for-sale securities were not significant.

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of December 24, 2010, we had outstanding forward contracts based in British pound sterling, Canadian dollars and Euro with notional amounts totaling $4.2 million. As of December 24, 2010 and March 26, 2010, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For the three months ended December 24, 2010, the net gain related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the nine months ended December 24, 2010, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. For the three and nine months ended December 25, 2009, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.5 million and $1.2 million as of December 24, 2010 and March 26, 2010, respectively.

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

For the three months ended December 24, 2010 and December 25, 2009, we recorded inventory impairments of $2.3 million and $1.3 million, respectively, as a result of our net realizable value analyses.  For each of the nine months ended December 24, 2010 and December 25, 2009, we recorded inventory impairments of $5.7 million and $4.3 million, respectively, as a result of our net realizable value analyses.

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

For the three months ended December 24, 2010 and December 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.5 million and $0.1 million, respectively. For the nine months ended December 24, 2010 and December 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.8 million and $0.4 million, respectively.

Revenue recognition and revenue reductions

We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

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

Revenue reductions

We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $22.0 million and $11.8 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $34.0 million and $18.0 million for the nine months ended December 24, 2010 and December 25, 2009, respectively. The reduction to revenue resulting from motion picture exhibitor stock options for the three and nine months ended December 24, 2010 reflects the price of our common stock of $28.42 per share and 3,749 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the stock price of our common stock and number of screen installations increase.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.2 million and $1.7 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Shipping and handling costs recognized in cost of revenue were $8.7 million and $5.1 million for each of the nine months ended December 24, 2010 and December 25, 2009, respectively.

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

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	December 24,	March 26,
(in thousands)	2010	2010
Cinema systems	$111,312	$48,508
Digital projectors	13,333	33,196
Leasehold improvements	698	719
Machinery and equipment	4,526	2,247
Furniture and fixtures	13	13
Computer equipment and software	1,579	356
Construction in process	907	767
Total	$132,368	$85,806
Less accumulated depreciation	(20,785)	(17,104)
Property and equipment, cinema systems and digital projectors, net	$111,583	$68,702

Depreciation expense amounted to $4.4 million and $2.0 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Depreciation expense amounted to $10.4 million and $5.2 million for each of the  nine months ended December 24, 2010 and December 25, 2009, respectively.

We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $1.5 million and $6.8 million as of December 24, 2010 and March 26, 2010, respectively.

During the three months ended December 24, 2010, we received $0.3 million in cash from motion picture exhibitor customers for the sale of digital projectors, the resulting gain was not significant. During the nine months ended December 24, 2010, we received $15.6 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.3 million of notes payable to the equipment providers.

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

Credit and security agreement

We have entered into a new credit and security agreement with City National Bank, dated as of June 24, 2010, which provides for a revolving credit facility of up to $15.0 million and which will mature on June 30, 2012. This agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the new credit and security agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are guaranteed by our subsidiaries, ColorLink, Inc. (“ColorLink”) and Stereographics Corporation (“Stereographics”).

Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 24, 2010, we were in compliance with all financial covenants in our credit facility agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of December 24, 2010, there were no borrowings outstanding under the credit and security agreement. As of December 24, 2010, there was $15.0 million available to borrow under the credit and security agreement.

Interest expense related to our borrowings under our credit and security agreement was not significant for the three months ended December 24, 2010. Interest expense related to our borrowings under our credit facility agreement and credit and security agreement was $0.6 million for the nine months ended December 24, 2010. Interest expense related to our borrowings under our credit facility agreement was $0.4 million and $0.5 million for the three and nine months ended December 25, 2009, respectively.

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

Notes payable totaled $2.9 million and $11.3 million as of December 24, 2010 and March 26, 2010, respectively. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to notes payable was $0.1 million and $0.2 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Interest expense related to notes payable was $0.3 million and $0.6 million for the nine months ended December 24, 2010 and December 25, 2009, respectively.

5. Commitments and contingencies

Indemnities and commitments

During the ordinary course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of our technologies, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $5.2 million at December 24, 2010 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

Convertible preferred stock

Our previously outstanding Series A, B and D convertible preferred stock was classified as part of permanent equity within the condensed consolidated balance sheets based on their rights and preferences set forth under the certificate of incorporation, California and Delaware law and the accounting standards pertaining to classification within the condensed consolidated balance sheet. We therefore recorded the Series A, B and D preferred stock at their original issuance price net of applicable issuance costs. On July 21, 2010, in conjunction with our initial public offering, all of our previously outstanding Series A, B and D convertible preferred stock in the amount of 6,084,311 shares converted at a ratio of 1:1.5 into 9,126,466 shares of common stock.

Mandatorily redeemable convertible preferred stock

Our Series C mandatorily redeemable convertible preferred stock was classified in temporary equity under the SEC’s guidance provided in Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” (ASR 268) because the holders of our Series C mandatorily redeemable convertible preferred stock had the right to cause us to redeem the instrument for cash for a specified period. On July 21, 2010, in conjunction with our initial public offering, all of our previously outstanding Series C mandatorily redeemable convertible preferred stock in the amount of 5,139,500 shares converted at a ratio of 1:1.5 into 7,709,250 shares of common stock.

We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010. Accretion is provided using the effective interest-rate method. For the three months ended December 25, 2009, we recorded accretion of $3.1 million. For the nine months ended December 24, 2010 and December 25, 2009, we recorded accretion of $4.9 million and $9.3 million, respectively.

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

Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $22.0 million and $11.8 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $34.0 million and $18.0 million for the nine months ended December 24, 2010 and December 25, 2009, respectively. The reduction to revenue resulting from motion picture exhibitor stock options for the three and nine months ended December 24, 2010 reflects the price of our common stock of $28.42 per share and 3,749 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of December 24, 2010, unrecognized motion picture exhibitor stock options reductions in revenue totaled $6.7 million based upon an estimated fair value of our common stock of $28.42 per share and 100% achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the stock price of our common stock and number of screen installations increase.

As of December 24, 2010, 2,445,559 of the motion picture exhibitor stock options had vested. Additionally, 1,630,373 exhibitor stock options were exercised by certain of our motion picture exhibitors during the nine months ended December 24, 2010.

Warrants

As of December 24, 2010, there were warrants outstanding to purchase 653,400 shares of common stock. For the nine months ended December 24, 2010, 435,600 warrants were exercised. The outstanding warrants’ weighted-average exercise price is $0.83 per share. As of December 24, 2010, the weighted-average remaining term of the warrants was 5.2 years.

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

In April 2010, our board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan (the “2010 Stock Plan”), and in June 2010, our stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, (the “2004 Plan”), such that, effective with our initial public offering, we will no longer make any new grants under the 2004 Plan. Instead, the board of directors or our compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock units to employees, officers, directors, non-employee directors and consultants.

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the nine months ended December 24, 2010, we granted 2,714,700 stock options at a weighted average grant date fair value of $8.82 per share.  For the three and nine months ended December 24, 2010, share-based compensation expense related to stock options was $2.2 million and $4.7 million, respectively.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparator group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the nine months ended December 24, 2010, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. For the three and nine months ended December 24, 2010, share-based compensation expense related to performance stock options was $0.5 million and $0.9 million, respectively.

Restricted stock units

For the nine months ended December 24, 2010, we granted our board of directors 54,372 restricted stock units at a weighted average grant date fair value of $19.84 per share. The restricted stock units vest on a monthly basis over one to two years. For the three and nine months ended December 24, 2010, share-based compensation expense related to restricted stock units was $0.2 million and $0.4 million, respectively.

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 24, 2010 and December 25, 2009 was as follows:

	Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
(in thousands)	2010	2009	2010	2009
Cost of revenue	$50	$20	$93	$60
Research and development	434	211	1,016	754
Selling and marketing	898	431	2,053	1,188
General and administrative	1,598	101	2,826	228
Total	$2,980	$763	$5,988	$2,230

8. Income taxes

Our income tax expense for the three and nine months ended December 24, 2010 was $1.6 million and $3.3 million, respectively, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

9. Equity (deficit)

A summary of the changes in total equity (deficit) for the nine months ended December 24, 2010 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)

Balance, March 26, 2010	$(44,020)	$2,134	$(41,886)
Accretion of Series C preferred stock	(4,934)	-	(4,934)
Share-based compensation	5,988	-	5,988
Exercise of stock options	951	-	951
Exercise of motion picture exhibitor options	11	-	11
Exercise of warrants	363	-	363
Motion picture exhibitor option reduction in revenue	34,008	-	34,008
Noncontrolling interest distribution	-	(888)	(888)
Conversion of preferred stock	67,765	-	67,765
Issuance of common stock in connection with initial public offering, net of issuance costs	81,940	-	81,940
Comprehensive income (loss):
Net income (loss)	(11,822)	692	(11,130)
Total comprehensive loss			(11,130)
Balance, December 24, 2010	$130,250	$1,938	$132,188

10. Subsequent Events

On January 26, 2011, the Company entered into the First Amendment to the Real D System License Agreement (U.S. 2008), by and between the Company and Regal Cinemas, Inc. (“Regal”), to provide for revised terms in respect of payment, royalties and duration. Pursuant to the First Amendment, the Company agreed with Regal to expand the number of RealD-enabled screens across the Regal theater circuit from 1,500 to 3,000 screens.

On January 28, 2011, the compensation committee of the Company’s board of directors approved an increase in the Company’s 2010 Stock Plan to enable the issuance of up to 1,950,400 additional shares of our common stock under the 2010 Stock Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for 2011; our ability to supply our solutions to our customers on a timely basis; growth opportunities and trends in the markets in which we operate; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and future competition. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

•                  Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), plus net interest expense, income taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For further discussion regarding Adjusted EBITDA, see ‘‘—Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Nine Months Ended
	December 24, 2010	December 25, 2009

Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	6,900	2,800
Total international RealD enabled screens	4,400	1,500
Total RealD enabled screens	11,300	4,300
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,300	1,700
Total international locations with RealD enabled screens	1,900	900
Total locations with RealD enabled screens	4,200	2,600
Number of 3D motion pictures (released during period)	20	11

Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption “Non-U.S. GAAP discussion.”  If we are successful in expanding our business with consumer electronics manufacturers and content producers and distributors to incorporate our RealD Format and display and gaming technologies into their products and platforms, our key business metrics in future periods may include the number of units of 3D-enabled plasma and LCD televisions, interactive gaming consoles and laptop computers shipped in that period.

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of December 24, 2010, there were approximately 11,300 RealD-enabled screens worldwide as compared to approximately 4,300 RealD-enabled screens worldwide as of December 25, 2009, an increase of 7,000 RealD-enabled screens or 163%.  In March 2010, Digital Cinema Implementation Partners (“DCIP”), completed its financing that is providing funding for the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, and Regal Cinemas, Inc., or Regal. We believe the increasing number of theater screens being financed by DCIP provides us with significant opportunities to deploy additional RealD Cinema Systems and furthers our penetration of the domestic market. Based on the slate announcements by motion picture studios, we anticipate that approximately 35 3D motion pictures will be released worldwide in 2011, including sequels to successful major motion picture franchises, such as Harry Potter, Transformers, Pirates of the Caribbean, Kung Fu Panda and Cars, and that as the number of RealD-enabled screens and 3D motion pictures released increases, we expect that our revenue and capital needs will continue to grow.

Consumer electronics

We have recently made available our RealD Format, active and passive eyewear, and display and gaming technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Avatar, Alice in Wonderland, Shrek Forever After, Toy Story 3 and Despicable Me, is leading to the creation and distribution of 3D content for the consumer electronics market. The development of this market represents a significant opportunity for new revenue.

Motion picture exhibitor stock options

We expect to incur variability in our license revenue and operating results in connection with stock options issued to some of our motion picture exhibitor licensees that vest upon the achievement of screen installation targets. For further discussion regarding exhibitor stock options, see “Key components of our results of operations—Revenue—Motion picture exhibitor stock options” and “Critical accounting policies and estimates.”

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
(in thousands)	2010	2009	2010	2009
Consolidated statements of operations data:
Gross revenue	$79,740	$41,989	$221,630	$112,408
Motion picture exhibitor options	(21,960)	(11,794)	(34,008)	(17,966)
Net revenue	57,780	30,195	187,622	94,442
Cost of revenue	51,642	31,627	149,759	84,685
Gross margin	6,138	(1,432)	37,863	9,757
Operating expenses:
Research and development	4,347	2,322	10,751	7,327
Selling and marketing	5,813	3,342	15,251	11,123
General and administrative	10,596	3,920	25,195	9,870
Total operating expenses	20,756	9,584	51,197	28,320
Operating loss	(14,618)	(11,016)	(13,334)	(18,563)
Interest expense	(71)	(575)	(873)	(1,149)
Other income (loss)	(431)	(210)	6,376	(670)
Loss before income taxes	(15,120)	(11,801)	(7,831)	(20,382)
Income tax expense	1,648	478	3,299	1,431
Net loss	(16,768)	(12,279)	(11,130)	(21,813)
Net (income) loss attributable to noncontrolling interest	181	261	(692)	726
Accretion of preferred stock	-	(3,093)	(4,934)	(9,278)
Net loss attributable to RealD Inc. common stockholders	$(16,587)	$(15,111)	$(16,756)	$(30,365)

Other data:
Adjusted EBITDA (1)	$16,908	$5,397	$44,361	$11,508

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

Three months ended December 24, 2010 compared to three months ended December 25, 2009

Revenue

	Three months ended
	December 24,	December 25,	Amount	Percentage
(in thousands)	2010	2009	Change	Change
Revenue:
Gross license	$40,798	$16,063	$24,735	154.0%
Motion picture exhibitor options	(21,960)	(11,794)	(10,166)	86.2%
Net license	18,838	4,269	14,569	341.3%
Product and other	38,942	25,926	13,016	50.2%
Total net revenue	$57,780	$30,195	$27,585	91.4%

The significant increase in net revenue recorded during the three months ended December 24, 2010 compared to the three months ended December 25, 2009 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 58% of gross revenue for the three months ended December 24, 2010.

For the three months ended December 24, 2010, there were 12 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the three months ended December 24, 2010 included the following: Jackass 3D ($3.7 million), Megamind ($3.2 million), Tangled ($3.0 million), Despicable Me ($2.8 million), Toy Story 3 ($2.2 million), Saw VII ($2.1 million), Resident Evil: Afterlife ($1.9 million), The Chronicles of Narnia ($1.9 million), Legends of the Guardians ($1.6 million), and Tron: Legacy ($1.4 million). For the three months ended December 25, 2009, there were five motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended December 25, 2009 included admission-based fees related to the following motion pictures:  Avatar ($4.4 million), A Christmas Carol ($3.6 million), Cloudy with a Chance of Meatballs ($1.8 million), Up ($1.7 million), and Toy Story 1 & 2 ($1.2 million). Both domestically and internationally, our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the number of 3D motion picture releases increasing. The reduction to revenue resulting from motion picture exhibitor stock options increased $10.2 million based upon the change in the price of our common stock and the number of RealD-enabled screens of the related exhibitor. The reduction to revenue resulting from motion picture exhibitor stock options in the three months ended December 24, 2010 reflects the price of our common stock of $28.42 per share and 3,749 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of December 24, 2010, unrecognized motion picture exhibitor stock options reductions to revenue totaled $6.7 million based upon the price of our common stock of $28.42 per share and 100% achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the stock price of our common stock and number of screen installations increase.

Net license revenues comprised 33% and 14% of total revenues for each of the three months ended December 24, 2010 and December 25, 2009, respectively. International license revenues comprised 58% of gross license revenues in the three months ended December 24, 2010.

The increase in our net product and other revenue in the three months ended December 24, 2010 as compared to the three months ended December 25, 2009, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear. International product revenues comprised 57% of total product revenues in the three months ended December 24, 2010.

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

Cost of Revenue

	Three months ended
	December 24,	December 25,	Amount	Percentage
(in thousands)	2010	2009	Change	Change
Revenue	$57,780	$30,195	$27,585	91.4%
Cost of Revenue:
License	5,301	2,587	2,714	104.9%
Product and other	46,341	29,040	17,301	59.6%
Total cost of revenue	$51,642	$31,627	$20,015	63.3%
Gross profit	$6,138	$(1,432)	$7,570	528.6%
Gross margin	10.6%	-4.7%

For the three months ended December 24, 2010, our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue decreased, as a percentage of revenue, to 89% for the three months ended December 24, 2010, as compared to 105% for the three months ended December 25, 2009. The increase in gross margin was primarily due to an increase in license revenues which partially offset the increased use of RealD eyewear, which generates lower gross margin. For the three months ended December 24, 2010, the $10.2 million increase in the reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $10.2 million decrease in gross profit.

Excluding the impact of motion picture exhibitor stock options of $22.0 million, gross profit would have been $28.1 million for the three months ended December 24, 2010, and gross margin would have been 35%. Excluding the impact of motion picture stock options of $11.8 million, gross profit would have been $10.4 million for the three months ended December 25, 2009, and gross margin would have been 25%.

License gross margin improved to 72% for the three months ended December 24, 2010 from 39% for the three months ended December 25, 2009. Excluding the impact of motion picture exhibitor stock options of $22.0 million, gross profit for license revenue would have been $35.5 million for the three months ended December 24, 2010, and gross margin would have been 87% primarily due to economies of scale and the increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Excluding the impact of motion picture exhibitor stock options of $11.8 million, gross profit for license revenue would have been $13.5 million for the three months ended December 25, 2009, and gross margin would have been 84%.

We had a negative product and other gross profit of $7.4 million for the three months ended December 24, 2010, primarily due to RealD eyewear. The increase in our cost of product and other revenue is a result of the increase in the volume of RealD eyewear. Product and other gross margin decreased to negative 19% for the three months ended December 24, 2010 as compared to negative 12% for the three months ended December 25, 2009. Freight related expense increased by an aggregate of $1.1 million as a result of the increased use of RealD eyewear and our international expansion, partially offset by a reduction in expedited freight costs.

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

Operating expenses

	Three months ended
	December 24,	December 25,	Amount	Percentage
(in thousands)	2010	2009	Change	Change
Research and development	$4,347	$2,322	$2,025	87.2%
Selling and marketing	5,813	3,342	2,471	73.9%
General and administrative	10,596	3,920	6,676	170.3%
Total operating expenses	$20,756	$9,584	$11,172	116.6%

Research and development.  Our research and development expenses increased primarily due to a $0.9 million increase in spending on prototypes, a $0.5 million increase in personnel costs, which include an increase in the number of research and development personnel to 33 at December 24, 2010 from 28 at December 25, 2009 to increase our product development and engineering capabilities, professional fees, and $0.2 million spent on consultants. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to a $1.3 million increase in personnel costs.  The change in personnel costs includes an increase in the number of selling and marketing personnel to 23 at December 24, 2010 from 14 at December 25, 2009, a $0.5 million increase in share-based compensation expense and a $0.2 million increase in contractual and discretionary bonuses. Costs also increased from the incurrence of additional advertising and marketing initiatives of $0.8 million.  Personnel costs and advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2011 as we increase our international marketing efforts, particularly in Asia, and build our consumer electronics business worldwide.

General and administrative.  Our general and administrative expenses increased primarily due to a $2.5 million increase in personnel costs. The increase in personnel costs includes an increase in salaries and benefits of $0.7 million as we increased the number of general and administrative employees to 24 at December 24, 2010 from 14 at December 25, 2009 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is a $1.5 million increase in share-based compensation expense and a $0.3 million increase in contractual and discretionary bonuses. Legal expenses and professional fees increased $1.5 million to support the growth in our operations.  Public company related expenses of $0.8 million include listing, registration and issuance costs, as well as investor relations and compliance fees. Bad debt expense of $1.2 million also contributed to the change in expenses.  We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and provisions of the Sarbanes-Oxley Act of 2002.

Other

Interest expense.  Interest expense for the three months ended December 24, 2010 and December 25, 2009 was $0.1 million and $0.6 million, respectively, primarily due to the reduction of borrowings outstanding under our credit facility agreement and notes payable.

Income tax.  Our income tax expense for the three months ended December 24, 2010 was $1.6 million, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

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

Nine months ended December 24, 2010 compared to nine months ended December 25, 2009

Revenue

	Nine months ended
	December 24,	December 25,	Amount	Percentage
(in thousands)	2010	2009	Change	Change
Revenue:
Gross license	$102,398	$43,959	$58,439	132.9%
Motion picture exhibitor options	(34,008)	(17,966)	(16,042)	89.3%
Net license	68,390	25,993	42,397	163.1%
Product and other	119,232	68,449	50,783	74.2%
Total net revenue	$187,622	$94,442	$93,180	98.7%

The significant increase in net revenue recorded during the nine months ended December 24, 2010 compared to the nine months ended December 25, 2009 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 55% of gross revenue for the nine months ended December 24, 2010.

For the nine months ended December 24, 2010, there were 19 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the nine months ended December 24, 2010 included the following: Toy Story 3 ($14.3 million), Shrek Forever After ($9.0 million), Despicable Me ($6.5 million), How to Train Your Dragon ($6.1 million), Alice in Wonderland ($5.4 million), Clash of the Titans ($4.7 million), The Last Airbender ($3.8 million), Avatar ($3.7 million), Jackass 3D ($3.7 million) and Resident Evil: Afterlife ($3.3 million). For the nine months ended December 25, 2009, there were nine motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the nine months ended December 25, 2009 included admission-based fees related to the following motion pictures: Up ($8.0 million), Ice Age 3 ($6.0 million), Monsters vs. Aliens ($4.9 million), Avatar ($4.4 million), GForce ($3.4 million), A Christmas Carol ($3.6 million), Final Destination ($2.5 million), Cloudy with a Chance of Meatballs ($2.4 million) and Toy Story 1 & 2 ($1.2 million). Both domestically and internationally, our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the number of 3D motion pictures increasing the box office. The reduction to revenue resulting from motion picture exhibitor stock options increased $16.0 million based upon the change in the price of our common stock and the number of RealD-enabled screens of the related exhibitor. The reduction to revenue resulting from motion picture exhibitor stock options in the nine months ended December 24, 2010 reflects the price of our common stock of $28.42 per share and 3,749 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of December 24, 2010, unrecognized motion picture exhibitor stock options reductions to revenue totaled $6.7 million based upon the price of our common stock of $28.42 per share and 100% achievement of screen installation targets.  Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the stock price of our common stock and number of screen installations increase.

Net license revenues comprised 36% and 28% of total revenues for each of the nine months ended December 24, 2010 and December 25, 2009, respectively. International license revenues comprised 50% of gross license revenues in the nine months ended December 24, 2010.

The increase in our net product and other revenue in the nine months ended December 24, 2010, as compared to the nine months ended December 25, 2009, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear. International product revenues comprised 58% of total product revenues in the nine months ended December 24, 2010, due to increased usage of RealD eyewear internationally at higher unit selling prices than domestic RealD eyewear.

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

Cost of Revenue

	Nine months ended
	December 24,	December 25,	Amount	Percentage
(in thousands)	2010	2009	Change	Change
Revenue	$187,622	$94,442	$93,180	98.7%
Cost of Revenue:
License	11,660	7,099	4,561	64.2%
Product and other	138,099	77,586	60,513	78.0%
Total cost of revenue	$149,759	$84,685	$65,074	76.8%
Gross profit	$37,863	$9,757	$28,106	288.1%
Gross margin	20.2%	10.3%

For the nine months ended December 24, 2010, our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue decreased, as a percentage of revenue, to 80% for the nine months ended December 24, 2010, as compared to 90% for the nine months ended December 25, 2009. The increase in gross margin was primarily due to an increase in license revenues which partially offset the increased use of RealD eyewear which generates lower gross margin. For the nine months ended December 24, 2010, the $16.0 million increase in reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $16.0 million decrease in gross profit.

Excluding the impact of motion picture exhibitor stock options of $34.0 million, gross profit would have been $71.9 million for the nine months ended December 24, 2010, and gross margin would have been 32%. Excluding the impact of motion picture stock options of $18.0 million, gross profit would have been $27.7 million for the nine months ended December 25, 2009, and gross margin would have been 25%.

License gross margin improved to 83% for the nine months ended December 24, 2010 from 73% for the nine months ended December 25, 2009.  Excluding the impact of motion picture exhibitor stock options of $34.0 million, gross profit for license revenue would have been $90.7 million for the nine months ended December 24, 2010, and gross margin would have been 89% primarily due to economies of scale and the increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Excluding the impact of motion picture exhibitor stock options of $18.0 million, gross profit for license revenue would have been $36.9 million for the nine months ended December 25, 2009, and gross margin would have been 84%.

We had a negative product and other gross profit of $18.9 million for the nine months ended December 24, 2010, primarily due to RealD eyewear. The increase in our cost of product and other revenue and negative gross profit is a result of the increase in the volume of RealD eyewear. Product and other gross margin was negative 16% for the nine months ended December 24, 2010 as compared to negative 13% for the nine months ended December 25, 2009. Freight related expense increased by an aggregate of $6.6 million as a result of the increased use of RealD eyewear and international expansion.  Of this increase, $2.4 million is related to expedited shipping expenses we incurred in the nine months ended December 24, 2010 to satisfy a significant increase in demand. Excluding expedited shipping expenses, gross margin for the nine months ended December 24, 2010 would have improved further.

Costs associated with the recycling program have been expensed in the period incurred, which further reduced gross profit. Recycling costs increased $2.0 million to $6.0 million for the nine months ended December 24, 2010 from $4.0 million for the nine months December 25, 2009, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating expenses
	Nine months ended
	December 24,	December 25,	Amount	Percentage
(in thousands)	2010	2009	Change	Change
Research and development	$10,751	$7,327	$3,424	46.7%
Selling and marketing	15,251	11,123	4,128	37.1%
General and administrative	25,195	9,870	15,325	155.3%
Total operating expenses	$51,197	$28,320	$22,877	80.8%

Research and development.  Our research and development expenses increased primarily due to a $1.4 million increase in personnel costs, which include an increase in the number of research and development personnel to 33 at December 24, 2010 from 28 at December 25, 2009 to increase our product development and engineering capabilities and increased spending on prototypes of $1.1 million. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to a $2.5 million increase in personnel costs.  The change in personnel costs includes $1.3 million related to the increase in the number of selling and marketing personnel to 23 at December 24, 2010 from 14 at December 25, 2009, a $0.9 million increase in share-based compensation expense and a $0.4 million increase in contractual and discretionary bonuses.  Costs also increased from the incurrence of additional advertising and marketing initiatives of $0.9 million.  Personnel costs and advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2011 as we increase our international marketing efforts, particularly in Asia, and build our consumer electronics business worldwide.

General and administrative.  Our general and administrative expenses increased primarily due to a $2.1 million increase in sales and use taxes and a $4.8 million increase in personnel costs.  Sales and use taxes increased due to the increase in domestic revenues. We absorb the majority of all sales and use taxes in the United States and do not pass such costs on to our customers. The increase in personnel costs includes an increase in salaries and benefits of $1.5 million as we increased the number of general and administrative employees to 24 at December 24, 2010 from 14 at December 25, 2009 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is an increase of $2.6 million related to share-based compensation expense and an increase of $0.6 million related to discretionary and contractual bonuses. Legal expenses and professional fees increased $3.6 million to support the growth in our operations.  Public company related expenses of $1.3 million include listing, registration and issuance costs, as well as investor relations and compliance fees. Bad debt expense of $1.7 million also contributed to the change in expenses.  We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and provisions of the Sarbanes-Oxley Act of 2002.

Other

Interest expense.  Interest expense for the nine months ended December 24, 2010 and December 25, 2009 was $0.9 million and $1.1 million, respectively.  Our interest expense decreased primarily due to reductions in borrowings as we repaid $25.1 million under our previous revolving credit facility on July 21, 2010. As of December 24, 2010, there were no borrowings outstanding under the credit and security agreement.

Other income (loss).  Other income for the nine months ended December 24, 2010 increased primarily due to a $6.7 million gain from the sale of digital projectors.

Income tax.  Our income tax expense for the nine months ended December 24, 2010 was $3.3 million, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Noncontrolling interest.  Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the net income attributable to noncontrolling interest was primarily due to the gain from the sale of digital projectors for the nine months ended December 24, 2010.

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

Liquidity and capital resources

Since our inception and through July 21, 2010, we have financed our operations through the sale of redeemable convertible preferred stock, borrowings under our credit facility agreement with City National Bank and through the issuance of notes payable to stockholders and vendors, and net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments. Since a majority of our revenue recognized under our motion picture exhibitor licenses results in admission and usage fees being paid to us subsequent to such consumer attendance, our deferred revenue balances may continue to decline over the next several years.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by increased revenue generated from the growing number of 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems as well as for building inventory, logistics and recycling costs for our RealD eyewear.  Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, we expect to supplement our liquidity needs primarily with proceeds from our IPO and borrowings under our new revolving credit facility with City National Bank.

As of December 24, 2010, our primary sources of liquidity were our cash and cash equivalents of $35.5 million and our credit security agreement with City National Bank providing for a revolving credit facility of up to $15.0 million, $15.0 million of which was available for borrowing.

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

On December 17, 2010, 1,222,780 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

We believe that our cash, cash equivalents, potential cash flows from operations, and our availability under our credit security agreement with City National Bank will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Nine months ended
	December 24,	December 25,
(in thousands)	2010	2009
Operating activities	$21,612	$(6,915)
Investing activities	(52,412)	(19,794)
Financing activities	$53,138	$13,927

Cash flow from operating activities

Net cash inflows from operating activities during the nine months ended December 24, 2010 primarily resulted from improved operating performance as RealD Cinema System installations and admissions increased. Net cash inflows from operating activities also benefited from increases in accounts payable and accrued expenses, partially offset by an increase in glasses inventories. Increases in accounts payable and accrued expenses were due to increased business activities at quarter end, resulting in significant amounts due to vendors and employees. Glasses inventories grew in order to support an increase in RealD Cinema System installations and admissions and due to the cancellation of the motion picture release of Harry Potter and the Deathly Hallows Part 1 in 3D.

Net cash outflows from operating activities during the nine months ended December 25, 2009 primarily resulted from a net loss, an increase in accounts receivable and inventories partially offset by increases in accounts payable and accrued expenses. Accounts receivable increased as a result of an increase in revenue. Inventories grew in order to support an increase in RealD Cinema System installations and admissions. Increases in accounts payable and accrued expenses were due to increased business activities at quarter end, resulting in significant amounts due to vendors and employees.

Cash flow from investing activities and capital resources

For both the nine months ended December 24, 2010 and December 25, 2009, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the nine months ended December 24, 2010, we received proceeds of $15.6 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $68.0 million for the nine months ended December 24, 2010 and $19.8 million for the nine months ended December 25, 2009. We expect our capital expenditures of cinema systems and related components to be approximately $70.0 million to $75.0 million for the fiscal year ending March 25, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

Cash flow from financing activities

Net cash inflows from financing activities for the nine months ended December 24, 2010 primarily resulted from the proceeds from the completion of the initial public offering of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96.0 million in gross proceeds were raised from the initial public offering, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million. We used the net proceeds from the initial public offering to repay $25.1 million of amounts outstanding under the credit facility agreement.  In the nine months ended December 24, 2010, repayments of long-term debt of $9.1 million and a noncontrolling interest distribution of $0.9 million offset proceeds from our revolving credit facility of $5.0 million.

Net cash inflows from financing activities for the nine months ended December 25, 2009 primarily resulted from proceeds from our term loan of $10.0 million and proceeds from our revolving credit facility of $5.0 million partially offset by repayments of long-term debt of $1.1 million.

From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.0%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $2.9 million at December 24, 2010 and $11.3 million at March 26, 2010.

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

Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 24, 2010, we were in compliance with all financial covenants in our credit facility agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of December 24, 2010, there were no borrowings outstanding under the credit and security agreement and there was $15.0 million available to borrow under the credit and security agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

For the nine months ended December 24, 2010, proceeds from employee stock option exercises was $1.0 million.  For the nine months ended December 24, 2010 proceeds from the exercise of warrants in our common stock was $0.4 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

On July 23, 2010, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

On December 17, 2010, 1,222,780 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

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

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus net interest expense, income taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the three and nine months ended December 24, 2010 and December 25, 2009:

	Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
(in thousands)	2010	2009	2010	2009

Net loss	$(16,768)	$(12,279)	$(11,130)	$(21,813)
Add (deduct):
Interest expense	71	575	873	1,149
Income tax expense	1,648	478	3,299	1,431
Depreciation and amortization	4,384	2,010	10,428	5,387
Other (income) loss (1)	431	210	(6,376)	670
Share-based compensation expense (2)	2,980	763	5,988	2,230
Exhibitor option expense (3)	21,960	11,794	34,008	17,966
Impairment of assets and intangibles (4)	519	115	814	408
Sales and use tax (5)	1,291	1,470	5,443	3,323
Property tax (6)	392	174	839	494
Management fee (7)	-	87	175	263
Adjusted EBITDA	$16,908	$5,397	$44,361	$11,508

(1)   Includes amortization of debt issue costs, unrealized foreign currency exchange gains and losses and gain of $6.7 million from the sale of digital projectors in the nine month period ended December 24, 2010.

(2)   Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units to employees, officers, directors and consultants.

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

Revenue recognition and revenue reductions

We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

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

Revenue reductions.  We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $22.0 million and $11.8 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $34.0 million and $18.0 million for the nine months ended December 24, 2010 and December 25, 2009, respectively. The reduction to revenue resulting from motion picture exhibitor stock options for the three and nine months ended December 24, 2010 reflects the price of our common stock of $28.42 per share and 3,749 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the stock price of our common stock and number of screen installations increase.

Share-based compensation

We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. Share-based awards to non-employees, including consultants, have been and are expected to be fully exercisable and nonforfeitable when granted and, therefore, the fair value of such stock options are expensed on the date of grant. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period.  We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact.

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the nine months ended December 24, 2010, we granted 2,714,700 stock options at a weighted average grant date fair value of $8.82 per share.  For the three and nine months ended December 24, 2010, share-based compensation expense related to stock options was $2.2 million and $4.7 million, respectively.

For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, we apply a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the contractual term when valuing awards to consultants. We use the average volatility of similar, publicly traded companies as an estimate for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted. Our expected dividend yield is zero.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparator group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the nine months ended December 24, 2010, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. For the three and nine months ended December 24, 2010, share-based compensation expense related to performance stock options was $0.5 million and $0.9 million, respectively.

The lattice-based option valuation model uses terms based on the length of the performance period and compound annual growth rate goals for total stockholder return based on the provisions of the award. For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, we apply a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the average volatility of a peer group of companies as an estimate for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted.

Restricted stock units

For the nine months ended December 24, 2010, we granted our board of directors 54,372 restricted stock units at a weighted average grant date fair value of $19.84 per share. The restricted stock units vest on a monthly basis over one to two years. For the three and nine months ended December 24, 2010, share-based compensation expense related to restricted stock units was $0.2 million and $0.4 million, respectively.

Share-based compensation expense for the three and nine months ended December 24, 2010 and December 25, 2009 was as follows:

		Three months ended		Nine months ended
	December 24,	December 25,	December 24,	December 25,
(in thousands)	2010	2009	2010	2009
Cost of revenue	$50	$20	$93	$60
Research and development	434	211	1,016	754
Selling and marketing	898	431	2,053	1,188
General and administrative	1,598	101	2,826	228
Total	$2,980	$763	$5,988	$2,230

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

For the three months ended December 24, 2010 and December 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.5 million and $0.1 million, respectively. For each of the nine months ended December 24, 2010 and December 25, 2009, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.8 million and $0.4 million, respectively.

Deferred tax asset valuation and tax exposures

As of December 24, 2010, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At December 24, 2010, we had cash equivalents of $35.5 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At December 24, 2010, we had no borrowings outstanding under the credit and security agreement. The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (LIBOR) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings.

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

As of December 24, 2010, we had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $4.2 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three months ended December 24, 2010, the net gain related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the nine months ended December 24, 2010, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. For the three and nine months ended December 25, 2009, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on December 24, 2010 would result in a reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.4 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening United States dollar can increase the costs of our international expansion.

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Counterparty risk

Our financial statements, including derivatives, are subject to counterparty credit risk, which we consider as part of the overall fair value measurement. We attempt to mitigate this risk through credit monitoring procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 24, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We have not developed any of our own 3D content and rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which could substantially reduce our revenue. For example, Warner Brothers not being able to convert Harry Potter and the Deathly Hallows Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue.

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

In addition, net license revenue from American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, and Regal Cinemas, Inc., or Regal, together comprised approximately 13% of our net consolidated revenue in the year ended March 31, 2008, 16% in the year ended March 27, 2009, 18% in the year ended March 26, 2010 and 13% in the nine months ended December 24, 2010. On January 26, 2011, the Company entered into an amendment to its license agreement with Regal to, among other things, expand the number of RealD-enabled screens across the Regal theater circuit. Any inability or failure by AMC, Cinemark or Regal to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

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

Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. In 2009, motion picture exhibitors installed approximately 7,500 digital cinema projectors, an approximately 86% growth rate from 2008, and in 2008, motion picture exhibitors installed approximately 2,300 digital cinema projectors, an approximately 36% growth rate from 2007. Although DCIP completed its financing in March 2010 that is providing funding for the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees AMC, Cinemark and Regal, we cannot predict the pace or success of this conversion, or that we will have adequate supply of the components comprising our RealD Cinema Systems in any given period to satisfy motion picture exhibitor demand. As of December 24, 2010, approximately 39% of domestic theater screens had converted to digital and a much smaller percentage of international theater screens had been converted. If the market for digital cinema develops more slowly than expected, the motion picture exhibitors we have agreements with, including AMC, Cinemark and Regal, delay or abandon the conversion of their theaters, our ability to grow our revenue and our business could be adversely affected.

If the deployment of our RealD Cinema Systems is delayed or not realized, our future prospects could be limited and our business could be adversely affected.

We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of December 24, 2010, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,100 additional screens under our existing agreements with them. On January 26, 2011, the Company entered into an amendment to its license agreement with Regal to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Regal theater circuit by up to 1,500 additional screens. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors’ ability to fund capital expenditures, their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

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

The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby Laboratories, Inc., or Dolby, IMAX Corporation, or IMAX, MasterImage 3D, LLC, or MasterImage, and X6D Limited, or Xpand. In addition, other companies, including motion picture exhibitors and studios, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers, we could lose market share and our business could be adversely affected.

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

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 27% of our total gross revenue in fiscal 2008, 27% in fiscal 2009, 46% in fiscal 2010 and 55% for the nine months ended December 24, 2010. We expect that our international business will continue to represent a significant portion of our revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

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

•              the rate of installation of new RealD Cinema Systems. In connection with some of our motion picture exhibitor license agreements, we issued to three motion picture exhibitors 10-year options to purchase an aggregate of 3,668,340 shares of our common stock at an exercise price of approximately $0.00667 per share, which vests upon the achievement of screen installation targets. Reductions to revenue resulting from motion picture exhibitor stock options may increase as compared to a previous period as the stock price of our common stock and number of screen installations increase.

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

In addition, variances in our operating results from analysts’ expectations could adversely affect our stock price. See also “Management’s discussion and analysis of financial condition and results of operations—Nine months ended December 24, 2010 compared to nine months ended December 25, 2009—Seasonality.”

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

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and our common stock has subsequently traded as high as $30.68 and as low as $15.63. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As a public company, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

As a public company, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Our internal control over financial reporting does not currently meet the standards set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The adequacy of our internal control over financial reporting must be assessed by our management for each fiscal year. We do not currently have comprehensive documentation of our internal control over financial reporting, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act.

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

We will continue to have broad discretion in how we use the proceeds we received in our IPO, and we may apply the proceeds to uses that may not increase the value of your investment.

We anticipate using the remaining proceeds from our IPO for general corporate purposes, which may include investments in technology. We may also use a portion of the proceeds to acquire complementary businesses and technologies. Our management will have significant discretion in the use of our capital, and you may disagree with the way our funds are utilized. These proceeds may not be invested to yield a significant return, or any return at all, and we may incur substantial losses.

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

If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of specimen common stock certificate.

10.1(4)†	First Amendment to the Real D System License Agreement (U.S. 2008), dated as of January 26, 2011, by and between RealD Inc. and Regal Cinemas, Inc.

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

32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.
(2)	Incorporated by reference to Exhibit 3.4 filed with the Company’s Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.
(3)	Incorporated by reference to exhibit of same number filed with the Company’s Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on January 27, 2011.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
‡	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa
Chief Financial Officer and Chief Operating Officer

Date: February 3, 2011