Form 10-K
period 2011-03-25
RealD Inc.
filed 2011-06-10
CIK 1327471

Use these links to rapidly review the document

Index to financial statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 25, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34818

RealD Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0620426 (I.R.S. Employer Identification No.)

100 N. Crescent Drive, Suite 120
Beverly Hills, California 90210
(Address of Principal Executive Offices, Zip code)

(310) 385-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.0001 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $490,120,467.45 based on the last reported sale price of the registrant's common stock on September 24, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange ($16.35 per share). As of June 6, 2011, there were 54,168,301 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed on or before July 25, 2011. With the exception of the sections of the registrant's 2011 Proxy Statement specifically incorporated herein by reference, the registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

RealD Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

March 25, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY DATA

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements concerning anticipated future financial and operating performance; RealD's ability to continue to derive substantial revenue from the licensing of RealD's 3D technologies for use in the motion picture industry, as well as RealD's ability to generate substantial revenue from the licensing of RealD's 3D technologies for use in 3D consumer electronics; 3D motion picture releases and conversions scheduled for fiscal 2012 ending March 23, 2012 and beyond, their commercial success and consumer preferences; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; the progress, timing and amount of expenses associated with RealD's research and development activities; market and industry trends, including growth in 3D content; and RealD's projected operating results.

        Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

        This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including business segment and growth rates, that we obtained from industry publications, surveys and forecasts. Unless we otherwise specify, industry and market data is given on a calendar year basis and is current as of December 31, 2010. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K.

        RealD and the RealD logo are trademarks of RealD Inc. All other trademarks and service marks appearing in this Annual Report on Form 10-K the property of their respective holders. All rights reserved. The absence of a trademark or service mark or logo from this Annual Report on Form 10-K does not constitute a waiver of trademark or other intellectual property rights of RealD Inc., its affiliates and/or licensors.

 PART I

Item 1.    Business

Overview

        We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio is used in applications that enable a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Display, active and passive eyewear and RealD Format technologies to consumer electronics manufacturers and content providers and distributors to enable the delivery and viewing of 3D content. Our cutting-edge 3D technologies have been used for applications such as piloting the Mars Rover.

Competitive strengths

        Our competitive strengths include the following:

Innovative technology

        Our technical expertise has allowed us to develop new and innovative technologies for viewing 3D content in the motion picture industry, the home and elsewhere. Working with Disney to release Chicken Little in 3D in 2005, we became the first company to commercially enable 3D theater screens using digital projection. Our patented RealD Cinema Systems deliver superior light output, providing for a high quality, brighter image and enabling display on larger theater screens than most competing technologies. Many of our licensees, including American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, Regal Cinemas, Inc., or Regal, Carmike Cinemas, Inc., or Carmike, and Marcus Theatres, deploy our RealD Cinema Systems on their own premium-branded large-screen auditoriums. Our RealD Display, active and passive eyewear and RealD Format technologies provide our consumer electronics licensees the ability to display high quality 3D content that can be delivered through the current cable, satellite and broadcast infrastructure. Our RDZ 3D display technology, which was jointly developed with Samsung Electronics LCD Business, is a next generation 3D display technology for televisions, personal computers, laptops and mobile devices that delivers full resolution high definition 3D images to each eye utilizing the same affordable, lightweight and comfortable 3D cinema eyewear used in RealD 3D-equipped motion picture theatres around the world. Our extensive intellectual property portfolio, which is based on years of research and development, contains approximately 123 individual issued patents and approximately 243 pending patent applications in approximately 15 jurisdictions worldwide. Content producers use our technologies to enhance and accelerate their production of 3D content. Our research, development and engineering teams have expertise in many disciplines, including:

  •
  polarization control (the manipulation of light);

  •
  photonics (the application of electromagnetic energy, incorporating laser technology, electrical engineering, materials science and information storage and processing);

  •
  optics (the branch of physics that deals with light and vision);

  •
  liquid crystal physics (the application of elements at the border between the solid and liquid phase to the creation of nanoscale devices); and

  •
  digital image processing (the use of computer algorithms to perform image processing on digital images).

Global leader in 3D-enabled theater screens

        As of March 25, 2011, our RealD Cinema Systems were deployed on approximately 15,000 theater screens in 61 countries, which we believe are more 3D screens than all of our competitors combined. The world's top 15 motion picture exhibition groups utilize RealD Cinema Systems in their theaters, including Regal, AMC, Cinemark, Carmike, Cinepolis, Cineplex, ODEON, Cineworld and EuroPalaces. Our licensees include more than 700 motion picture exhibitors. Domestic box office on RealD-enabled screens represented over 80% of total domestic 3D box office during our fiscal year ended March 25, 2011. As of March 25, 2011, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,700 additional screens under our existing agreements with them, and we are actively engaged with other motion picture exhibitors regarding potential new license agreements.

Pioneer in emerging 3D consumer electronics technologies

        We believe that the success of major 3D motion pictures is leading to the creation and distribution of 3D content and products for 3D consumer electronics. Although 3D consumer electronics technologies are new and developing, we have already entered into agreements to provide our RealD Display, active and passive eyewear, RealD Format technologies to leading consumer electronics manufacturers, including Victor Company of Japan, Limited, or JVC, Panasonic Corporation, or Panasonic, Samsung Electronics Company Limited, or Samsung, Sony Electronics, Inc., or Sony Electronics, Toshiba Corporation, or Toshiba and VIZIO, Inc., or VIZIO. In May 2011, we entered into a license agreement with Samsung Electronics LCD Business to make available to consumer electronics manufacturers panels featuring a new jointly developed 3D display technology, which delivers full resolution 3D images to each eye utilizing RealD 3D cinema glasses. Our licensees also include content distributors, including cable television services such as Cablevision Systems Corp., or Cablevision, satellite television services such as DirecTV Enterprises, LLC, or DirecTV.

Premium brand

        We believe our brand is well-recognized among licensees and consumers as a result of motion picture studios and exhibitors co-branding with us and moviegoers having worn our branded RealD eyewear over 430 million times. We believe the prominence of our brand in the motion picture industry will enhance our marketing efforts of 3D consumer electronics technologies.

Scalable licensing model

        We license our 3D technologies under a highly scalable business model with recurring revenue from those licensees. As an example, our multi-year (typically five years or longer), generally exclusive agreements with motion picture exhibitors generate revenue on a per-admission, periodic fixed-fee or per-motion picture basis at limited incremental direct cost to us. We believe motion picture exhibitors prefer our licensing model, which includes technological upgrades and maintenance, because it reduces their capital expenditures and the risk they may purchase equipment that will become obsolete. We believe our motion picture exhibitor licensees also prefer our low-cost RealD eyewear because it requires less personnel (no active collecting or washing by motion picture exhibitors) and reduces motion picture exhibitors' loss from theft and breakage. Although we have not yet generated material revenue licensing 3D consumer electronics technologies, we anticipate that our relationships with consumer electronics manufacturers and others will generate future license fees on 3D consumer electronics technologies on a per unit basis.

Extensive industry relationships and strong technical expertise

        Our experienced management team, including Michael V. Lewis, our Chairman and Chief Executive Officer, Joseph Peixoto, President of Worldwide Cinema, and Robert Mayson, President of Consumer Electronics, have extensive, long-term relationships with content producers and distributors, major motion picture studios and exhibitors, and consumer electronics manufacturers that help us drive the proliferation of 3D content, delivery and viewing in theaters, the home and elsewhere. Our research and development team, based in Boulder, Colorado, is comprised of leaders in the invention, development and commercialization of innovative 3D technologies.

Strategy

        Key elements of our strategy include:

Continue to innovate and develop new technologies

        We continue to develop proprietary 3D technologies to enhance the 3D viewing experience and create additional revenue opportunities. We endeavor to improve our RealD Cinema Systems to deliver an even better and more immersive 3D viewing experience to consumers in theaters. For 3D consumer electronics, we are working to enhance our RealD Display, active and passive eyewear and RealD Format technologies to enable consumers to enjoy 3D at home and elsewhere. We have patented technologies that we believe will in the future enable consumers to enjoy 3D content without eyewear. We believe our licensing of 3D technologies for professional applications will continue to provide a strong foundation for our development of new 3D technologies for viewing 3D content at motion picture theaters, on consumer electronics and other applications. We also selectively pursue technology acquisitions to expand and enhance our intellectual property portfolio in areas that complement our existing and new market opportunities and to supplement our internal research and development efforts.

Increase our leading global share in 3D-enabled theater screens

        We continue to work with our existing motion picture exhibitor licensees to deploy additional RealD Cinema Systems. We also plan to enter into agreements with new motion picture exhibitor licensees to increase the number of deployed RealD Cinema Systems worldwide. We believe there is a significant opportunity for us to continue to expand our business internationally and to license our 3D technologies to international motion picture exhibitors based on a licensing model that is similar to our domestic model.

Expand our emerging 3D consumer electronics business

        We continue to work with consumer electronics manufacturers and content producers and distributors to enable a premium 3D viewing experience in the home and elsewhere using our 3D technologies. We endeavor to incorporate our RealD Display, active and passive eyewear, RealD Format technologies in plasma and LCD televisions, set-top boxes, digital video recorders, interactive gaming consoles, laptop computers, desktop computers and mobile devices, and to enable the delivery of 3D content via cable, satellite, broadcast, packaged media and the Internet.

Build upon the strength of our RealD brand

        It is our goal to make RealD the best known 3D technology brand in the world, associated with delivering the highest quality 3D viewing experience. We will further leverage the strength of our brand to generate stronger licensee and consumer preference for a RealD experience in the 3D consumer electronics and other applications. We continue to actively encourage motion picture studios and exhibitors to prominently feature our brand in their motion picture advertising and marketing, at theater locations, online and on consumer electronics products and packaging. We will also continue our advertising efforts to strengthen our brand in the theatrical and consumer electronics industries. We plan to use our brand to drive the continued adoption of our 3D technologies in existing and new applications.

Industry

History of 3D

        First used commercially in a public theater in 1922, 3D technology has been used by content producers in an effort to enhance the viewing experience. 3D imagery is created using stereoscopic photography, which is a process that creates the illusion of 3D by using a pair of 2D images. Each image represents a different perspective of the same object, emulating the different perspectives that binocular vision captures. When the two images are viewed by each eye, the brain fuses the two images to form a single picture, creating the illusion of 3D. 3D technology has a wide range of applications including entertainment, research and development, scientific exploration and manufacturing.

        Innovation in 3D technology has centered on optimizing the projection of stereoscopic images as well as the filtering of the image intended for each eye. Early 3D exhibition required the use of two projectors, one to project the reel for each eye to create the stereoscopic image, which required synchronization that was difficult to achieve due to the manual operation of projectors. To view a stereoscopic image, audiences utilized 3D eyewear that employed different filters that did not maintain the quality of a standard motion picture image and caused discomfort including eye strain and headaches.

        Benefiting from the increased and continuing adoption of digital projection, the new wave of 3D projection uses digital technologies that address many of the limitations of previous methods of 3D projection. The use of high definition digital projectors, advances in the construction of silver screens and the use of polarization filters and polarized lenses have broadened the color spectrum, and reduced eyestrain and synchronization issues that caused headaches, which greatly improves the 3D viewing experience.

        The launch of modern 3D digital projection for motion pictures was marked by the presentation of Chicken Little by Disney in November 2005, which debuted on approximately 100 RealD-enabled screens. Since the debut of Chicken Little in 2005 through March 25, 2011, 55 3D major motion pictures have been released on RealD-enabled screens including Avatar, which debuted in December 2009 and has grossed approximately $750 million domestically, approximately $620 million of which were domestic 3D box office receipts as of March 25, 2011.

        Cutting-edge 3D technology has also been deployed in other applications including scientific research. For example, NASA has utilized 3D technology to analyze damage to the Space Shuttle and to navigate the Mars Rover. Industrial applications for 3D technology include the use of 3D visualization by biotech firms for the development of pharmaceuticals, by aircraft and motor vehicle manufacturers like McDonnell Douglas Corp., Caterpillar Inc. and Harley Davidson, Inc. for the design of new prototypes and by major energy companies such as Chevron who utilize 3D technology to reduce the cost and environmental impact of exploration by analyzing oil and gas fields in virtual 3D environments.

Market opportunity

        Our 3D technologies can be used in many different applications and businesses, including entertainment, consumer electronics, education, aerospace, defense and healthcare. Our 3D technologies are primarily used in motion pictures, consumer electronics and professional applications.

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. With the commercial success of recent 3D motion pictures, adoption of 3D digital cinema is positioned for continued growth as we believe many of the approximately 85,000 worldwide non-digital theater screens as of the end of December 31, 2010 may convert to digital projection. As of December 31, 2010, only approximately 37,000 digital theater screens were deployed worldwide, representing approximately 30% of the worldwide installed base. However, as of December 31, 2010, 3D-enabled screens represented approximately 60% of digital theater screens.

        The following chart illustrates, as of December 31, 2010, the approximate total number of theater screens worldwide, the approximate number of theater screens that have been converted to digital and the approximate number of digital theater screens that are 3D-enabled.

(1)
Of the estimated 22,300 worldwide digital theater 3D-enabled screens as of December 31, 2010 (per Screen Digest), 11,300 were RealD-enabled screens, representing a greater than 50% share. As of March 25, 2011, RealD had deployed approximately 15,000 screens worldwide.

        In the calendar year ended December 31, 2010, motion picture exhibitors installed approximately 20,000 digital cinema projectors, representing a growth rate of approximately 123% over 2009 installations, and in calendar 2009, motion picture exhibitors installed approximately 7,500 digital cinema projectors, an approximately 86% growth rate over calendar 2008 installations. Based on the slate announcements by motion picture studios, we anticipate that approximately 38 3D motion pictures will be released worldwide in our fiscal year 2012, including sequels to successful major motion picture franchises, such as Harry Potter, Transformers, Pirates of the Caribbean, Kung Fu Panda and Cars, and that as the number of RealD-enabled screens and 3D motion pictures released increases, we expect that our revenue and capital needs will continue to grow.

        In addition to creating original 3D motion pictures, content providers are converting 2D motion pictures to 3D in order to display them using 3D technologies.

        The following table shows the major 3D motion pictures released or scheduled for release on 3D-enabled screens for the fiscal year 2012 ending on March 23, 2012, the motion picture studios and the release dates for those motion pictures (announced as of June 9, 2011).

Title	Motion Picture Studios	Release Date
Rio	Fox	4/15/2011
Hoodwinked Too! Hood vs. Evil	The Weinstein Company	4/29/2011
Thor	Paramount/Marvel	5/6/2011
Priest	Sony/Screen Gems	5/13/2011
Pirates of the Caribbean: On Stranger Tides	Disney	5/20/2011
Kung Fu Panda 2	DreamWorks/Paramount	5/26/2011
Green Lantern	Warner Bros.	6/17/2011
Cars 2	Pixar/Disney	6/24/2011
Transformers: Dark of the Moon	Paramount/Dreamworks	6/29/2011
Harry Potter and the Deathly Hallows Part 2	Warner Bros.	7/15/2011
Captain America: The First Avenger	Paramount/Marvel	7/22/2011
The Smurfs	Sony	7/29/2011
Glee Live!	Fox	8/12/2011
Final Destination 5	Warner Bros.	8/12/2011
Spy Kids 4: All the Time in the World	The Weinstein Company	8/19/2011
Conan the Barbarian	Lionsgate	8/19/2011
Fright Night	Dreamworks/Disney	8/19/2011
Shark Night 3D	Relativity	9/2/2011
Lion King 3D	Disney	9/16/2011
Dolphin Tale 3D	Warner Bros.	9/23/2011
Three Musketeers	Summit	10/14/2011
Contagion	Warner Bros.	10/21/2011
Puss in Boots	DreamWorks/Paramount	11/4/2011
A Very Harold & Kumar 3D Christmas	Warner Bros.	11/4/2011
Immortals	Relativity/Universal	11/11/2011
Happy Feet 2	Warner Bros.	11/18/2011
Arthur Christmas	Sony	11/23/2011
Piranha 3DD	Weinstein/Dimension	11/23/2011
Hugo Cabret	Paramount	11/23/2011
The Darkest Hour	Summit	12/23/2011
The Adventures of Tintin: The Secret of the Unicorn	Paramount/Sony	12/23/2011
Underworld 4: New Dawn	Sony/Screen Gems	1/20/2012
Journey 2: The Mysterious Island	Warner Bros.	1/27/2012
Star Wars: Episode I: The Phantom Menace (re-release)	Fox/LucasFilm	2/10/2012
Ghost Rider: Spirit of Vengeance	Sony	2/17/2012
Dr. Seuss' The Lorax	Universal	3/2/2012
Hansel and Gretel: Witch Hunters	MGM/Paramount	3/2/2012
John Carter	Disney	3/9/2012

        We believe that more 3D-enabled theater screens, including more screens per location, will be needed to accommodate the increasing number of 3D motion pictures being released simultaneously and to provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures.

        We believe that the success of major 3D motion pictures, including Avatar, Alice in Wonderland, Shrek Forever After, Toy Story 3 and Despicable Me will further stimulate the production and distribution of new and alternative 3D content for digital cinema. In March 2011, we released Carmen in 3D, a co-production with the Royal Opera House, to our participating exhibitor partners around the world. We also anticipate that there will be more live broadcast events in 3D, including sporting events, concerts, cultural and other live events similar to a number of recent experiences. For example, in January 2009, the BCS national championship football game between the University of Florida Gators and the University of Oklahoma Sooners was broadcast live in 3D to over 100 domestic theater screens. In March 2010, the National Hockey League game between the New York Rangers and New York Islanders was broadcast live in 3D at the WaMu Theater at Madison Square Garden, and the 2010 NCAA Men's Final Four semifinal and national championship games were broadcast live in 3D for up to 100 Cinedigm Certified™ Digital Cinemas nationwide. In July 2010 matches from the FIFA World Cup were broadcast to theatres around the world in 3D.

        We believe that the recent success of 3D motion pictures is also leading to the production and distribution of new 3D content for consumer electronics applications. There are currently 3D channels available worldwide including linear broadcast channels and VOD systems on broadcast services including DirecTV, Virgin Media, Sky, Foxtel and Comcast. 3D channels are currently being programmed from major content brands including ESPN (ESPN3D), British Sky Broadcasting (Sky 3D), and Discovery Communications (3net). Examples of major sporting events broadcast live in 3D include The Masters golf tournament, Premier League soccer, NCAA football, NCAA men's basketball Final Four games, the NBA Finals and boxing.

        The proliferation of high definition televisions, laptops and other displays represents a new market opportunity for revenue arising from the release of 3D-enabled consumer electronics products. According to Screen Digest, 2010 worldwide shipments for plasma and LCD televisions were approximately 129 million units, digital set-top boxes were approximately 171 million units and digital video recorders were approximately 27 million units.

Key applications

        We believe that we possess innovative technology, a significant market presence, a premium brand and a scalable licensing model in our key applications.

Cinema

        We design, manufacture, license and market our RealD Cinema Systems that enable digital cinema projectors to show 3D motion pictures and alternative 3D content to consumers wearing our RealD eyewear.

        Technology.    We believe our patented 3D digital projection technology delivers double the amount of light output compared to any other 3D digital projection technology on the market, which is the most significant factor in producing a high quality 3D image. We believe we are able to reach larger screens with our RealD digital projection technology than the majority of other 3D digital projection technology providers for use in motion picture theaters. For example, using a single digital DLP projector and the same lamp and lamp power as a 2D presentation, our RealD XL Cinema System, using our polarizing technology, can deliver crisp, clear 3D content to screens. Our RealD Cinema Systems:

  •
  are relatively inexpensive to deploy and include maintenance and free upgrades at no additional charge to the exhibitor;

  •
  produce full color, unlike stereoscopic/spectral 3D that relies on eyewear with red and green color filters that cause a substantial loss of available colors;

  •
  reduce most "ghost images" caused by the left eye seeing a small portion of the right-eye frames and vice versa;

  •
  reduce headaches and eye strain caused by a misalignment of the left-eye and right-eye frames that are often experienced with dual projection systems; and

  •
  can be viewed with our circular polarized passive RealD eyewear, which allow consumers to move around with reduced image distortion.

        Market presence.    Our RealD Cinema Systems are the world's most widely deployed digital 3D cinema technology based on the number of theater screens installed worldwide. As of March 25, 2011, our RealD Cinema Systems were deployed on approximately 15,000 theater screens in 61 countries worldwide. We are working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,700 additional screens under our existing agreements with them, of which approximately 1,500 screens are domestic and approximately 1,200 are international. As of December 31, 2010, our RealD Cinema Systems accounted for over 80% of the estimated domestic 3D-enabled theater screens and over 50% of the 3D-enabled theater screens deployed worldwide. Domestic box office on RealD-enabled screens represented over 80% of total domestic 3D box office during our fiscal year ended March 25, 2011. We expect to continue to grow our cinema business based on an increasing number of theater screens becoming RealD-enabled and an increasing number of RealD-compatible 3D motion pictures being released.

        The following chart illustrates the number of theater locations with RealD-enabled screens and the total number of RealD-enabled screens:

	Year ended
	March 25, 2011	March 26, 2010	March 27, 2009
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	8,700	3,400	1,700
Total international RealD enabled screens	6,300	1,900	400

Total RealD enabled screens	15,000	5,300	2,100
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,300	1,800	1,100
Total international locations with RealD enabled screens	2,200	1,200	400

Total locations with RealD enabled screens	4,500	3,000	1,500

Number of 3D motion pictures (released during period)	26	13	8

        At most of the theater locations, there are multiple RealD-enabled screens. We believe that having more RealD-enabled screens per location will allow us to accommodate the increasing number of 3D motion pictures being released simultaneously and provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures. We believe the commercial success of 3D motion pictures, such as Avatar, Alice in Wonderland, Shrek Forever After, Toy Story 3 and Despicable Me, and the financing made available by DCIP will facilitate the conversion of theater screens to digital and 3D. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema Systems in order to display motion pictures in RealD 3D.

        Content.    The following table shows the major motion pictures released on RealD-enabled screens in fiscal year 2011, including the motion picture studios, the release dates, the domestic box office for those motion pictures on RealD-enabled screens, the RealD domestic box office as a percentage of total domestic 3D box office, and the RealD domestic box office as a percentage of the total domestic 2D and 3D box office (all data through March 25, 2011).

Title	Motion Picture Studio	Release Date	Domestic Box Office on RealD- Enabled Screens	RealD Percent of Domestic 3D Box Office	RealD Percent of Total (2D+3D) Dom. Box Office
Clash of the Titans	Warner Bros	4/2/2010	$68,033,090	85%	43%
Shrek Forever After	DreamWorks/Paramount	5/21/2010	$106,008,618	75%	46%
Toy Story 3	Disney	6/18/2010	$171,529,791	80%	43%
The Last Airbender	Paramount	7/1/2010	$57,174,179	85%	45%
Despicable Me	Universal	7/9/2010	$93,305,907	88%	39%
Cats & Dogs: The Revenge of Kitty Galore	Warner Bros	7/30/2010	$19,260,188	85%	47%
Step Up 3D	Buena Vista	8/6/2010	$27,675,964	88%	71%
Piranha 3D	Weinstein/Dimension	8/20/2010	$18,872,265	87%	80%
Resident Evil: Afterlife	Sony/Screen Gems	9/10/2010	$37,623,666	80%	66%
Alpha and Omega	Lionsgate	9/17/2010	$12,168,423	89%	55%
Legend of the Guardians: The Owls of Ga'Hoole	Warner Bros.	9/24/2010	$24,402,996	70%	48%
My Soul to Take	Universal/Rogue	10/8/2010	$10,107,479	88%	72%
Jackass 3-D	Paramount	10/15/2010	$88,648,228	86%	77%
Saw 3D	Lionsgate	10/29/2010	$35,166,270	89%	82%
Megamind	DreamWorks/Paramount	11/5/2010	$70,828,876	79%	51%
Tangled	Disney	11/24/2010	$69,880,488	90%	36%
The Chronicles of Narnia: The Voyage of the Dawn Treader	Fox	12/10/2010	$50,442,564	89%	51%
Tron Legacy	Disney	12/17/2010	$79,738,479	62%	48%
Yogi Bear	Warner Bros.	12/17/2010	$44,109,971	86%	48%
Gulliver's Travels	Fox	12/25/2010	$17,179,942	94%	43%
The Green Hornet	Sony	1/14/2011	$47,949,881	80%	52%
Sanctum	Universal	2/4/2011	$12,965,206	72%	59%
Gnomeo & Juliet	Disney	2/11/2011	$45,637,922	91%	50%
Justin Bieber: Never Say Never	Paramount	2/11/2011	$49,091,469	88%	72%
Drive Angry	Summit	2/25/2011	$7,165,588	82%	75%
Mars Needs Moms	Disney	3/11/2011	$7,310,458	74%	50%

Note: As of March 25, 2011

Source: Rentrak

        In calendar year 2009, our RealD Cinema Systems were used in the exhibition of 15 major 3D motion pictures, including Avatar, which has the highest box office gross in history. Approximately 65% of Avatar's total domestic 3D box office was generated on RealD-enabled screens. In calendar year 2010, our RealD Cinema Systems were used in the exhibition of 22 major 3D motion pictures, including Toy Story 3, Shrek Forever After, Despicable Me and Alice in Wonderland. Approximately 70% of the total domestic 3D box office for Alice in Wonderland was generated on RealD-enabled screens. As of June 8, 2011 there were 37 3D motion pictures currently slated for release by the major motion picture studios in calendar year 2011. As of June 8, 2011 there are 38 3D motion pictures slated for release during our fiscal year 2012 which ends on March 23, 2012, all of which we expect will be exhibited using our RealD Cinema Systems.

        We believe that the recent success of major 3D motion pictures will drive the creation and theatrical distribution of more alternative content and live broadcast events in 3D. For example, in March 2011, we released Carmen in 3D, a co-production with London's Royal Opera House, to our participating exhibitor partners around the world. In addition, we introduced RealD LIVE, which enables live event 3D broadcast capabilities in theaters. RealD-enabled screens and the RealD Format have been used to exhibit other new and alternative 3D content, including sporting events, concerts, cultural and other live events.

        Brand.    Motion picture studios often co-brand RealD in motion picture marketing and advertising. Motion picture exhibitors display our brand at theaters, on-screen and online. Moviegoers have worn our branded RealD eyewear over 430 million times. Our in-theater branding includes signage at the box office where tickets are purchased, signage in the lobby and in poster cases in and around the theater, branded recycling bins located at each auditorium entrance and exit, an on-screen animated 3D preview informing consumers when to put on their eyewear and reminding them to recycle their eyewear after the motion picture and a promotional trailer that plays immediately before the motion picture. Our brand also appears on major online ticketing websites aligned with show times at theaters equipped with our RealD technology. We believe our branded 3D experience will lead to increased admissions as consumers recognize our brand as the leading choice for 3D viewing, prompting motion picture exhibitors to select us as their 3D technology licensor.

        Licensing model.    We license our RealD Cinema Systems to motion picture exhibitors under multi-year (typically five years or longer) agreements that are generally exclusive and from which we generally receive license fees on a per-admission basis. We believe our agreements with motion picture exhibitors provide us with recurring revenue as 3D motion pictures are exhibited using our 3D technologies. Based on the number of deployed RealD-enabled screens, the number of additional RealD Cinema Systems that we will work with our existing motion picture exhibitor licensees to deploy, our market presence and the number of 3D motion pictures slated for future release, we believe our cinema business will continue to grow.

        We license and market systems to motion picture exhibitors based on the type of digital projector installed and theater configuration: our RealD Cinema System, RealD XL Cinema System, RealD XLS Cinema System, and our recently introduced RealD XLW Cinema System, which is designed specifically for premium large screen auditoriums with stadium seating configurations. RealD XL Cinema System can be displayed on screens of up to 82 feet wide, and our RealD Cinema Systems will be scalable to larger formats as projector technology evolves. The RealD XLW Cinema System, introduced in January 2011, can accommodate a throw ratio as wide as 1.0 (projection distance divided by screen width), and is designed for use in premium large screen motion picture auditoriums, theme parks and specialty theatres with stadium seating. Based on our actual experience, we believe we can upgrade almost any theater that has an existing digital cinema projector with our RealD Cinema Systems within a few hours. Under our agreements with motion picture exhibitors, we provide technological upgrades and maintenance on our RealD Cinema Systems at no additional charge to the exhibitor.

        We believe our RealD Cinema Systems are a compelling and scalable technology for the motion picture industry. Motion picture producers can tell their stories in more creative and compelling ways through the use of 3D technology. As evidenced by Avatar, Alice in Wonderland, Shrek Forever After, Toy Story 3 and Despicable Me, releasing content on RealD-enabled screens can result in increased ticket sales at premium prices, enhanced monetization of a motion picture's initial release and, as a result, can provide a more attractive return on investment to motion picture producers and distributors. Motion picture exhibitors share in the benefit of increased motion picture ticket sales at premium prices and increased concession sales, and they can also generate new revenue opportunities through alternative 3D content, including 3D showings of sporting events, concerts, cultural and other live events. We also believe consumers benefit from a superior 3D entertainment experience.

Consumer electronics

        We make our RealD Display, active and passive eyewear and RealD Format technologies available to consumer electronics manufacturers, content producers and content distributors to bring 3D to the home and elsewhere.

        Technology.    We recently entered into a licensing agreement with Samsung Electronics LCD Business for a jointly developed next generation 3D display technology that delivers full resolution 3D images to each eye utilizing the same passive 3D eyewear as our Cinema Systems. The majority of 3D-enabled televisions sold today utilize active shuttering 3D eyewear. To address this opportunity, we have developed technology to create universal active 3D eyewear, which are compatible with 3D-enabled televisions from most major consumer electronics brands. This technology includes a programmable ASIC whose small size and low power consumption characteristics can allow for smaller, lighter weight and uniquely designed active 3D eyewear that work with most of today's active eyewear compatible 3D televisions.

        Our RealD Format is based on multiplexing technology (which packs two images in a single space) to deliver and display high definition 3D content via today's existing infrastructure for cable, satellite, broadcast, packaged media and the Internet. Our technology can grow with the content distribution infrastructure to deliver the highest quality, premium 3D viewing experience across a variety of distribution systems and consumer electronics products. Our 3D technologies can also be used for 3D-enabled interactive gaming by game developers and publishers. Our technologies for interactive gaming include those that adjust viewing angles in a game, assure 3D across depth of field and enable in-frame 3D effects.

        We believe that 3D consumer electronics will continue to evolve towards an enhanced 3D entertainment experience and we intend to actively seek to have our technologies incorporated in new 3D-enabled consumer electronics products. We continue to develop, maintain, and strengthen our relationships within the broad spectrum of consumer electronics participants to guide the development of 3D in the home and elsewhere. We believe our active eyewear is adaptable to most consumer electronics applications and our patented high brightness, passive display could be used with high definition displays without significantly degrading image resolution.

        In January 2011, together with Samsung Electronics LCD Business, we announced the joint development of a new 3D display technology called RDZ™ that offers full resolution high definition 3D video and is compatible with the same 3D eyewear used in RealD 3D-equipped motion picture theatres around the world. Unlike patterned retarder based 3D display technologies that cut resolution in half or diminish brightness, RDZ™ 3D display technology is designed to deliver full resolution high definition 3D images by adopting active shutter technology on the display. Based on RealD technology used in many of the world's 3D-equipped motion picture theatres today, RDZ™ displays are also 2D compatible, resulting in no reduction of image quality in 2D mode.

        Competitive presence.    Our 3D technologies can be deployed across the entire range of consumer electronics. We have recently made available our RealD Display, active and passive eyewear, RealD Format technologies to consumer electronics manufacturers, content producers and distributors to enable high definition televisions, laptops and other displays to be viewed in 3D in the home and elsewhere. Although we have not yet generated material revenue licensing 3D consumer electronics technologies, we have agreements in place with DirecTV, JVC, Panasonic, Samsung, Sony Electronics, Toshiba and Vizio.

        Content.    Building on the recent success of major 3D motion pictures released in theaters, we believe consumers' desire for 3D consumer electronics will be stimulated with the creation and distribution of new motion pictures and other forms of 3D content. We anticipate that the demand for live broadcast events in 3D, including sporting events, concerts, cultural and other live events, for 3D interactive games, as well as other new and alternative 3D content for the home and elsewhere, will further stimulate the demand for RealD-enabled consumer electronics products.

        Brand.    We believe the strength of our brand in the motion picture industry will assist us in the 3D consumer electronics space. We are working with our licensees to incorporate RealD branding in their consumer electronics product advertising, marketing and packaging and to have our brand featured prominently on our patented RealD eyewear used in the 3D consumer electronics application.

        Licensing model.    We have entered into multi-year licensing agreements with participants in the consumer electronics industry to further integrate our RealD Format and other technologies into their products. Although we have not yet generated material revenue from our current agreements in the consumer electronics industry, and may never generate material revenue from those agreements, we believe there will be future revenue opportunities for licensing our 3D technologies to consumer electronics manufacturers, component and accessories manufacturers, eyewear manufacturers, mobile device companies and others as the 3D consumer electronics opportunity continues to develop.

Professional

        Our professional 3D technologies are utilized by Fortune 500 companies, government, academic institutions, and research and development organizations for applications such as piloting the Mars Rover. Our professional 3D technologies have also been used for theme park installations, including at LEGOLAND®. In professional applications, we sell CrystalEyes® eyewear, monitors, digital light processing television kits, polarizer film, emitters and linear polarizing systems.

Our history

        RealD was founded by Michael V. Lewis and Joshua Greer in 2003 with the goal of bringing a premium 3D viewing experience to audiences everywhere. In 2005, we acquired Stereographics Corporation, or Stereographics, a company founded in 1980 and one of the largest providers of 3D technologies at the time of the acquisition. In 1995, Gary Sharp co-founded ColorLink, Inc., or ColorLink, a polarization control, photonics and optics company with an extensive patent portfolio. ColorLink played an instrumental role collaborating with RealD to develop our first cinema system. In 2007, we acquired ColorLink and Gary Sharp became our Chief Technology Officer. In March 2005, we demonstrated our initial RealD Cinema System to motion picture exhibitors and studios. In November 2005, Disney released Chicken Little, including on approximately 100 RealD-enabled screens. In December 2009, Fox released Avatar worldwide, including on approximately 4,200 RealD-enabled screens. In 2008, we entered 3D consumer electronics with a number of 3D technologies for the home and elsewhere. The first consumer electronics products utilizing our 3D technologies are now available to consumers.

Licensees

Cinema

        In our cinema business, our primary licensees are motion picture exhibitors that use our RealD Cinema Systems, including the world's top 15 motion picture exhibition groups. As of March 25, 2011, we had multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. However, our license agreements typically do not obligate motion picture exhibitors to deploy a specific number of our RealD Cinema Systems according to a specific timeline. License revenue from AMC, Cinemark and Regal together comprised approximately 23% of our gross license revenue in the year ended March 25, 2011, 30% in the year ended March 26, 2010 and 37% in the year ended March 27, 2009. No licensee accounted for more than 10% of our gross license revenue in fiscal 2011, 2010 or 2009.

Consumer electronics

        In our consumer electronics business, our primary licensees are manufacturers, including JVC, Panasonic, Samsung, Sony Electronics, Toshiba and Vizio. We currently have agreements in place with these consumer electronics manufacturers for the use of our 3D technologies in various consumer electronics products. In May 2011, we entered into a license agreement with Samsung Electronics LCD Business to make available to consumer electronics manufacturers panels featuring a new jointly developed 3D display technology, which delivers full resolution 3D images to each eye utilizing RealD 3D cinema glasses. Our customers also include content distributors, including cable providers, satellite television services company DirecTV, and content producers.

Professional

        In our professional business, our primary customers are Fortune 500 companies, government agencies, academic institutions and research and development organizations.

Sales and marketing

        We market and license our technologies throughout the 3D motion picture, 3D consumer electronics and professional industries through an internal sales team. We maintain sales offices in the United States, the United Kingdom, Japan, Hong Kong and China.

        We focus our marketing efforts on motion picture studios and exhibitors, consumer electronics manufacturers, interactive game companies, content producers and content distributors. We reach these customers primarily through industry trade shows, public relations, our website and studio events.

Research and development

        We believe we must continue to develop innovative 3D technology on a regular basis to maintain our competitive edge. We monitor trends in the 3D motion picture, 3D consumer electronics and professional industries to stay abreast of new developments. We further monitor relevant intellectual property and other public domain information. Our research and development is focused on building and testing licensed products that could potentially incorporate our 3D technologies. Once the proof of concepts are built and tested, our 3D technologies are licensed to motion picture exhibitors and consumer electronics manufacturers.

        Our research and development expenses were $15.6 million for the year ended March 25, 2011, $11.0 million for the year ended March 26, 2010 and $8.9 million for the year ended March 27, 2009. In addition, we have made significant investments in intellectual property through acquisitions, including our acquisitions of Stereographics and ColorLink.

Manufacturing and supply

Cinema

        RealD Cinema Systems.    We purchase optical and mechanical components for our RealD Cinema Systems from multiple suppliers. We have also entered into a large number of license and deployment agreements with digital cinema projector and server companies that grant them a limited, royalty-free license related to the use of RealD technology into digital cinema projection systems.

        RealD eyewear.    Our RealD eyewear is an integral part of our RealD Cinema Systems. Our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion and is comfortable and sanitary, which we believe provides convenience to consumers. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage worldwide manufacturing and distribution of RealD eyewear. Domestically, we operate a recycling program for our RealD eyewear. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. As a result, we are one of the world's largest distributors of passive 3D eyewear. Our recyclable eyewear is designed to fit comfortably on most viewers from ages three and up and easily over prescription eyewear. We also make available kids size RealD 3D eyewear. With the growth of 3D motion picture productions and releases, we anticipate that a market for personal and customized RealD eyewear will emerge.

        RealD installation, repair and maintenance services.    We hire independent contractors to perform installation, repair and maintenance services related to our RealD Cinema Systems.

Consumer electronics

        Our RealD Display, RealD Format, and technologies for use in high definition televisions, laptops and other displays, as well as our active and passive eyewear, are fully tested by our engineering team before they are delivered to consumer electronics manufacturers.

Professional

        We use ColorLink Japan and other manufacturing suppliers for components of many of our professional products. We complete assembly, testing and inspection in our Boulder, Colorado facilities.

Competition

        The market for 3D visual display technologies is highly competitive.

        Our primary competitors for our RealD Cinema Systems include Dolby Laboratories, Inc., or Dolby, X6D Limited, or Xpand, MasterImage 3D, LLC, or MasterImage, Sony Electronics, or Sony, and IMAX Corporation, or IMAX. As of December 31, 2010, these and other competitors had enabled approximately 11,000 worldwide theater screens, collectively, as compared to our approximately 11,300 RealD-enabled worldwide theater screens (which has since increased to over 15,000 screens). Consumers may be more familiar with some of our competitors' brands in the motion picture industry. However, we believe we differentiate ourselves from our competitors in the motion picture industry for reasons that include the following:

  •
  we provide premium 3D technologies that are highly regarded by licensees and others in the motion picture industry;

  •
  our RealD Cinema Systems deliver superior light output providing for a high quality image and enabling display on larger theater screens with one projector than most competing technologies;

  •
  we offer motion picture exhibitors a licensing model that includes technological upgrades and maintenance at no additional charge and reduces their capital expenditures and the risk that they may purchase equipment that will become obsolete;

  •
  we typically have multiple RealD-enabled screens at each theater location compared to one 3D-enabled screen for some of our competitors, which allows us to accommodate the increasing number of 3D motion pictures being released simultaneously and enables motion picture exhibitors to expand successful motion pictures to more RealD-enabled screens;

  •
  compared to most of our competitors' eyewear in the motion picture industry, our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion; and

  •
  our RealD eyewear model requires less personnel (no active collecting or washing by motion picture exhibitors) and reduces motion picture exhibitors' loss from theft and breakage.

        Our primary competitors in 3D consumer electronics technologies include those who are developing 3D displays utilizing film patterned retarder technology including LG and universal active 3D eyewear manufacturers including Xpand. While the 3D consumer electronics industry is new and rapidly developing, we must compete with companies that enjoy competitive advantages in the consumer electronics industry.

        We believe that the principal competitive factors include some or all of the following:

  •
  quality and reliability of technologies;

  •
  technology performance, flexibility and range of application;

  •
  timeliness and relevance of new product introductions;

  •
  relationships with key participants in the motion picture and consumer electronics industries;

  •
  inclusion in explicit or de facto industry standards;

  •
  brand recognition and reputation;

  •
  availability of 3D compatible, high quality content; and

  •
  price.

        We believe we compete favorably with respect to many of these factors.

Intellectual property

        We have a substantial base of intellectual property assets, including patents, trademarks, copyrights, trade secrets and know-how.

        We have multiple patents covering unique aspects and improvements for many of our technologies. As of March 25, 2011, we had over 157 patent families comprising approximately 123 individual issued patents and approximately 236 pending patent applications in approximately 15 jurisdictions worldwide. Our issued patents are scheduled to expire at various times between May 2011 and May 2029. Of these, seven patents expired in 2010, four patents are scheduled to expire in 2011, one patent is scheduled to expire in 2012, and two patents are scheduled to expire in 2013. We believe the expiration of these patents will not adversely affect our business. Our patents are used in the areas of algorithms, autostereo, eyewear, projection, format, direct view, retarder stack filters, polarization switches, eyewear protection, color switching and other areas. We currently derive our license revenue principally from our RealD Cinema Systems. Patents relating to our RealD Cinema Systems generally expire between 2011 and 2029. We pursue a general practice of filing patent applications for our technology in the United States and outside of the United States where our licensees manufacture, distribute or sell licensed products and where our competitors manufacture, distribute or sell competing products. We actively pursue new applications to expand our patent portfolio to address new technology innovations.

        We have approximately 42 trademark and service mark registrations and pending applications worldwide for a variety of word marks, logos and slogans. Our registered and common law trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.

Employees

        As of March 25, 2011, we had 114 employees located in the United States, Canada, the United Kingdom, Japan, Hong Kong, and China. Approximately 37 are engaged in research and development, approximately 26 are in operations, and approximately 51 are in sales and general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Item 1A.    Risk factors

        The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties.

Risks relating to our business

If motion pictures that can be viewed with RealD Cinema Systems are not made or are not commercially successful, our revenue will decline.

        Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London's Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, other than the current production of Madame Butterfly, and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers' recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, Warner Brothers not being able to convert Harry Potter and the Deathly Hallows Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

If motion picture exhibitors do not continue to use our RealD Cinema Systems or experience financial difficulties, our growth and results of operations could be adversely affected.

        Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether they will renew their license agreements with us at the end of their term or whether we may now or in the future be in breach of those agreements. If motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then motion picture studios may not produce and release 3D motion pictures and our revenue could be materially and adversely affected.

        In addition, license revenue from AMC, Cinemark and Regal together comprised approximately 23% of our gross license revenue in the year ended March 25, 2011, 30% in the year ended March 26, 2010 and 37% in the year ended March 27, 2009. Any inability or failure by AMC, Cinemark or Regal to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

A deterioration in our relationships with the major motion picture studios could adversely affect our business.

        The six major motion picture studios accounted for approximately 82% of domestic box office revenue and 9 of the top 10 grossing 3D motion pictures in calendar year 2010. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us or stop using our RealD eyewear, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations.

If motion picture exhibitors do not continue converting analog theaters to digital or the pace of conversions slows, our future prospects could be limited and our business could be adversely affected.

        Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System in order to display motion pictures in RealD 3D. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. In 2010, motion picture exhibitors installed approximately 20,000 digital cinema projectors, an approximately 123% growth from 2009, and in 2009, motion picture exhibitors installed approximately 7,500 digital cinema projectors, an approximately 86% growth rate from 2008. Although DCIP completed its financing in March 2010 that is providing funding for the digital conversion of approximately 14,000 additional domestic theater screens operated by our licensees AMC, Cinemark and Regal, we cannot predict the pace or success of this conversion, or that we will have adequate supply of the components comprising our RealD Cinema Systems in any given period to satisfy motion picture exhibitor demand. As of December 31, 2010, approximately 39% of domestic theater screens had converted to digital and a much smaller percentage of international theater screens had been converted. If the market for digital cinema develops more slowly than expected, or if the motion picture exhibitors we have agreements with, including AMC, Cinemark and Regal, delay or abandon the conversion of their theaters, our ability to grow our revenue and our business could be adversely affected.

If the deployment of our RealD Cinema Systems is delayed or not realized, our future prospects could be limited and our business could be adversely affected.

        We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of March 25, 2011, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,700 additional screens under our existing agreements with them. On January 26, 2011, the Company entered into an amendment to its license agreement with Regal to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Regal theater circuit by up to 1,500 additional screens. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors' ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

We have a history of net losses and may continue to suffer losses in the future.

        We have incurred net losses in each of our last five fiscal years, and incurred a net loss attributable to common stockholders of approximately $12.3 million for the year ended March 25, 2011. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

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

We may in the future be subject to intellectual property rights disputes that are costly to defend, could require us to pay damages and could limit our ability to use particular 3D technologies in the future.

        We may be exposed to, or threatened with, future litigation or any other disputes by other parties alleging that our 3D technologies infringe their intellectual property rights. Any intellectual property disputes, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property dispute could require us to pay damages and/or stop using our 3D technologies, trademarks, copyrighted works and other material found to be in violation of another party's rights and could prevent us from licensing our 3D technologies to others. In order to avoid these restrictions and resolve the dispute, we may have to pay for a license. This license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense, or which may not be possible. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our 3D technologies and may be unable to compete effectively. In certain instances, we have contractually agreed to provide indemnification to licensees relating to our intellectual property. This may require us to defend or hold harmless motion picture exhibitors, consumer electronics manufacturers or other licensees. We have from time to time corresponded with one or more third parties regarding patent enforcement issues and in-bound and out-bound patent licensing opportunities. In addition, from time to time we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our license fee rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business. Any disputes with our licensees, potential licensees or other third parties could materially and adversely affect our business, results of operations and prospects.

If we are unable to maintain our brand and reputation for providing high quality 3D technologies, our business, results of operations and prospects could be materially harmed.

        Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality 3D technologies. If problems with our 3D technologies cause motion picture exhibitors, consumer electronics manufacturers or other licensees to experience operational disruption or failure or delays in the delivery of their products and services to their customers, our brand and reputation could be diminished. Maintaining and strengthening our brand and reputation may be particularly challenging as we enter business segments in which we have limited experience, such as 3D consumer electronics. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

Competition from other providers of 3D technologies to the motion picture industry could adversely affect our business.

        The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and Xpand. In addition, other companies, including motion picture exhibitors and studios, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be materially and adversely affected.

We face potential competition from companies with greater brand recognition and resources in the consumer electronics industry.

        3D consumer electronics technologies are new and rapidly developing, and we must compete with companies that enjoy competitive advantages, including:

  •
  more developed distribution channels and deeper relationships with consumer electronics manufacturers;

  •
  a more extensive customer base;

  •
  technologies that may be better suited for 3D consumer electronics products;

  •
  broader technology, product and service offerings; and

  •
  greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, and lobbying for changes in industry and government standards.

        As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in 3D consumer electronics.

        We also face competition where existing licensees relying on our RealD Cinema Systems in the motion picture industry may become current or potential competitors in 3D consumer electronics, or vice versa. For example, Sony Pictures Entertainment, Inc., or Sony Pictures, is a major motion picture studio, but certain of its affiliates also design, manufacture and market consumer electronics products and components and are marketing 3D consumer electronics. In 2009, we signed an agreement with Sony Electronics making available to it some of our 3D technologies for potential use with their consumer electronics products. To the extent that Sony Electronics or our other licensees choose to utilize competing 3D technologies that they have developed or in which they have an interest, rather than use our 3D technologies, our growth prospects could be adversely affected.

The introduction of new 3D technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D technologies or the growth of new and existing opportunities, our 3D technologies could become less competitive or obsolete.

        The motion picture and consumer electronics industries in general are undergoing significant changes. Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D technologies that may compete directly with our 3D technologies. Competitors may develop alternative 3D technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and which make our 3D technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries. However, we may not be able to develop and effectively market new 3D technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

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

        If our 3D technologies are not widely adopted or retained or if we fail to conform our 3D technologies to the expectations of, or standards set by, industry participants, they may not be compatible with other products and our business, operating results and prospects could be adversely affected. We expect that meeting and maintaining the needs of our licensees for compatibility with them will be significant to our business in the future. In addition, the market for broadcast technologies has traditionally been heavily regulated by governments or other regulatory bodies, and we expect this to continue to be the case in the future. If our 3D technologies are not compatible with the broadcasting infrastructure or governmental or regulatory requirements in particular geographic areas, our ability to compete in these markets could be adversely affected.

Other forms of entertainment may be more attractive to consumers than those using our 3D technologies, which could harm our growth and operating results.

        We face competition for consumer attention from other forms of entertainment that may drive down motion picture box office, license revenue from motion picture exhibitors, and license revenue from 3D-enabled consumer electronic devices. We compete with a number of alternative motion picture distribution channels, such as cable, satellite, broadcast, packaged media and the Internet. There are also other forms of entertainment competing for consumers' leisure time and disposable income such as concerts, amusement parks and sporting events. A significant increase in the popularity of these alternative motion picture channels and competing forms of entertainment could reduce the demand for theatrical exhibition of 3D motion pictures, including those viewed with our RealD Cinema Systems, or the use of 3D-enabled consumer electronics devices, any of which would have an adverse effect on our business and operating results.

Motion picture exhibitor stock options, our share price and the pace of theater conversions to RealD-enabled screens could create volatility in our reported revenue and earnings.

        In connection with some of our motion picture exhibitor licensing agreements, we issued to three motion picture exhibitors a 10-year option to purchase shares of our common stock at an exercise price of approximately $0.00667 per share. The stock options previously issued have now fully vested with the achievement of all screen installation targets. Motion picture exhibitor stock options were valued at the underlying stock price at each reporting period when the targets were met. Amounts recognized were based on the number of screens installed as a percentage of total screen installation targets. We recorded revenue net of motion picture exhibitor stock options, the amount of which is determined by changes in our share price and the number of RealD-enabled screens relative to certain targets. As of March 25, 2011, all 3,668,340 outstanding motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized. Exercises of these stock options and sales of a significant amount of the underlying stock by our motion picture exhibitor optionees could cause our stock price to decline.

Our limited operating history in 3D consumer electronics presents risk to our ability to achieve success in this area.

        Our 3D technologies have only recently been made available to consumer electronics manufacturers, including JVC, Panasonic, Samsung, Sony Electronics, Toshiba and Vizio, as well as electronics component suppliers such as Broadcom, to enable 3D viewing on high definition televisions, laptops and other displays. To date, we have not generated revenue of any material significance from our arrangements with these and other consumer electronics manufacturers. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand for our 3D technologies and the income potential from 3D consumer electronics is unproven. In addition, because 3D consumer electronics technologies are new and quickly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends. We also may not be able to successfully address these risks on a timely basis or at all.

If consumer electronics manufacturers limit their use of our 3D technologies in high definition televisions, laptops and other displays or such products are not accepted by consumers, our potential growth will be significantly reduced.

        We are dependent on consumer electronics manufacturers to use our RealD Display, active and passive eyewear, RealD Format technologies with their high definition televisions, laptops and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, these agreements are not exclusive, and we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. In addition, since 3D consumer electronics technologies are still emerging, it is unclear if consumers will widely adopt viewing 3D content in the home and elsewhere as an attractive alternative to the 2D viewing experience. The lack of consumer interest in 3D technologies may cause consumer electronics manufacturers to limit their use of our 3D technologies. In addition, our competitors in 3D consumer electronics technologies may offer consumers superior technology or lower prices which may reduce the demand for our RealD 3D-enabled consumer electronic devices. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies in their devices.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

        We have built our business, in part, through acquisitions of intellectual property and other assets, including Stereographics in 2005 and ColorLink in 2007. We intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management's time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

        We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could materially harm our financial condition.

Our growth may place a strain on our resources, and we may continue to borrow money as our business grows

        We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect of financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including acquisitions or capital expenditures, which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, we recently drew down $20 million of our $50 million secured credit facility with City National Bank, or City National. We may draw the remaining $30 million in order to fund growth initiatives and we may enter into new debt agreements or amend our agreement with City National in order to increase the amount we may borrow. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under our credit agreements which will have a material and adverse effect on our business, results of operations and financial condition.

We face risks from doing business internationally that could harm our business, financial condition and results of operations.

        We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 55% in fiscal 2011, 46% in fiscal 2010 and 27% in fiscal 2009. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

        Events or developments related to these and other risks associated with our international business operations could adversely affect our revenue from such operations, which could have a material and adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate substantially from quarter to quarter, which may be different from analysts' expectations and adversely affect our stock price.

        Our operating results may fluctuate from quarter to quarter. Factors that have affected our operating results in the past, and are likely to affect our operating results in the future, include, among other things:

  •
  the timing of when a 3D motion picture is released which tends to be based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures being released in summer and early winter;

  •
  the rate of installations of new RealD Cinema Systems.

  •
  the timing of expenses, including depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor's premises, digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs, and occupancy costs, which may increase significantly, even in quarters when we do not experience a similar growth in revenue; and

  •
  the timing and accuracy of license fee reports which often include positive or negative corrective or retroactive license fees that cover extended periods of time.

        In addition, variances in our operating results from analysts' expectations could adversely affect our stock price. See also "Part II, Item 7: Management's discussion and analysis of financial condition and results of operations—Seasonality."

Our RealD eyewear may, in the future, be regulated by the Food and Drug Administration, or FDA, or by other state or foreign governmental or regulatory agencies, which could increase our costs and materially and adversely impact our profitability.

        Currently, polarized eyewear, including our RealD eyewear, is not regulated by the FDA, or by state or foreign governmental and regulatory agencies. However, certain eyewear, such as non-prescription reading glasses and sunglasses, are considered to be medical devices by the FDA and are subject to regulations imposed by the FDA and various state and foreign governmental and regulatory agencies. With the rising popularity of polarized 3D eyewear, there has been an increasing level of public scrutiny examining its potential health risks. Polarized 3D eyewear, including our RealD eyewear, may at some point be subject to federal, state or foreign regulations that could potentially restrict how our RealD eyewear is produced, used or marketed, and the cost of complying with those regulations may adversely affect our profitability.

If 3D viewing with active or passive eyewear is found to cause health risks or consumers believe that it does, demand for the 3D viewing experience may decrease or we may become subject to liability, any of which could adversely affect our results of operations, financial condition, business and prospects.

        Research conducted by institutions unrelated to us has suggested that 3D viewing with active or passive eyewear may cause vision fatigue, eye strain, discomfort, headaches, motion sickness, dizziness, nausea, epileptic seizures, strokes, disorientation, perceptual after-effects, decreased postural stability or other health risks in some consumers. If these potential health risks are substantiated or consumers believe in their validity, demand for the 3D viewing experience in the theater, the home and elsewhere may decline. As a result, major motion picture studios and other content producers and distributors may refrain from developing 3D content, motion picture exhibitors may reduce the number of 3D-enabled screens (including RealD-enabled screens) they currently deploy or plan to deploy, or they may reduce the number of 3D motion pictures exhibited in their theaters, which would adversely affect our results of operations, financial condition and prospects. A decline in consumer demand may also lead consumer electronics manufacturers and content distributors to reduce or abandon the production of 3D products, which could adversely affect our prospects and financial condition.

        In addition, if health risks associated with our RealD eyewear materialize, we may become subject to governmental regulation or product liability claims, including claims for personal injury. Successful assertion against us of one or a series of large claims could materially harm our business. Also, if our RealD eyewear is found to be defective, we may be required to recall it, which may result in substantial expense and adverse publicity that could adversely impact our sales, operating results and reputation. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded under the terms of the policy, which could adversely affect our financial condition. In addition, we may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future, which could materially and adversely affect our results of operations, financial condition and business. Even meritless product liability claims could be expensive to resolve and may divert our management's attention.

Our agreements with motion picture studios domestically and motion picture exhibitors internationally require us to manage the supply chain of our RealD eyewear, and any interruption to the supply chain for our RealD eyewear components could adversely affect our results of operations, financial condition, business and prospects.

        Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping cost, logistics or recycling interruption or other disruption to our global supply chain could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with recent major 3D motion picture releases and increased consumer demand, we have in the past exhausted our inventory of RealD eyewear and incurred increased shipping costs to accelerate delivery.

Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

        The global economic environment since late 2008 has been volatile and continues to pose risks. The economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending, resulting in lower motion picture box office. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies, which could cause our business, revenue and growth prospects to suffer.

The loss of members of our management or research and development teams could substantially disrupt our business operations.

        Our success depends to a significant degree upon the continued individual and collective contributions of our management and research and development teams. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors and consumer electronics manufacturers and the research and development of our 3D technologies. The loss of any of these individuals, including Michael V. Lewis, our Chairman and Chief Executive Officer or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

Our ability to use our net operating loss carryforwards could be subject to additional limitation if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.

        While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion under the heading "Management's discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures" in Part II, Item 7 of this Annual Report on Form 10-K), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have not determined whether such ownership change has previously occurred. It is possible that our initial public offering, or IPO, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

        Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of June 8, 2011, our common stock has subsequently traded as high as $35.60 and as low as $15.63. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

        Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, which include:

  •
  our quarterly or annual earnings or those of our competitors;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of our competitors;

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

  •
  strategic action by our competitors; and

  •
  sales of common stock by our directors, executive officers and significant stockholders.

        In addition, the stock market in general, and the market for technology and media companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management's attention and resources even if such litigation is without merit..

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

        As of June 6, 2011, we had 54,168,301 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

        In addition, as of March 25, 2011, there are 6,955,542 shares underlying options and restricted stock units, 326,700 shares underlying warrants that were issued and outstanding and 407,593 shares issued or issuable pursuant to motion picture exhibitor stock options, and we have an aggregate of 2,216,443 shares of common stock reserved for future issuance under our equity incentive plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of March 25, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 23.01% of our outstanding common stock. Of this 23.01%, approximately 10.04% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 9.63% was beneficially owned by Joshua Greer, our co-founder and member of our board of directors.

        These stockholders, acting together, have the ability to control, or have significant influence over, the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control, or have significant influence over, the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change in corporate control;

  •
  impeding a merger, consolidation, takeover or other business combination involving us; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

        Our internal control over financial reporting does not currently meet the standards set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The adequacy of our internal control over financial reporting must be assessed by our management for each fiscal year. We do not currently have comprehensive documentation of our internal control over financial reporting, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act, with which we must come into compliance before filing our Annual Report on Form 10-K for the fiscal year ending March 23, 2012.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

        Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our equity incentive plans, shares that may be issued in connection with our acquisition of other companies, assets or technology, or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock. In addition, any future issuance of capital stock by us will dilute your economic interest in our company.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

        We do not expect to pay dividends on shares of our common stock in the foreseeable future, and we intend to use cash generated from operations to continue to grow our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

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

        Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that some of the stockholders of our company may deem advantageous. Some of these provisions:

  •
  authorize the issuance of "blank check" preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

  •
  provide for a classified board of directors (three classes) where only one-third of our board of directors is up for re-election at the annual stockholders meeting each year;

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

        We may also adopt a "poison pill" stockholder rights plan at any time in response to a potentially hostile bid or for any or no reason due to our available "blank check" preferred stock. Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder.

Item 1B.    Unresolved staff comments

        None.

Item 2.    Properties

        Our principal properties as of March 25, 2011 are set forth below:

        Our corporate headquarters and principal operations are located in Beverly Hills, California, where we lease and occupy approximately 38,000 square feet. The term of our lease for our Beverly Hills corporate headquarters expires in August 2021, with an option for us to extend the term of the lease for one additional five-year period.

        We also have three facilities in Boulder, Colorado, where we lease and occupy a total of approximately 46,300 square feet. The terms of these leases expire in August 2011, September 2011 and August 2016.

        We also have offices outside London in Hemel Hempstead, United Kingdom where we lease and occupy a total of approximately 6,300 square feet. The terms of these leases expire in December 2019 and January 2020.

        We also have offices in Tokyo, Japan where we lease and occupy approximately 500 square feet. The term of this lease expires in December 2013.

        We believe that our facilities are in good condition and generally suitable and adequate for our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Item 3.    Legal proceedings

        From time to time, we are subject to certain legal proceedings that arise in the ordinary course of our business, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. We are not currently involved in any legal proceedings by third parties that our management believes could have a material adverse effect on our business, financial condition or results of operations. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

Item 4.    Removed and reserved

PART II

Item 5.    Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

Market information and holders

        Our common stock is traded on the New York Stock Exchange under the symbol "RLD." The following table shows, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the New York Stock Exchange.

	High	Low
Second Quarter of Fiscal 2011 (July 16, 2010 to September 24, 2010)	$21.00	$15.63
Third Quarter of Fiscal 2011 (September 25, 2010 to December 24, 2010)	$30.68	$16.00
Fourth Quarter of Fiscal 2011 (December 25, 2010 to March 25, 2011)	$28.50	$21.12

        On June 6, 2011, the last reported sales price of our common stock on the New York Stock Exchange was $23.85 per share. According to the records of our transfer agent, we had 54,168,301 stockholders of record of our common stock on June 6, 2011. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

        We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Instead, we expect that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon various factors, including our financial condition, results of operations, capital requirements, any restrictions that may be imposed by applicable law and our contracts and such other factors as are deemed relevant by our board of directors.

Equity compensation plan information

        The following table summarizes our equity compensation plans as of March 25, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,955,542	$10.51	2,216,443
Equity compensation plans not approved by security holders	—	—	—

Total revenues	6,955,542	$10.51	2,216,443

(1)
The weighted average exercise price under column (b) with respect to equity compensation plans does not include 68,757 shares issuable upon the vesting of outstanding restricted stock units.

Comparison of stockholder return

        The following graph compares the cumulative total return for the period from July 22, 2010, the date of our IPO, to March 25, 2011 provided stockholders on RealD Inc.'s common stock relative to the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Bloomberg Hollywood Reporter Index.

Comparison of Cumulative Total Return*
Among the NYSE Composite Index, the Russell 2000 Index
and the Bloomberg Hollywood Reporter Index

	July 22, 2010	September 24, 2010	December 24, 2010(1)	March 25, 2011
RealD Inc.	$100.00	$92.16	$160.20	$133.31
NYSE Composite Index	$100.00	$105.78	$114.83	$120.57
Russell 2000 Index	$100.00	$105.59	$124.15	$129.64
Bloomberg Hollywood Reporter Index	$100.00	$114.80	$125.58	$143.97

*
Assumes that $100.00 was invested in RealD common stock and in each index at market closing prices on July 22, 2010, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(1)
Cumulative total return for the quarter ended December 24, 2010 is based on the closing price of the respective stock or index on December 23, 2010, the last trading day of the quarter ended December 24, 2010.

Item 6.    Selected financial data

        The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" in Part II, Item 7 appearing elsewhere in this Annual Report on Form 10-K.

        The selected consolidated statement of operations data for the years ended March 25, 2011, March 26, 2010 and March 27, 2009 and the selected consolidated balance sheet data as of March 25, 2011 and March 26, 2010, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2008 and March 31, 2007 and the selected consolidated balance sheet data as of March 27, 2009, March 31, 2008 and March 31, 2007 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods.

	Year ended
(in thousands, except per share data)	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008	March 31, 2007
Consolidated Statement of Operations Data:
Net revenue	$246,136	$149,846	$39,675	$23,378	$15,885
Cost of revenue	178,396	140,603	27,107	13,500	13,985
Gross profit	67,740	9,243	12,568	9,878	1,900
Operating expenses:
Research and development	15,582	11,021	8,915	11,166	4,677
Selling and marketing	24,139	16,811	11,009	7,311	2,521
General and administrative	35,835	15,638	7,940	8,006	4,294
Total operating expenses	75,556	43,470	27,864	26,483	11,492
Operating loss	(7,816)	(34,227)	(15,296)	(16,605)	(9,592)
Interest expense	(919)	(1,730)	(949)	(1,257)	(3,045)
Other income (loss)	6,182	(1,112)	100	(7)	45
Income tax expense	4,272	2,680	219	20	116
Net loss	(6,825)	(39,749)	(16,364)	(29,685)	(12,734)
Accretion of preferred stock	(4,934)	(12,372)	(9,826)	(8,001)	(789)
Net loss attributable to RealD Inc. common stockholders	$(12,289)	$(51,225)	$(25,463)	$(37,265)	$(13,504)
Basic and diluted loss per share of common stock(1)	$(0.29)	$(2.09)	$(1.06)	$(1.57)	$(0.68)
Shares used in computing basic and diluted loss per share of common stock(1)	41,933	24,500	24,027	23,713	19,974

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008	March 31, 2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,936	$13,134	$15,704	$9,448	$7,628
Total assets	280,147	162,146	96,548	70,811	90,133
Total indebtedness (including short-term indebtedness)	2,310	31,396	14,863	7,966	17,714
Mandatorily redeemable convertible preferred stock	—	62,831	50,459	40,633	32,632
Total equity (deficit)	$145,100	$(41,886)	$(31,945)	$(14,565)	$1,209

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008	March 31, 2007
Consolidated Other Data:
Capital expenditures	$102,643	$30,161	$12,072	$12,898	$10,423
Depreciation and amortization	15,737	7,952	5,598	5,296	1,612
Adjusted EBITDA(2)	$62,195	$22,727	$1,072	$(3,768)	$(6,575)
Cash flows provided by (used in):
Operating activities	$35,098	$15,135	$10,134	$(1,583)	$6,442
Investing activities	(87,031)	(29,636)	(12,107)	(9,988)	(37,899)
Financing activities	$55,735	$11,931	$8,229	$13,391	$38,198

	Year ended
(approximate numbers)	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008	March 31, 2007
Number of RealD-enabled screens (at period end):
Total domestic RealD-enabled screens	8,700	3,400	1,700	1,000	600
Total international RealD-enabled screens	6,300	1,900	400	150	50

Total RealD-enabled screens	15,000	5,300	2,100	1,150	650
Number of locations with RealD-enabled screens (at period end):
Total locations with domestic RealD-enabled screens	2,300	1,800	1,100	650	500
Total locations with international RealD-enabled screens	2,200	1,200	400	150	50

Total locations with RealD-enabled screens	4,500	3,000	1,500	800	550

(1)
All basic and diluted loss per share of common stock and average shares outstanding information for all periods presented have been adjusted to reflect the June 28, 2010 one-for-one and one-half (1 for 1.5) forward split of our common stock described in Note 1, "Business and basis of presentation", to our consolidated financial statements in Item 8 below. For more information regarding loss per share calculations, see Note 2, "Net loss per share of common stock," to our consolidated financial statements and our consolidated financial statements.

(2)
Adjusted EBITDA is a Non-U.S. GAAP financial measure. Adjusted EBITDA is a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        Set forth below is a reconciliation of Adjusted EBITDA to net loss for the following periods indicated:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Net loss	$(6,825)	$(39,749)	$(16,364)

Add (deduct):
Interest expense	919	1,730	949
Income tax expense	4,272	2,680	219
Depreciation and amortization	15,737	7,952	5,598
Other (income) loss(1)	(6,182)	1,112	(100)
Share-based compensation expense(2)	8,950	2,909	1,932
Exhibitor option expense(3)	36,447	39,234	4,878
Impairment of assets and intangibles(4)	1,128	426	2,037
Sales and use tax(5)	6,484	5,478	910
Property tax(6)	1,090	605	663
Management fee(7)	175	350	350

Adjusted EBITDA	$62,195	$22,727	$1,072

(1)
Includes amortization of debt issue costs and unrealized foreign currency exchange gains and losses and gain on sale of digital projectors.

(2)
Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units to employees, officers, directors and consultants.

(3)
Represents stock options granted to some of our motion picture exhibitor licensees. The amounts are recorded as contra revenue in the consolidated financial statements.

(4)
Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and identifiable intangibles.

(5)
Represents taxes incurred by us for cinema license and product revenue.

(6)
Represents property taxes on RealD Cinema Systems and digital projectors.

(7)
Represents payment of management fees to our Series C mandatorily redeemable convertible preferred stockholder (included in general and administrative expense), which were terminated upon the completion of our IPO.

        We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan, in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; in making compensation decisions, in communications with our board of directors concerning our financial performance and because our credit facility agreement uses Adjusted EBITDA to measure our compliance with certain covenants. Adjusted EBITDA has limitations as an analytical tool which include, among others, the following:

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

        Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP. See also "Part II, Item 7: Management's discussion and analysis of financial condition and results of operations—Non-U.S. GAAP discussion" and "—Seasonality."

Item 7.    Management's discussion and analysis of financial condition and results of operations

        The following discussion should be read together with our consolidated financial statements and accompanying notes, which are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See "Part I, Item 1A: Risk factors" and "Special note regarding forward-looking statements and other industry data" included elsewhere in this Annual Report on Form 10-K.

Overview

        We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio is used in applications that enable a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Display, active and passive eyewear, RealD Format technologies to consumer electronics manufacturers and content providers and distributors to enable the delivery and viewing of 3D content on high definition televisions, laptops and other displays. Our cutting-edge 3D technologies have been used for applications such as piloting the Mars Rover.

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

  •
  Adjusted EBITDA.  We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see "—Non-U.S. GAAP discussion."

        The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Year ended
(approximate numbers)	March 25, 2011	March 26, 2010	March 27, 2009
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	8,700	3,400	1,700
Total international RealD enabled screens	6,300	1,900	400

Total RealD enabled screens	15,000	5,300	2,100
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,300	1,800	1,100
Total international locations with RealD enabled screens	2,200	1,200	400

Total locations with RealD enabled screens	4,500	3,000	1,500

Number of 3D motion pictures (released during period)	26	13	8

        Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption "Non-U.S. GAAP discussion."

        If we are successful in expanding our business with consumer electronics manufacturers and content producers and distributors to incorporate our RealD Format and display technologies into their products and platforms, our key business metrics in future periods may include the number of units of 3D-enabled plasma and LCD televisions, interactive gaming consoles and laptop computers shipped in that period. To date, we have not generated significant revenue in our consumer electronics business.

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

Cinema

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. In 2010, motion picture exhibitors installed approximately 20,000 digital cinema projectors, an approximately 123% growth rate from 2009, in 2009, motion picture exhibitors installed approximately 7,500 digital cinema projectors, an approximately 86% growth rate from 2008, and in 2008, motion picture exhibitors installed approximately 2,300 digital cinema projectors, an approximately 36% growth rate from 2007. As of March 25, 2011, there were approximately 15,000 RealD-enabled screens worldwide as compared to approximately 5,300 RealD-enabled screens worldwide as of March 26, 2010, an increase of 9,700 RealD-enabled screens or 183%. Based on the slate announcements by motion picture studios, we anticipate that approximately 37 3D motion pictures will be released worldwide in our fiscal year 2012, including sequels to successful major motion picture franchises, such as Harry Potter, Transformers, Pirates of the Caribbean, Kung Fu Panda and Cars, and that as the number of RealD-enabled screens and 3D motion pictures released increases, we expect that our revenue and capital needs will continue to grow.

Consumer electronics

        We have recently made available our RealD Display, active and passive eyewear, RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Avatar, Alice in Wonderland, Shrek Forever After, Toy Story 3 and Despicable Me, is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

Motion picture exhibitor stock options

        We have incurred variability in our license revenue and operating results in the past and during the period covered by this Annual Report on Form 10-K in connection with stock options issued to some of our motion picture exhibitor licensees that vest upon the achievement of screen installation targets. All of these screen installation targets have been achieved, all associated reduction of revenue has been recognized and the motion picture exhibitor stock options have vested in full as of March 25, 2011. For further discussion regarding exhibitor stock options, see "Key components of our results of operations—Revenue—Motion picture exhibitor stock options" and "Critical accounting policies and estimates."

Key components of our results of operations

Revenue

        We derive substantially all of our revenue from the license of our RealD Cinema Systems and the use and sale of our RealD eyewear.

        We license our RealD Cinema Systems in multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. Our license agreements for our RealD Cinema Systems are typically structured on a per-admission, periodic fixed-fee, or per-motion picture basis. Currently, our license revenue is derived principally on a per-admission basis.

        We generate product revenue from the distribution of RealD eyewear to motion picture studios and exhibitors worldwide. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Product revenue is principally derived from the use and sale of RealD eyewear. International revenue is primarily earned in Europe, Central and South America, Asia and Australia.

        Our cinema business is strongly tied to the release of 3D motion pictures. These motion pictures tend to be released based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures typically being released in summer and early winter. Although we have not yet generated material revenue licensing 3D consumer electronics technologies, we expect to derive revenue from the licensing of our RealD Display, active and passive eyewear, RealD Format and technologies to consumer electronics manufacturers and content producers and distributors. As a result, we expect a portion of our revenue growth in the future to be affected by consumer electronics, including the impact of supply chain timelines of the major consumer electronics manufacturers.

        We record revenue net of motion picture exhibitor stock options, as discussed more fully immediately below, and estimated revenue allowances. Historically, allowances, which include accruals for product returns, have been insignificant.

        Upfront payments for the purchase of RealD eyewear and license fees associated with certain motion picture exhibitor license agreements are recorded as deferred revenue until the applicable revenue recognition criteria are met.

        Motion picture exhibitor stock options.    In connection with some of our motion picture exhibitor license agreements, we issued to three motion picture exhibitors 10-year options to purchase an aggregate of 3,668,340 shares of our common stock at an exercise price of approximately $0.00667 per share. The stock options vested upon the achievement of screen installation targets, which have all been achieved. The stock options do not have net cash settlement features. Motion picture exhibitor stock options are valued at the underlying stock price during each reporting period. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized. Amounts recorded as revenue reduction totaled $36.4 million for the year ended March 25, 2011, $39.2 million for the year ended March 26, 2010 and $4.9 million for the year ended March 27, 2009. We did not issue stock options to our motion picture exhibitor licensees prior to our fiscal year 2009.

Cost of revenue and operating expenses

        Cost of revenue principally consists of depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor's premises, digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs and occupancy costs.

        We classify our operating expenses into three categories: research and development, selling and marketing and general and administrative. Personnel costs include salaries, bonuses, benefits and share-based compensation. We allocate share-based compensation expense resulting from the amortization of the fair value of stock options granted based on how we categorize the department in which the stock option holder works.

        Research and development.    Research and development costs principally consist of personnel costs related to our research and development staff, depreciation and amortization of research and development assets, prototype and materials costs, the cost of third-party service providers supporting our research and development efforts and occupancy costs.

        Selling and marketing.    Selling and marketing costs principally consist of personnel costs related to our selling and marketing staff, advertising costs, including promotional events and other brand building initiatives and product marketing expenses, corporate communications, professional fees, occupancy costs and travel expenses.

        General and administrative.    General and administrative costs principally consist of personnel costs related to our executive, legal, finance, and human resources staff, professional fees including legal and accounting costs, occupancy costs, bad debt expense and public company costs. Additionally, general and administrative costs include sales, use, goods and services tax, and property taxes and management fees payable to a stockholder, which terminated upon consummation of our IPO. For our U.S. cinema license and product revenue, we absorb the majority of sales and use taxes and do not pass such costs on to our customers.

Results of operations

        The following table sets forth our consolidated statements of operations and other data for each of the periods indicated:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Consolidated statements of operations data:
Gross revenue	$282,583	$189,080	$44,553
Motion picture exhibitor options	(36,447)	(39,234)	(4,878)

Net revenue	246,136	149,846	39,675
Cost of revenue	178,396	140,603	27,107

Gross profit	67,740	9,243	12,568
Operating expenses:
Research and development	15,582	11,021	8,915
Selling and marketing	24,139	16,811	11,009
General and administrative	35,835	15,638	7,940

Total operating expenses	75,556	43,470	27,864

Operating loss	(7,816)	(34,227)	(15,296)
Interest expense	(919)	(1,730)	(949)
Other income (loss)	6,182	(1,112)	100

Loss before income taxes	(2,553)	(37,069)	(16,145)
Income tax expense	4,272	2,680	219

Net loss	(6,825)	(39,749)	(16,364)
Net (income) loss attributable to noncontrolling interest	(530)	896	727
Accretion of preferred stock	(4,934)	(12,372)	(9,826)

Net loss attributable to RealD Inc. common stockholders	$(12,289)	$(51,225)	$(25,463)

Other data:
Adjusted EBITDA(1)	$62,195	$22,727	$1,072

(1)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "—Non-U.S. GAAP discussion."

        The following table sets forth our consolidated statements of operations and other data as a percentage of net revenue for each of the periods indicated:

	Year ended
	March 25, 2011	March 26, 2010	March 27, 2009
Net revenue	100%	100%	100%
Cost of revenue	72.5	93.8	68.3

Gross margin	27.5	6.2	31.7
Operating expenses:
Research and development	6.3	7.4	22.5
Selling and marketing	9.8	11.2	27.7
General and administrative	14.6	10.4	20.0

Total operating expenses	30.7	29.0	70.2

Operating loss	(3.2)	(22.8)	(38.6)
Interest expense	(0.4)	(1.2)	(2.4)
Other income (loss)	2.5	(0.7)	0.3

Loss before income taxes	(1.0)	(24.7)	(40.7)
Income tax expense	1.7	1.8	0.6

Net loss	(0.0)	(0.3)	(0.4)
Net (income) loss attributable to noncontrolling interest	(0.0)	0.0	0.0
Accretion of preferred stock	(0.0)	(0.1)	(0.2)

Net loss attributable to RealD Inc. common stockholders	(5.0)%	(34.2)%	(64.2)%
Other data:
Adjusted EBITDA(1)	25.3%	15.2%	2.7%

(1)
For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see "—Non-U.S. GAAP discussion."

        The following table sets forth share-based compensation and depreciation and amortization included in the above line items:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Share-based compensation
Cost of revenue	$160	$60	$46
Research and development	1,470	985	866
Selling and marketing	2,937	1,589	744
General and administrative	4,383	275	276

Total	$8,950	$2,909	$1,932

	Year Ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Depreciation and amortization
Cost of revenue	$14,971	$7,426	$4,655
Research and development	481	452	745
Selling and marketing	84	—	114
General and administrative	201	74	84

Total	$15,737	$7,952	$5,598

        In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue and other revenue).

Fiscal year ended March 25, 2011 compared to fiscal year ended March 26, 2010

Revenue

        For the fiscal year ended March 25, 2011, net revenue increased $96.3 million to $246.1 million compared to $149.8 million for the fiscal year ended March 26, 2010.

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	Amount change	Percentage change
Revenue:
Gross license	$137,970	$80,148	$57,822	72%
Motion picture exhibitor options	(36,447)	(39,234)	2,787	(7)%

Net license	101,523	40,914	60,609	148%

Product and other	144,613	108,932	35,681	33%

Total net revenue	$246,136	$149,846	$96,290	64%

Other data (approximate):
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	8,700	3,400	5,300	156%
Total international RealD enabled screens	6,300	1,900	4,400	232%

Total RealD-enabled screens	15,000	5,300	9,700	183%
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,300	1,800	500	28%
Total international locations with RealD enabled screens	2,200	1,200	1,000	83%

Total locations with RealD enabled screens	4,500	3,000	1,500	50%
Number of 3D motion pictures (released during period)	26	13	13	100%

        The significant increase in net revenue recorded during the fiscal year ended March 25, 2011 compared to the fiscal year ended March 26, 2010 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 55% of gross revenue for the fiscal year ended March 25, 2011.

        For the fiscal year ended March 25, 2011, there were 25 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top 10 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the fiscal year ended March 25, 2011 included the following: Toy Story 3 ($14.4 million), Shrek Forever After ($9.2 million), Despicable Me ($6.9 million), How to Train Your Dragon ($6.1 million), Tangled ($5.7 million), Alice in Wonderland ($5.5 million), Tron: Legacy ($5.1 million), Clash of the Titans ($4.8 million), The Chronicles of Narnia: The Voyage of the Dawn Treader ($4.7 million) and Megamind ($4.3 million). For the fiscal year ended March 26, 2010, there were seven motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the fiscal year ended March 26, 2010 included admission-based fees related to the following motion pictures: Avatar ($27.9 million), Up ($8.5 million), Alice in Wonderland ($7.2 million), Monsters vs. Aliens ($4.9 million), Ice Age 3 ($6.2 million), GForce ($3.7 million) and Christmas Carol ($4.2 million). Both domestically and internationally, our net license revenue has increased on a year-over-year basis as a result of the increased number of RealD-enabled screens and the number of 3D motion pictures increasing the box office. The reduction to revenue resulting from motion picture exhibitor stock options decreased $2.8 million based upon changes in the price of our common stock and screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price during each reporting period. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

        Net license revenues comprised 41% and 27% of total revenues for each of the fiscal years ended March 25, 2011 and March 26, 2010, respectively. International license revenues comprised 54% of our gross license revenues in the fiscal year ended March 25, 2011.

        The increase in our net product revenue in the fiscal year ended March 25, 2011, as compared to the fiscal year ended March 26, 2010, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear. International product and other revenues comprised 56% of total product and other revenues in the fiscal year ended March 25, 2011.

        We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage increases as a result of an expanding 3D motion picture slate and box office, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate or decline in future periods.

Cost of revenue

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	Amount change	Percentage change
Revenue	$246,136	$149,846	$96,290	64%

Cost of revenue:
License	17,994	9,452	8,542	90%
Product and other	160,402	131,151	29,251	22%

Total cost of revenue	$178,396	$140,603	$37,793	27%

Gross profit	$67,740	$9,243	$58,497	633%
Gross margin	28%	6%

        For the fiscal year ended March 25, 2011, our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue decreased, as a percentage of revenue, to 72% for the fiscal year ended March 25, 2011, as compared to 94% for the fiscal year ended March 26, 2010. The increase in gross margin was primarily due to an increase in license revenues which was partially offset by the increased use of RealD eyewear which generates lower gross margin. For the fiscal year ended March 25, 2011, the reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $36.4 million decrease in gross profit. The motion picture exhibitor stock options have vested in full as of March 25, 2011 and we do not expect an impact on gross profit in fiscal year 2012 or beyond due to such stock options.

        Excluding the impact of motion picture exhibitor stock options of $36.4 million, gross profit would have been $104.2 million for the fiscal year ended March 25, 2011, and gross margin would have been 37%. Excluding the impact of motion picture stock options of $39.2 million, gross profit would have been $48.5 million for the fiscal year ended March 26, 2010, and gross margin would have been 26%.

        License gross margin improved to 82% for the fiscal year ended March 25, 2011 from 77% for the fiscal year ended March 26, 2010. Excluding the impact of motion picture exhibitor stock options of $36.4 million for the fiscal year ended March 25, 2011 and $39.2 million for the fiscal year ended March 26, 2010, gross profit for license revenue increased to $120.0 million from $70.7 million primarily due to economies of scale and the increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Excluding the impact of motion picture exhibitor stock options, gross margin declined from 88% for the fiscal year ended March 26, 2010 to 87% for the fiscal period ended March 25, 2011 primarily due to a $7.8 million, or 108%, increase in depreciation expense. Depreciation expense as a percentage of gross license revenue increased from 9% to 11%.

        We had a negative product and other gross profit of $15.8 million and $22.2 million for the fiscal year ended March 25, 2011 and March 26, 2010, respectively, primarily due to RealD eyewear. The increase in our cost of product and other revenue was a result of the increase in the volume of RealD eyewear. Product and other gross margin was negative 11% for the fiscal year ended March 25, 2011 as compared to negative 20% for the fiscal year ended March 26, 2010. The increase in gross margin was due to the lower cost of glasses related to improved recycling efforts and a decrease in expedited freight costs of $6.0 million. In addition, there was an increased usage of RealD eyewear internationally for the fiscal year ended March 25, 2011, which generates greater gross margin compared to the usage of RealD eyewear domestically. Film amortization costs included in cost of revenue related to Carmen in 3D were $0.8 million.

        Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $8.1 million for the fiscal year ended March 25, 2011 and $6.6 million for the fiscal year ended March 26, 2010, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

        Our cost of revenue as a percentage of net revenue will be affected in the future by the relative mix of net license and net product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

  Operating expenses

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	Amount change	Percentage change
Research and development	$15,582	$11,021	$4,561	41%
Selling and marketing	24,139	16,811	7,328	44%
General and administrative	35,835	15,638	20,197	129%

Total operating expenses	$75,556	$43,470	$32,086	74%

        Research and development.    Our research and development expenses increased primarily due to a $3.1 million increase in personnel costs as we increased the number of research and development personnel to 37 at March 25, 2011 from 25 at March 26, 2010 to increase our product development and engineering capabilities as well as an increase in discretionary and contractual bonuses of $0.9 million. We also increased spending on consultants of $0.4 million in the fiscal year ended March 25, 2011 compared to the fiscal year ended March 26, 2010. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

        Selling and marketing.    Our selling and marketing expenses increased primarily due to a $3.0 million increase in personnel costs. The change in personnel costs includes $1.6 million related to the increase in the number of selling and marketing personnel to 21 at March 25, 2011 from 18 at March 26, 2010 and a $1.3 million increase in share-based compensation expense. Selling and marketing expense includes $2.7 million of selling and marketing costs related to the feature film, Carmen in 3D which we co-produced with London's Royal Opera House and which was released on March 5, 2011. Selling and marketing expense also increased from the incurrence of additional advertising and marketing initiatives of $1.0 million in the fiscal year ended March 25, 2011. Personnel costs and advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2012 and beyond as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

        General and administrative.    Our general and administrative expenses increased primarily due to a $7.5 million increase in personnel costs as well as a $1.0 million increase in sales and use taxes. The increase in personnel costs includes an increase in salaries and benefits of $2.0 million as we increased the number of general and administrative employees to 30 at March 25, 2011 from 15 at March 26, 2010 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is an increase of $4.1 million related to share-based compensation expense and an increase of $1.3 million related to discretionary and contractual bonuses. Sales and use taxes increased due to the increase in domestic revenues. We absorb the majority of all sales and use taxes in the United States and do not pass such costs on to our customers. Legal expenses and professional fees increased $5.0 million to support the growth in our operations. Public company related expenses of $1.7 million were incurred in the fiscal year ended March 25, 2011 and include listing, registration and issuance costs, as well as investor relations and compliance fees. We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

        Interest expense.    Interest expense for the fiscal years ended March 25, 2011 and March 26, 2010 was $0.9 million and $1.7 million, respectively. Our interest expense decreased primarily due to reductions in borrowings as we repaid $25.1 million under our previous revolving credit facility on July 21, 2010 out of the proceeds we received in connection with our IPO. As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement as described below.

        Income tax.    Our income tax expense for the fiscal year ended March 25, 2011 was $4.3 million, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

        Noncontrolling interest.    Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II, LLC, or Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the net income attributable to noncontrolling interest was primarily due to the gain from the sale of digital projectors for the year ended March 25, 2011.

Fiscal year ended March 26, 2010 compared to fiscal year ended March 27, 2009

Revenue

        For the fiscal year ended March 26, 2010, net revenue increased $110.1 million to $149.8 million compared to $39.7 million for the fiscal year ended March 27, 2009.

	Year ended
(in thousands)	March 26, 2010	March 27, 2009	Amount change	Percentage change
Revenue:
Gross license	$80,148	$17,620	$62,528	355%
Motion picture exhibitor options	(39,234)	(4,878)	(34,356)	704%

Net license	40,914	12,742	28,172	221%

Product and other	108,932	26,933	81,999	304%

Total net revenue	$149,846	$39,675	$110,171	278%

Other data (approximate):
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	3,400	1,700	1,700	100%
Total international RealD enabled screens	1,900	400	1,500	375%

Total RealD-enabled screens	5,300	2,100	3,200	152%
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	1,800	1,100	700	64%
Total international locations with RealD enabled screens	1,200	400	800	200%

Total locations with RealD enabled screens	3,000	1,500	1,500	100%
Number of 3D motion pictures (released during period)	13	8	5	63%

        This significant increase in net revenue was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens.

        Net license revenue for the fiscal year ended March 26, 2010 includes admission-based fees related to the following motion pictures: Avatar ($27.9 million), Up ($8.5 million), Alice in Wonderland ($7.2 million), Monsters vs. Aliens ($4.9 million), Ice Age 3 ($6.2 million), GForce ($3.7 million) and Christmas Carol ($4.2 million). Net license revenue for the fiscal year ended March 27, 2009 includes admission-based fees related to the following motion pictures: Bolt ($2.0 million), Journey to the Center of the Earth ($2.1 million), My Bloody Valentine ($1.5 million) and Coraline ($1.6 million). Both domestically and internationally, our net license revenue increased year-over-year as a result of the increased number of RealD-enabled screens and the number of 3D motion pictures increasing the box office. The significant increase in gross license revenue was partially offset by higher reductions to gross license revenue relating to motion picture exhibitor stock options. Reduction to revenue resulting from motion picture exhibitor stock options increased $34.4 million based upon the change in the estimated fair value of our common stock and the number of RealD-enabled screens of the related exhibitor. The reduction to revenue resulting from motion picture exhibitor stock options in the fiscal year ended March 26, 2010 reflects an estimated fair value of our common stock of $23.07 per share and 1,374 deployed RealD Cinema Systems out of 4,500 RealD Cinema Systems set forth in the performance vesting targets. As of March 26, 2010, unrecognized motion picture exhibitor stock options reductions to revenue totaled $40.5 million based upon an estimated fair value of our common stock of $23.07 per share and 100% achievement of screen installation targets.

        The increase in our net product revenue in the fiscal year ended March 26, 2010, as compared to the fiscal year ended March 27, 2009, was primarily a result of an increase in the number of consumers attending 3D motion pictures using our RealD eyewear. The growth in our product revenue was partially offset by a continued decline in our 3D professional revenue.

Cost of revenue

	Year ended
(in thousands)	March 26, 2010	March 27, 2009	Amount change	Percentage change
Revenue	$149,846	$39,675	$110,171	278%

Cost of revenue:
License	9,452	4,944	4,508	91%
Product and other	131,151	22,163	108,988	492%

Total cost of revenue	$140,603	$27,107	$113,496	419%

Gross profit	$9,243	$12,568	$(3,325)	(26)%
Gross margin	6%	32%

        Our cost of revenue increased primarily due to increased RealD eyewear sales. Cost of revenue increased, as a percentage of revenue, to 93.8% for the fiscal year ended March 26, 2010, as compared to 68.3% for the fiscal year ended March 27, 2009. The decrease in gross margin was primarily due to the increased use of RealD eyewear which generates lower gross margin as well as an increase in the reduction to revenue resulting from motion picture exhibitor stock options. The increased use of RealD eyewear was driven by increased attendance. The $34.4 million increase in reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $34.4 million decline in gross profit. Excluding the impact of motion picture stock options, gross profit would have increased $31.1 million from $17.4 million for fiscal 2009 to $48.5 million for fiscal 2010 and gross margin would have been 25.6% for fiscal 2010.

        License cost of revenue increased year-over-year primarily as a result of a $2.5 million increase in depreciation expense and a $1.0 million increase in cinema installation costs, in each case, resulting from an increase in RealD-enabled screens.

        We had a negative product and other gross profit of $22.2 million for the fiscal year ended March 26, 2010 primarily due to RealD eyewear. The increase in our cost of product revenue and negative gross margins are a result of the increase in the volume of RealD eyewear. In the fiscal year ended March 26, 2010, we began to fully assume the logistics costs for domestic distribution of RealD eyewear and commenced a domestic recycling program. Inbound and outbound freight expense increased an aggregate of $16.4 million as a result of assuming logistical responsibilities for RealD eyewear. In addition, included in this $16.4 million increase is $8.5 million of expedited shipping expenses we incurred in the three months ended March 26, 2010 to satisfy a significant increase in demand. Significant costs associated with the establishment and expansion of the recycling program have been expensed in the period incurred, which further reduced gross margin. Recycling costs totaled $6.6 million during the fiscal year ended March 26, 2010, and include program start up costs, the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

Operating expenses

	Year ended
(in thousands)	March 26, 2010	March 27, 2009	Amount change	Percentage change
Research and development	$11,021	$8,915	$2,106	24%
Selling and marketing	16,811	11,009	5,802	53%
General and administrative	15,638	7,940	7,698	97%

Total operating expenses	$43,470	$27,864	$15,606	56%

        Research and development.    Our research and development expenses increased year-over-year primarily due to a $1.6 million increase in personnel costs, as we increased the number of research and development personnel to 25 at March 26, 2010 from 22 at March 27, 2009 to increase our product development and engineering capabilities.

        Selling and marketing.    Our selling and marketing expenses increased year-over-year primarily due to our expansion into Europe, additional advertising and marketing initiatives, and higher personnel costs. As a result of the establishment of our European office in fiscal year 2010, our selling and marketing expenses increased $1.0 million. Personnel costs increased $3.4 million, or 131.9%, driven primarily by our expansion of marketing efforts worldwide, including new employees in our European office, executive bonuses and share-based compensation. The total number of selling and marketing personnel increased to 18 at March 26, 2010 from 13 at March 27, 2009. The remainder of the increase was due to additional spending on advertising, marketing programs and sales promotions.

        General and administrative.    Our general and administrative expenses increased primarily due to a $4.6 million increase in sales and use taxes as a result of increased revenue. We absorb the majority of all sales and use taxes in the United States and do not pass such costs on to our customers. Personnel costs increased $2.0 million, or 94.6%, as we increased the number of general and administrative employees to 15 at March 26, 2010 from 11 at March 27, 2009 to support our overall growth.

Other

        Interest expense.    Our interest expense increased primarily due to increases in borrowings under our credit facility. Our borrowings under the credit facility increased to $20.1 million at March 26, 2010 from $5.0 million at March 27, 2009.

        Income tax.    Our income tax expense increased $2.5 million year-over-year primarily due to a $2.4 million increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. As of March 26, 2010, we had net operating loss carryforwards of approximately $48.2 million for federal and $41.5 million for state purposes. We expect to incur an increasing amount of income tax expenses that relate to state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

        Noncontrolling interest.    Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the loss attributable to noncontrolling interest was primarily due to depreciation and property taxes on additional digital projectors leased by that subsidiary.

Seasonality

        Although not apparent in our results of operations due to our rapid growth rate, our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. We expect to experience seasonal fluctuations in results of operations as a result of changes in the number of 3D motion pictures released and the box office of those 3D motion pictures. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed under the caption "Risk factors."

Liquidity and capital resources

        Since our inception and through March 25, 2011, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement with City National Bank, a national banking association or City National and through the issuance of notes payable to stockholders and vendors, and net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments. Since a majority of our revenue recognized under our motion picture exhibitor licenses results in admission and usage fees being paid to us subsequent to such consumer attendance, we expect our deferred revenue balances to continue to decline over the next several years.

        Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected increased revenue generated from the growing number of 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems as well as for building inventory, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, we expect to supplement our liquidity needs primarily with borrowings under our new credit and security facility with City National.

        As of March 25, 2011, our primary sources of liquidity were our cash and cash equivalents of $16.9 million and our credit and security agreement with City National, dated as of June 24, 2010, or the Credit Agreement, providing for a revolving credit facility of up to $15.0 million, $15.0 million of which was available for borrowing.

        On April 5, 2011, we entered into an amendment to the Credit Agreement with City National to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25 million thereafter.

        Any loans outstanding under the Credit Agreement with City National will mature on June 30, 2012.

        Since the beginning of fiscal 2011, we have received $15.6 million in cash from motion picture exhibitors from the sale of digital projectors, resulting in a gain of $6.7 million in other income. With the proceeds from the sale of such projectors, we repaid an aggregate of $5.6 million of notes payable to the providers of those digital projectors.

        On July 21, 2010, we completed the initial public offering of our common stock, or our IPO, in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from our IPO, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million.

        On July 21, 2010, we repaid $25.1 million under our previous credit facility agreement.

        On July 23, 2010, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On December 6, 2010, we completed a secondary follow-on public offering in which certain selling stockholders sold 7,815,001 shares of our common stock at a price of $27.75 per share. We did not sell any shares in this follow-on public offering and we received no proceeds in connection with this offering.

        On December 17, 2010, 1,222,780 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On January 31, 2011 1,110,284 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On March 9, 2011 407,594 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On March 16, 2011 112,496 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On May 9, 2011 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        All 3,668,340 motion pictures exhibitor stock options have been exercised as of May 9, 2011.

        See "Part I, Item 1A: "Risk Factors—Risks related to owning our common stock—Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well."

        Based on our current operations and anticipated growth, we believe that the proceeds from the Credit Agreement, our cash inflow from operating activities, existing cash and cash equivalents and our ability to borrow on acceptable terms will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

        The following table sets forth our major sources and (uses) of cash for the periods indicated:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Operating activities	$35,098	$15,135	$10,134
Investing activities	(87,031)	(29,636)	(12,107)
Financing activities	$55,735	$11,931	$8,229

Cash flow from operating activities

        Net cash inflows from operating activities during the fiscal year ended March 25, 2011 primarily resulted from improved operating performance as RealD Cinema System installations and related licensing revenues driven by admissions increased. Net cash inflows from operating activities also benefited from increases in accounts payable and accrued expenses, partially offset by an increase in glasses inventories. Increases in accounts payable and accrued expenses were due to increased business activities, resulting in significant amounts due to vendors and compensation payable to employees. Glasses inventories grew in anticipation of the summer 2011 3D film slate and in order to support an increase in RealD Cinema System installations and admissions.

        Net cash inflows from operating activities during the fiscal year ended March 26, 2010 primarily resulted from improved operating performance as RealD Cinema System installations and admissions increased. Net cash inflows from operating activities also benefited from increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. Increases in accounts payable and accrued expenses were due to increased business activities at fiscal year end, resulting in significant amounts due to vendors and compensation payable to employees that were not paid until after the fiscal year end. Accounts receivable increased as a result of an increase in revenue.

        Net cash inflows from operating activities during the fiscal year ended March 27, 2009 primarily resulted from a net loss and increases in accounts receivable and inventories more than offset by increases in accounts payable, deferred revenue and virtual print fees and customer deposits. Accounts receivable increased as a result of an increase in revenue. Inventories grew in order to support an increase in RealD Cinema System installations and admissions. Increases in accounts payables were the result of our deferring payments until after the end of the applicable fiscal period. Deferred revenue increased as a result of receiving payments in advance for motion picture releases. Virtual print fees and customer deposits that accumulated during the period increased primarily as a result of collections from studios based on the number of motion pictures exhibited using Digital Link and Digital Link II projectors.

Cash flow from investing activities and capital resources

        For fiscal years 2009, 2010 and 2011, cash outflow for investing activities is primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. Capital expenditures were $102.6 million for the fiscal year ended March 25, 2011, $30.2 million for the fiscal year ended March 26, 2010 and $12.1 million for the fiscal year ended March 27, 2009. We expect our capital expenditures for cinema systems and related components to be approximately $55.0 million to $65.0 million for the fiscal year ending March 23, 2012. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

        In the fiscal year ended March 25, 2011, we purchased and sold available-for-sale securities of $6.8 million. In the fiscal year ended March 25, 2011, we received proceeds of $15.6 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 26, 2010, we received proceeds of $0.5 million as a result of the sale of digital projectors to certain of our motion picture exhibitors.

Cash flow from financing activities

        Net cash inflows from financing activities for the fiscal year ended March 25, 2011 primarily resulted from the proceeds from the completion of our IPO in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from our IPO, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million. We used the net proceeds from our IPO to repay $25.1 million of amounts outstanding under our previous credit facility agreement. In the fiscal year ended March 25, 2011, repayments of long-term debt of $9.7 million and a noncontrolling interest distribution of $0.9 million offset proceeds from our previous credit facility agreement of $5.0 million.

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $2.3 million at March 25, 2011, $11.3 million at March 26, 2010 and $9.9 million at March 27, 2009.

        Prior to July 21, 2010, the date of our IPO, we had $25.1 million of borrowings outstanding pursuant to our previous credit facility agreement with City National Bank that provides for a maximum amount of borrowing under a revolving credit facility of $25 million and a term loan of $10 million. All amounts outstanding under our previous credit facility agreement became due and were repaid upon the closing of our IPO on July 21, 2010.

        As of March 25, 2011, there were no borrowings outstanding under our credit and security agreement with City National, dated as of June 24, 2010 (the "Credit Agreement") providing for a revolving credit facility of up to $15.0 million. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

        As of April 5, 2011, we entered into an amendment to the Credit Agreement with City National to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25 million thereafter. Subsequently, we drew down an aggregate amount of $20.0 million of revolving credit loans pursuant thereto. As of June 9, 2011, $30.0 million remains available for borrowing under the Credit Agreement.

        Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are fully and unconditionally guaranteed by our subsidiaries, ColorLink and Stereographics.

        Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 25, 2011, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        In November 2008, we entered into a stock purchase agreement with our shareholder of Series D preferred stock. We sold 199,999 shares of our common stock at $10.00 per share. Total proceeds received were $2 million. Issuance costs were $14,000.

        In December 2007, we sold 1,666,667 shares of Series D convertible preferred stock, or Series D preferred stock, at $12.00 per share. Total proceeds received were $20.0 million. Issuance costs incurred were $48,000.

        In February 2007, we sold 5,139,500 shares of Series C mandatorily redeemable convertible preferred stock at $6.81 per share. Total proceeds received were $35.0 million. Issuance costs incurred were $3.2 million. Our Series C mandatorily redeemable convertible preferred stock was classified as temporary equity under the SEC's guidance provided in Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," (ASR 268) because the holders of our Series C mandatorily redeemable convertible preferred stock had the right to cause us to redeem the instrument for cash for a specified period.

        Prior to April 1, 2006, we issued 2,000,000 shares of Series A convertible preferred stock for $2.0 million, or $1.00 per share and 2,417,644 shares of Series B convertible preferred stock for $3.0 million or $1.24 per share. Issuance costs totaled $52,000 in connection with the issuance of both Series A and B convertible preferred stock. All shares of our Series A and B convertible preferred stock were outstanding as of March 26, 2010. Our outstanding Series A, B and D convertible preferred stock and common stock are classified as part of permanent equity within the consolidated balance sheets based on their rights and preferences set forth under the certificate of incorporation, California law and the accounting standards pertaining to classification within the consolidated balance sheet. We therefore have recorded the Series A, B and D preferred stock at their original issuance price net of applicable issuance costs.

        Upon the completion of our IPO, all of our outstanding preferred stock was converted into 16,835,714 shares of our common stock.

        In April 2007, we sold 240,000 shares of common stock at approximately $3.33 per share to former shareholders of ColorLink for cash proceeds of $0.8 million.

        Non-controlling interest partner capital contributions for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, were not significant.

        From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants. Proceeds from employee stock option exercises was $3.9 million for the years ended March 25, 2011. Proceeds from employee stock option exercises for the years ended March 26, 2010 and March 27, 2009 were not significant. Proceeds from the exercise of warrants in our common stock was $0.6 million for the years ended March 25, 2011. Proceeds from the exercise of warrants in our common stock for the years ended March 26, 2010 and March 27, 2009 were not significant.

        During the fiscal year ended March 25, 2011, 3,260,747 shares were issued pursuant to the exercise of motion picture exhibitor stock options described elsewhere in this Annual Report on Form 10-K.

        On May 9, 2011 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options. All 3,668,340 motion pictures exhibitor stock options have been exercised as of May 9, 2011.

        See "Part I, Item 1A: "Risk factors—Risks related to owning our common stock—Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well."

Contractual obligations and commitments

        The following table sets forth our contractual obligations and commitments as of March 25, 2011 (in thousands):

	Payments due by period
	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years
Notes payable(1)	$2,310	$2,291	$19	$—	$—
Operating lease obligations(2)	30,325	2,038	5,858	5,895	16,534
Purchase obligations(3)	21,248	21,248	—	—	—

Total	$53,883	$25,577	$5,877	$5,895	$16,534

(1)
Consists of equipment purchase agreements with certain of our vendors for the purchase of digital projectors digital servers, lenses and accessories. See Note 6, "Borrowings—Notes payable", to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)
See Note 7, "Commitments and contingencies," to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(3)
Consists of contractual purchase obligations with certain of our vendors including some revolving 90-day supply commitments.

        In addition to the foregoing, we drew down an aggregate amount of $20.0 million of revolving credit loans pursuant to the Credit Agreement since the beginning of our fiscal year 2012 that is not noted in the table above, all of which matures by June 30, 2012.

Off-balance sheet arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Non-U.S. GAAP discussion

        In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        Set forth below is a reconciliation of Adjusted EBITDA to net loss for the following periods indicated:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Net loss	$(6,825)	$(39,749)	$(16,364)

Add (deduct):
Interest expense	919	1,730	949
Income tax expense	4,272	2,680	219
Depreciation and amortization	15,737	7,952	5,598
Other (income) loss(1)	(6,182)	1,112	(100)
Share-based compensation expense(2)	8,950	2,909	1,932
Exhibitor option expense(3)	36,447	39,234	4,878
Impairment of assets and intangibles(4)	1,128	426	2,037
Sales and use tax(5)	6,484	5,478	910
Property tax(6)	1,090	605	663
Management fee(7)	175	350	350

Adjusted EBITDA	$62,195	$22,727	$1,072

(1)
Includes amortization of debt issue costs and unrealized foreign currency exchange gains and losses and gain on sale of digital projectors.

(2)
Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units to employees, officers, directors and consultants.

(3)
Represents stock options granted to some of our motion picture exhibitor licensees. The amounts are recorded as contra revenue in the consolidated financial statements.

(4)
Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and identifiable intangibles.

(5)
Represents taxes incurred by us for cinema license and product revenue.

(6)
Represents property taxes on RealD Cinema Systems and digital projectors.

(7)
Represents payment of management fees to our Series C mandatorily redeemable convertible preferred stockholder (included in general and administrative expense), which were terminated upon the completion of our IPO.

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

        Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP.

Critical accounting policies and estimates

        The discussion in this Item 7 is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, revenue deductions, product returns, fair value of our common stock, share-based compensation, inventories, definite lived asset impairments, goodwill impairment and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates.

        We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition and revenue reductions

        We derive substantially all of our revenue from the license of our RealD Cinema Systems and the international product sale of, or fees received domestically related to, our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.

        License revenue.    License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor's consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the fiscal quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee's admissions report. Revenue is deemed fixed or determinable upon verification of a licensee's admissions report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee's admissions report. We determine collectability based on an evaluation of the licensee's recent payment history.

        Product revenue.    We recognize product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of our product revenue from the sale of our RealD eyewear is earned upon admission and usage by the motion picture exhibitor's consumers. Our customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to our fiscal period end. We estimate and record such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made.

        Revenue reductions.    We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $36.4 million for the fiscal year ended March 25, 2011, $39.2 million for the fiscal year ended March 26, 2010 and $4.9 million for the fiscal year ended March 27, 2009. Motion picture exhibitor stock options are valued at the underlying stock price during each reporting period. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

Share-based compensation

        We account for stock options, performance stock options and restricted stock units granted to employees and directors by recording compensation expense based on estimated fair values. Share-based awards to non-employees, including consultants, have been and are expected to be fully exercisable and nonforfeitable when granted and, therefore, the fair value of such stock options are expensed on the date of grant. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC 718). The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. If any of the assumptions used in our valuation models significantly changes, share-based compensation for future awards may differ materially from the awards granted previously.

Inventories

        Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers.

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

  •
  The inventory unit cost is expensed on a straight-line basis over an estimated usage period beginning when we believe usage of the inventory unit has started. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture's opening release date, a 3D motion picture's expected release period, the number of currently playing 3D motion pictures, the motion picture exhibitor's ordering and stocking patterns and practices and the quantities shipped per inventory unit.

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

Goodwill impairment

        Goodwill is deemed to have an indefinite useful life and therefore is not amortized. We evaluate our goodwill for impairment using a two-step process that is performed at least annually during our fourth fiscal quarter, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment loss is recognized for the difference. We currently have one reporting unit in which goodwill resides and the reporting unit is not at risk of failing step one.

Deferred tax asset valuation and tax exposures

        In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of share-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance. We assess realization of our deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by us includes, but is not limited to, our historic operating results, projected future operating results, reversing temporary differences, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. As of March 25, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

        In January 2010, Accounting Standards Update, or ASU, 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements (ASU 2010-6) was issued which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. We adopted ASU 2010-6 beginning in the first quarter of fiscal 2010, except for Level 3 reconciliation disclosures which are effective for us beginning in the first quarter of fiscal 2011. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy.

        In October 2009, ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit upon meeting certain criteria and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 will be effective prospectively, with an option for retrospective restatement of the financial statements, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity's fiscal year. We expect to prospectively adopt the amendments in ASU 2009-13 beginning in the first quarter of fiscal 2012. We are currently evaluating the impact the adoption of new guidance will have on the Company's consolidated financial statements.

Item 7A.    Quantitative and qualitative disclosures about market risk

        We have operations outside the United States. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks as well as changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase. We also enter into foreign exchange derivative hedging transactions as part of our risk management program. For accounting purposes, we do not designate any of our derivative instruments as hedges and we do not use derivatives for speculating trading purposes and are not a party to leveraged derivatives.

Interest rate risk

        We are exposed to market risk related to changes in interest rates.

        Our investments are considered cash equivalents and primarily consist of money market funds. At March 25, 2011, we had cash and cash equivalents of $16.9 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

        At March 25, 2011, we had no borrowings outstanding under the Credit Agreement. The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (LIBOR) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings.

Foreign currency risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar. Our historical revenue has generally been denominated in United States dollars, and a significant portion of our current revenue continues to be denominated in United States dollars; however, we expect an increasing portion of our future revenue to be denominated in currencies other than the United States dollar, primarily the Euro, British pound sterling, Canadian dollar, Japanese yen, Chinese Yuan and Hong Kong Dollar. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

        We had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $8.1 million as of March 25, 2011, and $3.7 million as of March 26, 2010. We had no forward contracts outstanding during fiscal 2009. The net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant for the year ended March 25, 2011 and March 26, 2010. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on March 25, 2011 would result in a reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.1 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Item 8.    Financial statements and supplementary data

Index to financial statements

Page
Report of Independent Registered Public Accounting Firm	68
Consolidated balance sheets as of March 25, 2011 and March 26, 2010	69
Consolidated statements of operations for the years ended, March 25, 2011, March 26, 2010 and March 27, 2009	70
Consolidated statements of changes in mandatorily redeemable convertible preferred stock and equity (deficit) for the years ended, March 25, 2011, March 26, 2010 and March 27, 2009	71
Consolidated statements of cash flows for the years ended March 25, 2011, March 26, 2010 and March 27, 2009	72
Notes to consolidated financial statements	73

Report of Independent Registered Public
Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited the accompanying consolidated balance sheets of RealD Inc. as of March 25, 2011 and March 26, 2010, and the related consolidated statements of operations, changes in mandatorily redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended March 25, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealD Inc. at March 25, 2011 and March 26, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 25, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, CA
June 9, 2011

RealD Inc.

Consolidated balance sheets

(in thousands, except per share data)

	March 25, 2011	March 26, 2010
Assets
Current assets:
Cash and cash equivalents	$16,936	$13,134
Accounts receivable, net	50,676	51,184
Inventories	54,971	6,539
Deferred costs—eyewear	49	1,842
Deferred income taxes	1,029	4,349
Income taxes receivable	139	—
Prepaid expenses and other current assets	1,734	1,128

Total current assets	125,534	78,176
Property and equipment, net	7,889	2,558
Cinema systems, net	122,226	40,623
Digital projectors, net-held for sale	10,475	25,521
Goodwill	10,657	10,657
Other intangibles, net	1,918	2,024
Other assets	1,448	2,587

Total assets	$280,147	$162,146

Liabilities, redeemable convertible preferred stock and equity (deficit)
Current liabilities:
Accounts payable	$58,713	$37,625
Accrued expenses and other liabilities	40,118	24,608
Deferred revenue	14,176	19,430
Credit facility agreement	—	20,066
Income taxes payable	—	1,254
Current portion of long-term debt	2,291	9,299

Total current liabilities	115,298	112,282
Deferred revenue, net of current portion	14,106	14,144
Virtual print fee liability and customer deposits	4,533	8,331
Long-term debt, net of current portion	19	2,031
Deferred tax liability	1,091	4,413
Commitments and contingencies
Series C mandatorily redeemable convertible preferred stock, no par value, zero and 5,140 shares authorized; zero and 5,140 shares issued and outstanding; zero and $17.025 redemption value per share at March 25, 2011 and March 26, 2010, respectively	—	62,831
Equity (deficit)
Series A redeemable convertible preferred stock, no par value, zero and 3,000 shares authorized; zero and 2,000 shares issued and outstanding at March 25, 2011 and March 26, 2010, respectively	—	1,978
Series B redeemable convertible preferred stock, no par value, zero and 2,418 shares authorized; zero and 2,417 shares issued and outstanding at March 25, 2011 and March 26, 2010, respectively	—	2,970
Series D redeemable convertible preferred stock, no par value, zero and 1,667 shares authorized; zero and 1,667 shares issued and outstanding at March 25, 2011 and March 26, 2010, respectively	—	19,952
Common stock, $0.0001 par value, 200,000 and 52,700 shares authorized; 53,570 and 24,691 shares issued and outstanding at March 25, 2011 and March 26, 2010, respectively	292,904	68,371
Other accumulated comprehensive loss	—	—
Accumulated deficit	(149,580)	(137,291)

Total RealD Inc. stockholders' equity (deficit)	143,324	(44,020)
Noncontrolling interest	1,776	2,134

Total equity (deficit)	145,100	(41,886)

Total liabilities, mandatorily redeemable convertible preferred stock and equity (deficit)	$280,147	$162,146

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of operations

(in thousands, except per share data)

	Year ended
	March 25, 2011	March 26, 2010	March 27, 2009
Revenue:
License	$101,523	$40,914	$12,742
Product and other	144,613	108,932	26,933

Total revenue	246,136	149,846	39,675
Cost of revenue:
License	17,994	9,452	4,944
Product and other	160,402	131,151	22,163

Total cost of revenue	178,396	140,603	27,107

Gross profit	67,740	9,243	12,568
Operating expenses:
Research and development	15,582	11,021	8,915
Selling and marketing	24,139	16,811	11,009
General and administrative	35,835	15,638	7,940

Total operating expenses	75,556	43,470	27,864

Operating loss	(7,816)	(34,227)	(15,296)
Interest expense	(919)	(1,730)	(949)
Other income (loss)	6,182	(1,112)	100

Loss before income taxes	(2,553)	(37,069)	(16,145)
Income tax expense	4,272	2,680	219

Net loss	(6,825)	(39,749)	(16,364)
Net (income) loss attributable to noncontrolling interest	(530)	896	727
Accretion of preferred stock	(4,934)	(12,372)	(9,826)

Net loss attributable to RealD Inc. common stockholders	$(12,289)	$(51,225)	$(25,463)

Loss per common share:
Basic and diluted	$(0.29)	$(2.09)	$(1.06)
Shares used in computing earnings per common share:
Basic and diluted	41,933	24,500	24,027

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of changes in
mandatorily redeemable convertible preferred stock and equity
(deficit)

(in thousands, except share data)

	Mandatorily redeemable convertible preferred stock		Equity (deficit)
			Convertible preferred stock
	Series C		Series A		Series B		Series D		Common stock		Accumulated other comprehensive loss
												Accumulated deficit	Noncontrolling interest	Total equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2008	5,139,500	$40,633	2,000,000	$1,978	2,417,644	$2,970	1,666,667	$19,952	23,908,624	$17,387	$—	$(60,603)	$3,751	$(14,565)
Issuance of common stock	—	—	—	—	—	—	—	—	199,999	1,986	—	—	—	1,986
Accretion of Series C preferred stock	—	9,826	—	—	—	—	—	—	—	—	—	(9,826)	—	(9,826)
Share-based compensation	—	—	—	—	—	—	—	—	—	1,932	—	—	—	1,932
Motion picture exhibitor option reduction in revenue	—	—	—	—	—	—	—	—	—	4,878	—	—	—	4,878
Exercise of stock options	—	—	—	—	—	—	—	—	63,750	8	—	—	—	8
Noncontrolling interest contribution	—	—	—	—	—	—	—	—	—	—	—	—	6	6
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,637)	(727)	(16,364)

Total comprehensive loss														(16,364)

Balance, March 27, 2009	5,139,500	$50,459	2,000,000	$1,978	2,417,644	$2,970	1,666,667	$19,952	24,172,373	$26,191	$—	$(86,066)	$3,030	$(31,945)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series C preferred stock	—	12,372	—	—	—	—	—	—	—	—	—	(12,372)	—	(12,372)
Share-based compensation	—	—	—	—	—	—	—	—	—	2,909	—	—	—	2,909
Motion picture exhibitor option reduction in revenue	—	—	—	—	—	—	—	—	—	39,234	—	—	—	39,234
Exercise of stock options	—	—	—	—	—	—	—	—	518,581	37	—	—	—	37
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(38,853)	(896)	(39,749)

Total comprehensive loss														(39,749)

Balance, March 26, 2010	5,139,500	$62,831	2,000,000	$1,978	2,417,644	$2,970	1,666,667	$19,952	24,690,954	$68,371	$—	$(137,291)	$2,134	$(41,886)
Accretion of Series C preferred stock	—	4,934	—	—	—	—	—	—	—	—	—	(4,934)	—	(4,934)
Share-based compensation	—	—	—	—	—	—	—	—	—	8,950	—	—	—	8,950
Exercise of stock options	—	—	—	—	—	—	—	—	2,019,816	3,875	—	—	—	3,875
Exercise of motion picture exhibitor options	—	—	—	—	—	—	—	—	3,260,747	22	—	—	—	22
Exercise of warrants	—	—	—	—	—	—	—	—	762,300	634	—	—	—	634
Motion picture exhibitor option reduction in revenue	—	—	—	—	—	—	—	—	—	36,447	—	—	—	36,447
Noncontrolling interest distribution	—	—	—	—	—	—	—	–	—	—	—	—	(888)	(888)
Conversion of preferred stock	(5,139,500)	(67,765)	(2,000,000)	(1,978)	(2,417,644)	(2,970)	(1,666,667)	(19,952)	16,835,714	92,665	—	—	—	67,765
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	6,000,000	81,940	—	—	—	81,940
Comprehensive loss:
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(7,355)	530	(6,825)

Total comprehensive loss														(6,825)

Balance, March 25, 2011	—	$—	—	$—	—	$—	—	$—	53,569,531	$292,904	$—	$(149,580)	$1,776	$145,100

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended
	March 25, 2011	March 26, 2010	March 27, 2009
Cash flows from operating activities
Net loss	$(6,825)	$(39,749)	$(16,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,737	7,952	5,598
Deferred income tax	(2)	1,387	26
Non-cash interest expense	125	1,245	669
Non-cash share-based compensation	8,950	2,909	1,932
Motion picture exhibitor option reduction in revenue	36,447	39,234	4,878
Gain on sale of digital projectors	(6,720)	(173)	—
Impairment of long-lived assets	1,128	426	2,037
Changes in operating assets and liabilities:
Accounts receivable	508	(40,082)	(5,804)
Inventories	(48,432)	(4,025)	(1,686)
Prepaid expenses and other current assets	(606)	(671)	161
Deferred costs—eyewear	1,793	6,944	(6,386)
Other assets	1,139	(2,482)	(50)
Accounts payable	21,330	24,943	10,791
Accrued expenses and other liabilities	15,420	16,951	(1,504)
Virtual print fee liability and customer deposits	1,791	2,306	5,866
Income taxes receivable/payable	(1,393)	1,236	(8)
Deferred revenue	(5,292)	(3,216)	9,978

Net cash provided by operating activities	35,098	15,135	10,134
Cash flows from investing activities
Purchases of marketable securities	(6,849)	—	—
Proceeds from sale of marketable securities	6,849	—	—
Purchases of property and equipment	(6,416)	(2,037)	(502)
Purchases of cinema systems and related components	(95,756)	(27,462)	(5,394)
Purchases of digital projectors	(471)	(662)	(6,176)
Purchase of intangible assets	—	—	(35)
Proceeds from sale of digital projectors	15,612	525	—

Net cash used in investing activities	(87,031)	(29,636)	(12,107)
Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	81,940	—	1,986
Noncontrolling interest distribution	(888)	—	6
Proceeds from credit facility agreement—term loan	—	10,000	3,493
Repayments on credit facility agreement—term loan	(10,000)	—	—
Repayments of long-term debt	(9,698)	(3,106)	(2,241)
Proceeds from credit facility agreement—revolving credit facility	5,000	5,000	4,977
Repayments on credit facility agreement—revolving credit facility	(15,150)	—	—
Proceeds from exercise of stock options	3,875	37	8
Proceeds from exercise of warrants	634	—	—
Proceeds from exercise of motion picture exhibitor options	22	—	—

Net cash provided by financing activities	55,735	11,931	8,229

Net increase (decrease) in cash and cash equivalents	3,802	(2,570)	6,256
Cash and cash equivalents, beginning of year	13,134	15,704	9,448

Cash and cash equivalents, end of year	$16,936	$13,134	$15,704

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$4,934	$12,372	$9,826
Cash payments for income tax expense	3,952	57	46
Cash payments for interest expense	794	485	390
Digital projectors purchased in exchange for notes	$370	$4,005	$—

See accompanying notes to consolidated financial statements

RealD Inc.

Notes to consolidated financial statements

1. Business and basis of presentation

        RealD Inc., including its subsidiaries (RealD), is a global licensor of stereoscopic 3D technologies.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. We do not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries' assets, liabilities, and operating results are included in their entirety in the accompanying consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non controlling interests in the consolidated balance sheets under equity (deficit) and consolidated statements of operations. Effective January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. In accordance with the accounting standard, we have retrospectively applied the presentation and disclosure requirements by recharacterizing previously reported minority interests as noncontrolling interests and classifying noncontrolling interests as a component of equity (deficit) in our consolidated balance sheets. The adoption of this standard did not have a material effect on our financial position or results of operations.

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

        On June 28, 2010, we amended our certificate of incorporation, which increased our total authorized capital stock to 200 million shares (comprised of 150 million shares of common stock and 50 million shares of preferred stock), and effected a split of our common stock, which resulted in each share of our common stock splitting into one and one-half shares (or a 1-for-1.5 forward split). The accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented.

        On July 21, 2010, we completed the initial public offering (IPO) of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the IPO, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million.

2. Summary of significant accounting policies

Accounting period

        Our fiscal year consists of four 13-week periods for a total of 52 weeks. The fiscal year for 2011 ended on March 25, 2011. The fiscal year for 2010 ended on March 26, 2010. The fiscal year for 2009 ended on March 27, 2009.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Net loss per share of common stock

        Basic loss per share of common stock is computed by dividing the net loss attributable to RealD common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the holders of our convertible preferred stock were entitled to participate in dividends and earnings of our company, we applied the two-class method in calculating our earnings per share for periods when we generated net income. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. No such dividends were paid. Because the convertible preferred stock was not contractually obligated to share in our losses, no such allocation was made for periods when we had net losses. Diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented because the effects of potentially dilutive items were anti-dilutive given our net losses.

        The calculation of the basic and diluted loss per share of common stock for the years ended March 25, 2011, March 26, 2010 and March 27, 2009 was as follows:

	Year ended
(in thousands, except per share data)	March 25, 2011	March 26, 2010	March 27, 2009
Numerator:
Net loss	$(6,825)	$(39,749)	$(16,364)
Net (income) loss attributable to noncontrolling interest	(530)	896	727
Accretion of preferred stock	(4,934)	(12,372)	(9,826)

Net loss attributable to RealD Inc. common stockholders	$(12,289)	$(51,225)	$(25,463)
Denominator:
Weighted-average common shares outstanding	41,933	24,500	24,027
Loss per common share:
Basic and diluted	$(0.29)	$(2.09)	$(1.06)

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        The following table shows the weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for each period presented:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Options and warrants to purchase common stock	9,782	6,603	6,291
Conversion of convertible preferred stock	5,180	16,836	16,836

Total	14,962	23,439	23,127

Fair value measurements

        Our financial assets and liabilities are measured and reported in accordance with Accounting Standards Codification Topic (ASC) 820-10, Fair Value Accounting (ASC 820), which provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. GAAP more consistent and comparable. This guidance also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        Our financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value based on borrowing rates currently available to us. The carrying amount of our derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2).

        As of March 25, 2011 and March 26, 2010, the fair values of our financial assets and liabilities that were carried at fair value on a recurring basis were not significant.

Derivative instruments

        Our assets and liabilities associated with derivative instruments are recorded at fair value in other current assets or other current liabilities, respectively, in the consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on our consolidated statements of operations. For all periods presented, none of our derivative instruments were designated as hedging

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

instruments. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

        We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of March 25, 2011, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $8.1 million. As of March 25, 2011 and March 26, 2010, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For all periods presented, the net realized and unrealized gains and losses related to forward contracts were not significant.

Marketable securities

        We classify unrealized gains and losses on marketable securities reported as a component of accumulated other comprehensive income. As of March 25, 2011 and March 26, 2010, we had no marketable securities. For the year ended March 25, 2011, the unrealized gains and losses from the available-for-sale securities were not significant.

        The objectives of our investment policy are to preserve capital, provide sufficient liquidity to satisfy operating and investment purposes, and capture a market rate of return based on our investment policy parameters and market conditions. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Cash equivalents

        We consider cash equivalents to be only those investments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.

Accounts receivable

        Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $6.8 million and $1.2 million as of March 25, 2011 and March 26, 2010, respectively.

Inventories and deferred costs-eyewear

        Inventories and deferred costs-eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

technology changes. In order to state inventories at lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. For fiscal 2011 and fiscal 2010, we recorded inventory impairments of $9.0 million and $4.8 million, respectively, as a result of our net realizable value analyses. There were no significant inventory impairments for fiscal 2009.

        Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers.

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

  •
  The inventory unit cost is expensed on a straight-line basis over an estimated usage period beginning when we believe usage of the inventory unit has started. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture's opening release date, a 3D motion picture's expected release period, the number of currently playing 3D motion pictures, the motion picture exhibitor's buying and stocking patterns and practices and the quantities shipped per inventory unit.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Deferred offering costs

        There was $7.4 million of deferred offering costs incurred through July 21, 2010, which were offset against the proceeds of our IPO.

Property and equipment, RealD Cinema Systems and digital projectors

        Property and equipment, RealD Cinema Systems and digital projectors are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The major categories and related estimated useful lives are as follows:

RealD Cinema Systems	5 - 8 years
Digital projectors—held for sale	10 years
Leasehold improvements	Shorter of useful life or lease
Machinery and equipment	2 - 7 years
Furniture and fixtures	3 - 5 years
Computer equipment and software	3 - 5 years

        Digital projectors—held for sale (digital projectors) also include digital servers, lenses and accessories. Upon installation at the customer location, we retain title to the RealD Cinema Systems which are held and used by our customers. The digital projectors are held for sale at either a specified date or upon occurrence of certain contingent events. Depreciation for RealD Cinema Systems and digital projectors is included in cost of revenue.

        We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying consolidated balance sheets and totaled $1.5 million and $6.8 million and as of March 25, 2011 and March 26, 2010, respectively.

        Major enhancements and improvements are capitalized. Maintenance and repairs for cinema systems and digital projectors are charged to expense as incurred. Maintenance and repairs expense totaled $0.8 million, $0.8 million and $0.8 million for each of the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

Intangibles

        Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 11 to 19 years (with a weighted average amortization period of 16.7 years) using the straight-line method.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

        In fiscal year 2011 and fiscal year 2010 our impairment analysis resulted in charges of $1.1 million and $0.4 million, respectively, for impaired RealD Cinema Systems charged to cost of revenue. In fiscal year 2009, our impairment analysis, based on certain strategic decisions and projected operating cash flow, resulted in charges of $0.3 million for RealD Cinema Systems charged to cost of revenue and $1.7 million for impaired intangible assets including customer relationships, certain acquired developed technologies, trade names and non-compete agreements, of which $1.1 million was charged to research and development expense, and $0.6 million to sales and marketing expense.

Goodwill

        Goodwill is deemed to have an indefinite useful life and therefore is not amortized. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. An impairment loss is recognized if the carrying amount of goodwill at each reporting unit exceeds its implied fair value. For all periods presented, we reviewed goodwill for impairment and concluded that goodwill was not impaired.

Revenue recognition and revenue reductions

        We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonable assured.

License revenue

        License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor's consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee's admissions report. Revenue is deemed fixed or determinable upon verification of a licensee's admissions report in accordance with the terms of the underlying executed agreement or, in certain circumstances, receipt of a licensee's

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

admissions report. We determine collectibility based on an evaluation of the licensee's recent payment history.

Product revenue

        We recognize product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of our product revenue from the sale of our RealD eyewear is earned upon admission and usage by the motion picture exhibitor's consumers. Our customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to our fiscal period end. We estimate and record such product revenue in the period in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made.

Revenue reductions

        We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued to the motion picture exhibitors a 10-year option to purchase 3,668,340 shares of our common stock at $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction related to motion picture exhibitor stock options totaled $36.4 million for the year ended March 25, 2011, $39.2 million for the year ended March 26, 2010 and $4.9 million for the year ended March 27, 2009. As of March 25, 2011 all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized.

Cost of revenue

        Cost of revenue principally consists of depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor's premises, digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs and occupancy costs.

Shipping and handling costs

        Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $10.2 million, $9.6 million and $0.2 million for the years ended March 25, 2011 March 26, 2010 and March 27, 2009, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Research and development costs

        Research and development costs are expensed as incurred and are primarily comprised of personnel costs related to our research and development staff, depreciation and amortization of research and development assets, prototype and materials costs, the cost of third-party service providers supporting our research and development efforts and occupancy costs.

Selling and marketing costs

        Selling and marketing costs are primarily comprised of personnel costs related to our selling and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

        Advertising costs are expensed as incurred. Advertising expenses were approximately $4.3 million, $2.6 million and $1.4 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

General and administrative costs

        General and administrative costs principally consist of personnel costs related to our executive, legal, finance, and human resources staff, professional fees including legal and accounting costs, occupancy costs and public company costs. Additionally, general and administrative costs include sales, use, goods and services tax, and property taxes and management fees payable to a stockholder, which terminated upon consummation of our IPO. For our U.S. cinema license and product revenue, we absorb the majority of sales and use taxes and do not pass such costs on to our customers.

Share-based compensation

        We account for stock options, performance stock options and restricted stock units granted to employees and directors by recording compensation expense based on estimated fair values. Share-based awards to non-employees, including consultants, have been and are expected to be fully exercisable and nonforfeitable when granted and, therefore, the fair value of such stock options are expensed on the date of grant.

        We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC 718). The assumptions used in calculating the fair value of share-based payment awards represent our best estimates based on management judgment and subjective future expectations. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures and the related income tax impact. If any of the assumptions used in our valuation models significantly changes, share-based compensation for future awards may differ materially from the awards granted previously. See Note 9, Share-based compensation.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Foreign currency

        Local currency transactions of our foreign operations that have the U.S. dollar as their functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in other income (loss) in our statements of operations.

        The assets and liabilities of our foreign operations for which the functional currency is not the U.S. dollar are translated into U.S. dollars at exchange rates as of the balance sheet date, revenues and expenses are translated at average exchange rates for the period, and equity balances are translated at the historical rate. Resulting translation adjustments are included in other comprehensive loss, a component of equity (deficit).

        Net losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency and the net realized and unrealized gains and losses related to forward contracts totaled $0.6 million, $1.3 million and $0.1 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively, and are included in other income (loss).

Income taxes

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities at year-end and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Employee benefit plans

        We have a voluntary 401(k) savings plans in which most U.S. employees are eligible to participate. Eligible employees may make contributions not to exceed the maximum statutory contribution amounts. We may match a percentage of each employee's contributions consistent with the provisions of the plan for which they are eligible. All employee and employer contributions fully vest immediately. Our contributions to these plans totaled $0.3 million, $0.2 million and $0.2 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

Recent accounting pronouncements

        In January 2010, Accounting Standards Update (ASU) 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements (ASU 2010-6) was issued which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. We adopted ASU 2010-6 beginning in the first quarter of fiscal 2010, except for Level 3 reconciliation disclosures which are effective for us beginning in the first quarter of fiscal 2011. The adoption of the amended disclosure requirements for fair value measurements did not affect our disclosures because we did not transfer financial assets or liabilities between levels in the fair value hierarchy.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        In October 2009, ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit upon meeting certain criteria and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 will be effective prospectively, with an option for retrospective restatement of the financial statements, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity's fiscal year. We expect to prospectively adopt the amendments in ASU 2009-13 beginning in the first quarter of fiscal 2012. We are currently evaluating the impact the adoption of new guidance will have on our consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

        Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

(in thousands)	March 25, 2011	March 26, 2010
RealD Cinema Systems	$142,602	$48,508
Digital projectors—held for sale	13,333	33,196
Leasehold improvements	1,163	719
Machinery and equipment	6,430	2,247
Furniture and fixtures	15	13
Computer equipment and software	2,089	356
Construction in process	820	767

Total	$166,452	$85,806
Less accumulated depreciation	(25,862)	(17,104)

Property and equipment, RealD Cinema Systems and digital projectors, net	$140,590	$68,702

        Depreciation expense amounted to $15.6 million, $7.7 million and $4.9 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

        During the year ended March 25, 2011, we received $15.6 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.6 million of notes payable to the equipment providers.

RealD Inc.

Notes to consolidated financial statements (Continued)

4. Goodwill and intangible assets

        Goodwill and intangible assets consist of the following at:

	March 25, 2011		March 26, 2010
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$3,239	$1,321	$3,239	$1,215
Goodwill	10,657	—	10,657	—

Total	$13,896	$1,321	$13,896	$1,215

        Amortization expense amounted to $0.1 million, $0.2 million and $0.7 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively. During the year ended March 27, 2009, certain intangible assets were impaired as discussed in Note 2. Amortization expense of acquired developed technologies is included in research and development costs.

        At March 25, 2011, the remaining amortization expense is estimated to be as follows (in thousands):

Fiscal year 2012	$169
Fiscal year 2013	168
Fiscal year 2014	168
Fiscal year 2015	168
Fiscal year 2016	168
Thereafter	1,077

Total	$1,918

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consist of the following at:

(in thousands)	March 25, 2011	March 26, 2010
Payroll and compensation	$18,730	$4,632
Sales, use taxes and other taxes	7,749	5,876
Professional fees	3,852	2,415
Refundable deposits	3,434	8,500
Other	6,353	3,185

Total	$40,118	$24,608

        For our U.S. cinema license and product revenues, we absorb the majority of sales and use taxes and do not pass such costs on to our customers.

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings

Revolving credit facility agreement and term loan

        Prior to July 21, 2010, the date of our IPO, we had a $35.0 million credit facility agreement with City National Bank that provided for a maximum amount of borrowing under a revolving credit facility of $25.0 million and a term loan of $10.0 million.

        Borrowings outstanding under the term loan totaled $10.0 million as of March 26, 2010 at an interest rate of 8.625%. Borrowings outstanding under the credit facility agreement totaled $10.2 million as of March 26, 2010. The interest rates related to our borrowings outstanding under the credit facility agreement ranged from 4.6% to 6.0%.

        All amounts outstanding under the pre-IPO credit facility agreement became due and were repaid upon the closing of our IPO offering on July 21, 2010.

Credit Agreement

        As of June 24, 2010, we entered into a new credit and security agreement with City National Bank (the "Credit Agreement"), which provides for a revolving credit facility of up to $15.0 million and which will mature on June 30, 2012. This agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are guaranteed by our subsidiaries, ColorLink, Inc. (ColorLink) and Stereographics Corporation (Stereographics).

        Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 25, 2011, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement and there was $15.0 million available to borrow under the Credit Agreement.

Notes payable

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. The equipment is included in digital projectors in the accompanying consolidated balance sheets. Certain of these notes payables are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $2.3 million and $11.3 million as of March 25, 2011 and March 26, 2010, respectively. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense amounted to $0.9 million, $0.8 million and $0.7 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings (Continued)

        On June 13, 2008, we entered into an agreement to settle one of the notes payable. We paid $0.5 million resulting in a forgiveness of the remaining note payable and accrued interest of $0.2 million. The gain as a result of the forgiveness of the remaining notes payable was recorded in other income upon settlement.

        At March 25, 2011, the future principal payments due related to our borrowings are due as follows (in thousands):

Fiscal year 2012	$2,291
Fiscal year 2013	19
Thereafter	—

Total	$2,310

7. Commitments and contingencies

Lease obligations

        We lease certain office, production and research and development space under noncancelable operating leases that expire at various dates. Certain operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation.

        At March 25, 2011, our future minimum lease obligations were as follows (in thousands):

Fiscal year 2012	$2,038
Fiscal year 2013	2,897
Fiscal year 2014	2,961
Fiscal year 2015	2,906
Fiscal year 2016	2,989
Thereafter	16,534

Total	$30,325

        Rent expense was $2.6 million, $1.6 million and $1.0 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

Indemnities and commitments

        During the ordinary course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of our technologies, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of California. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying consolidated balance sheets. We do, however,

RealD Inc.

Notes to consolidated financial statements (Continued)

7. Commitments and contingencies (Continued)

accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.

        We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $21.2 million at March 25, 2011 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

Contingencies and assessments

        We are subject to various loss contingencies and assessments arising in the course of our business, some of which relate to litigation, claims, property taxes and sales and use tax or goods and services tax assessments. We consider the likelihood of the loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. Based on the information presently available, including discussion with counsel and other consultants, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.

8. Mandatorily redeemable convertible preferred stock and equity (deficit)

Initial public offering

        In July 2010, we completed the IPO of our common stock in which we sold and issued 6 million shares of common stock at $16.00 per share. A total of approximately $96 million in gross proceeds were raised from the IPO, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million. In conjunction with our IPO, all of our previously outstanding Series A, B and D convertible preferred stock in the amount of 6,084,311 shares converted at a ratio of 1:1.5 into 9,126,466 shares of common stock.

Common stock

        In November 2008, we entered into a stock purchase agreement with our Series D preferred stockholder. We sold 199,999 shares of our common stock at $10.00 per share. Total proceeds received were $2.0 million and were recorded net of issuance costs.

RealD Inc.

Notes to consolidated financial statements (Continued)

8. Mandatorily redeemable convertible preferred stock and equity (deficit) (Continued)

        At March 25, 2011, we reserved the following shares of common stock for future issuances in connection with (in thousands):

Warrants	327
Motion picture exhibitor stock options	408
Stock incentive plan:
Outstanding	6,956
Reserved for future issuance	2,216

Total	9,907

Convertible preferred stock

        Prior to April 1, 2006, we issued 2,000,000 shares of Series A preferred stock for $2.0 million, or $1.00 per share. Offering costs were recorded against the proceeds received.

        Rights and preferences afforded the stockholders of Series A preferred stock were as follows:

  •
  Shares were convertible into common stock at the holder's option on a 1-for-1.50 basis, subject to certain anti-dilution provisions, as defined. Shares were automatically convertible into common stock upon the occurrence of a qualified initial public offering, as defined in our certificate of incorporation. Our July 2010 IPO was a qualified initial public offering.

  •
  Upon a liquidating event, as defined, holders were entitled to liquidation payments equal to $1.00 per share for Series A, plus declared but unpaid dividends. Further, holders were entitled to participate in distributions to common stockholders on a pro-rata basis as if the holders had converted preferred shares into common stock. Liquidation payments to preferred stockholders ranked senior to payments to common stockholders. No liquidation events occurred prior to conversion.

  •
  Holders were entitled to dividends when and if declared. Dividends were participating with other classes of stock; however, they were not cumulative.

  •
  Were redeemable for cash upon ordinary liquidation.

  •
  Each holder had the number of votes for each share of convertible preferred stock held by such holder equal to the whole number of shares of common stock into which such share of convertible preferred stock would have been converted as of the record date for the vote.

        Prior to April 1, 2006, we had issued 2,417,644 shares of Series B preferred stock for $3.0 million or $1.24 per share. Offering costs have been recorded against the proceeds received.

        Rights and preferences afforded the stockholders of Series B preferred stock were as follows:

  •
  Shares were convertible into common stock at the holder's option on a 1-for-1.50 basis, subject to certain anti-dilution provisions, as defined. Shares were automatically converted into common stock upon the occurrence of a qualified initial public offering, as defined in our certificate of incorporation. Our July 2010 IPO was a qualified initial public offering.

  •
  Upon a liquidating event, as defined, holders were entitled to liquidation payments equal to $1.24 per share for Series B preferred stock, plus declared but unpaid dividends. Further,

RealD Inc.

Notes to consolidated financial statements (Continued)

8. Mandatorily redeemable convertible preferred stock and equity (deficit) (Continued)

    holders were entitled to participate in distributions to common stockholders on a pro-rata basis as if the holders had converted preferred shares into common stock. Liquidation payments to preferred stockholders ranked senior to payments to common stockholders. No liquidation events had occurred prior to conversion.

  •
  Holders were entitled to dividends when and if declared. Dividends are participating with other classes of stock; however, they were not cumulative.

  •
  Were redeemable for cash upon ordinary liquidation, and upon a deemed liquidation such as a change in control.

  •
  Each holder had the number of votes for each share of convertible preferred stock held by such holder equal to the whole number of shares of common stock into which such share of convertible preferred stock would have been converted as of the record date for the vote.

        In December 2007, we sold 1,666,667 shares of Series D preferred stock at $12.00 per share. Total proceeds received were $20.0 million. Offering costs, consisting primarily of legal and placement fees, would have been recorded against the proceeds received. Rights and preferences afforded the stockholders of Series D preferred stock were as follows:

  •
  Shares were convertible into common stock at the holder's option on a 1-for-1.50 basis, subject to certain anti-dilution provisions, as defined. Shares were automatically convertible into common stock upon the occurrence of a qualified initial public offering, as defined in our certificate of incorporation. Our July 2010 IPO was a qualified initial public offering.

  •
  Upon a liquidating event, as defined, holders were entitled to liquidation payments at 1.5 times initial per share purchase price, plus declared, but unpaid dividends. Preference was pro-rata with the Series C mandatorily redeemable convertible preferred stockholders based upon relative liquidation preference and payments rank senior to all other classes of stock. No liquidation events occurred prior to conversion.

  •
  Were redeemable for cash upon ordinary liquidation.

  •
  Each holder had the number of votes for each share of convertible preferred stock held by such holder equal to the whole number of shares of common stock into which such share of convertible preferred stock would have been converted as of the record date for the vote.

  •
  Holders were entitled to dividends when and if declared. Dividends were participating with other classes of stock; however, they were not cumulative.

        Our previously outstanding Series A, B and D convertible preferred stock was classified as part of permanent equity within the consolidated balance sheets based on their rights and preferences set forth under the certificate of incorporation, California and Delaware law and the accounting standards pertaining to classification within the consolidated balance sheet. We therefore recorded the Series A, B and D preferred stock at their original issuance price net of applicable issuance costs. On July 21, 2010, in conjunction with our IPO, all of our previously outstanding Series A, B and D convertible preferred stock in the amount of 6,084,311 shares converted at a ratio of 1:1.5 into 9,126,466 shares of common stock.

RealD Inc.

Notes to consolidated financial statements (Continued)

8. Mandatorily redeemable convertible preferred stock and equity (deficit) (Continued)

Mandatorily redeemable convertible preferred stock

        During February 2007, we sold 5,139,500 shares of Series C mandatorily redeemable convertible preferred stock at $6.81 per share. Total proceeds received were $35.0 million. Offering costs, consisting primarily of legal and placement fees, incurred were $3.2 million and have been recorded against the proceeds received.

        Rights and preferences afforded the stockholders of Series C mandatorily redeemable convertible preferred stock were as follows:

  •
  Shares were convertible into common stock at the holder's option on a 1-for-1.50 basis, subject to certain anti-dilution provisions, as defined. Shares were automatically convertible into common stock upon the occurrence of a qualified initial public offering, as defined in our certificate of incorporation. Our July 2010 IPO was a qualified initial public offering.

  •
  Shares were mandatorily redeemable at the option of the holders beginning in December 2011. Redemption price is $17.025 per share, plus declared but unpaid dividends. We may elect to pay the redemption price in two installments, as defined. Amounts not paid in the first installment accrue interest at 6.0% per annum.

  •
  Shares were redeemable at our option at any time for liquidation value.

  •
  Upon a liquidating event, as defined, holders were entitled to liquidation payments equal to $17.025 per share, plus declared but unpaid dividends. Liquidation payments to holders rank senior to payments to all other classes of stock. No liquidation events occurred prior to conversion.

  •
  Holders were entitled to dividends when and if declared. Dividends were participating with other classes of stock; however, they were not cumulative.

        Our Series C mandatorily redeemable convertible preferred stock was classified in temporary equity under the SEC's guidance provided in Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," (ASR 268) because the holders of our Series C mandatorily redeemable convertible preferred stock had the right to cause us to redeem the instrument for cash for a specified period. On July 21, 2010, in conjunction with our IPO, all of our previously outstanding Series C mandatorily redeemable convertible preferred stock in the amount of 5,139,500 shares converted at a ratio of 1:1.5 into 7,709,250 shares of common stock.

        We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010. Accretion was provided using the effective interest-rate method. During the years ended March 25, 2011, March 26, 2010, and March 27, 2009, we recorded accretion of $4.9 million, $12.4 million and $9.8 million, respectively.

Motion picture exhibitor stock options

        In connection with motion picture exhibitor licensing agreements, we issued to motion picture exhibitors a 10-year option to purchase 3,668,340 shares of our common stock at $0.00667 per share. These stock options to our motion picture exhibitor licensees vested upon the achievement of screen installation targets and were valued at the underlying stock price at each reporting period until the targets were met. All targets have been met and these stock options are fully vested.

RealD Inc.

Notes to consolidated financial statements (Continued)

8. Mandatorily redeemable convertible preferred stock and equity (deficit) (Continued)

        Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $36.4 million, $39.2 million and $4.9 million for the years ended March 25, 2011, March 26, 2010 and March 27, 2009. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $36.4 million for the year ended March 25, 2011, $39.2 million for the year ended March 26, 2010 and $4.9 million for the year ended March 27, 2009. Motion picture exhibitor stock options are valued at the underlying stock price during each reporting period. As of March 25, 2011 all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized. Additionally, 3,260,747 exhibitor stock options were exercised by certain of our motion picture exhibitors during the year ended March 25, 2011.

Warrants

        Prior to April 1, 2006, we had issued warrants to purchase a total of 1,335,000 shares of common stock. The warrants were primarily issued in exchange for cash received totaling $24,000. During April 2007, warrants to purchase 360,000 shares of common stock were exercised.

        Prior to April 1, 2006, we issued warrants and options to purchase 1,900,500 shares of common stock in exchange for cash received and as additional consideration to a person who lent us money. Prior to April 1, 2006, and when the awards were not fully vested, the lender exercised the warrants and options. The lender entered into a restricted stock agreement whereby we could repurchase the shares if the shares do not vest. During the year ended March 31, 2008, we repurchased 307,500 restricted shares that did not vest.

        As of March 25, 2011, there were warrants outstanding to purchase 326,700 shares of common stock. The warrants' weighted-average exercise price is approximately $0.83 per share. As of March 25, 2011, the weighted-average remaining term of the warrants was 5.0 years.

9. Share-based compensation

        We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation—Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures and the related income tax impact.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        In April 2010, our board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan (the "2010 Stock Plan"), and in June 2010, our stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, (the "2004 Plan"), such that, effective with our IPO, we will no longer make any new grants under the 2004 Plan. Instead, the board of directors or our compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock units to employees, officers, directors, non-employee directors and consultants.

        The following table reflects the components of stock-based compensation expense recognized in our consolidated statements of operations for the years ended March 25, 2011, March 26, 2010 March 27, 2009:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Cost of revenue	$160	$60	$46
Research and development	1,470	985	866
Selling and marketing	2,937	1,589	744
General and administrative	4,383	275	276

Total	$8,950	$2,909	$1,932

Stock options

        Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. Share-based compensation expense related to stock options was $6.9 million for the year ended March 25, 2011, $2.9 million for the year ended March 26, 2010 and $1.9 million for the year ended March 27, 2009.

        A summary of our stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 26, 2010	5,514	$3.75
Granted	2,781	16.38
Exercised	(2,020)	1.92
Forfeited or expired	(29)	8.96

Outstanding at March 25, 2011	6,246	$9.94	7.5	$85,650

Exercisable at March 25, 2011	2,937	$4.20	5.7	$57,128

Vested or expected to vest	6,087	$9.83	7.5	$84,169

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The total intrinsic value of options exercised during the three years ended March 25, 2011, March 26, 2010 and March 25, 2009 was $47.0 million, $6.2 million and $0.6 million, respectively.

        Awards that are vested or expected to vest take into consideration estimated forfeitures for awards not yet vested.

        The weighted-average grant date fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	March 25, 2011	March 26, 2010	March 27, 2009
Fair value of stock options granted	$8.92	$6.05	$5.14
Expected volatility	57%	63%	61%
Expected term (years)	6	6	6
Risk-free rate	2.0%	2.9%	2.8%
Expected dividends	—	—	—

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

        As of March 25, 2011, there was $23.1 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 3.0 years.

Performance stock options

        Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the year ended March 25, 2011, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. For the year ended March 25, 2011, share-based compensation expense related to performance stock options was $1.4 million.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The weighted average grant date fair values were determined using the lattice-based option valuation model with the following weighted average assumptions:

Year ended March 25, 2011
Fair value of performance stock options	$9.45
Expected volatility	65%
Expected term (years)	4
Risk-free rate	3.4%
Expected dividends	—

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

        As of March 25, 2011, there was $4.7 million of total unrecognized compensation costs related to performance stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.3 years.

Restricted stock units

        The fair value of a restricted stock unit is equal to the closing price of our common stock on the grant date. The weighted-average grant date fair values of restricted stock units granted in fiscal 2011 was $20.78. For the year ended March 25, 2011, share-based compensation expense related to restricted stock units was $0.7 million.

        The following summarizes select information regarding our restricted stock units during the year ended March 25, 2011:

(in thousands, except grant date fair value data)	Units	Weighted- average grant date fair value
Nonvested at March 26, 2010	—	$—
Granted	69	20.78
Vested	(33)	19.84
Forfeited	—	—

Nonvested at March 25, 2011	36	$23.31

        As of March 25, 2011, there was $0.7 million of total unrecognized compensation costs related to restricted stock units granted which is expected to be recognized over the remaining weighted-average period of 1.7 years.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The total fair values restricted stock units that vested during the year ended March 25, 2011 was $0.7 million. Restricted stock units were not granted in fiscal 2010 or fiscal 2009.

10. Income taxes

        The income tax provision from continuing operations consists of the following:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Current income tax provision
Federal	$—	$—	$—
State	87	78	50
Foreign	4,187	2,538	143

	4,274	2,616	193
Deferred income tax benefit
Federal	—	—	26
State	—	—	—
Foreign	(2)	64	—

Total income tax provision from continuing operations	$4,272	$2,680	$219

        Income (loss) from continuing operations before income taxes consisted of the following:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Domestic	$(5,749)	$(41,405)	$(15,795)
Foreign	3,196	4,336	(350)

Total	$(2,553)	$(37,069)	$(16,145)

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        Significant components of our deferred tax balances are as follows:

(in thousands)	March 25, 2011	March 26, 2010
Deferred tax assets:
Net operating loss carryforwards	$25,622	$17,936
Deferred revenue	6,986	8,114
Motion picture exhibitor options	3,605	16,767
Accruals, reserves and allowances	9,197	3,427
Share-based compensation	4,441	2,434
Intangible assets	454	—
Foreign tax credit carryovers	4,913	1,165
Other	1,610	1,138

Total deferred tax assets	$56,828	$50,981
Deferred tax liabilities
Fixed assets	$(9,493)	$(5,009)
Intangible assets	—	(19)
Partnership interest	(358)	(1,723)
Unbilled receivables	(3,782)	(6,059)
Other	(76)	(40)

Total deferred tax liabilities	$(13,709)	$(12,850)
Valuation allowance	(43,181)	(38,195)

Net deferred tax liabilities	$(62)	$(64)

        Due to the uncertainties surrounding the timing and realization of the benefits from our tax attributes in future tax returns, we have placed a valuation allowance against primarily all of our otherwise recognizable net deferred tax assets as of March 25, 2011 and March 26, 2010. As a result, we increased our valuation allowance through the operating statement as follows:

(in thousands)	March 25, 2011	March 26, 2010
Through continuing operations	$4,986	$16,338

Net deferred tax liabilities	$4,986	$16,338

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        The income tax provision from continuing operations differs from the amount computed by applying the U.S. statutory federal income tax rate of 34.0% to the pretax loss as a result of the following differences:

	Year ended
	March 25, 2011	March 26, 2010	March 27, 2009
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(1.2)%	4.2%	4.2%
Foreign tax rate differential	11.3%	0.1%	(0.3)%
LLC income minority interest not taxed	7.2%	(0.8)%	(1.5)%
Revaluation of deferred taxes due to changes in effective income tax rates	(13.7)%	(0.6)%	—
Research tax credits	25.2%	—	—
Permanent differences and other	(35.0)%	(0.2)%	(6.2)%
Change in valuation allowance	(195.4)%	(43.9)%	(31.6)%

Total tax benefit	(167.7)%	(7.2)%	(1.4)%

        As of March 25, 2011, we had net operating loss carryforwards of approximately $123.0 million for federal and $69.7 million for state purposes. Federal and state net operating loss carryforwards begin to expire in years 2012 and 2020, respectively. As of March 25, 2011 we had foreign tax credit carryforwards of approximately $4.7 million for federal income tax purposes that begin to expire in the year 2019. Our ability to utilize net operating loss carryforwards are generally limited and may become limited further in the event that a change in ownership occurs, as defined in the Internal Revenue Code.

        We recognize excess tax benefits associated with share-based compensation and motion picture exhibitor options to stockholders' equity only when realized. As of March 25, 2011, we have approximately $19.7 million of unrealized excess tax benefits associated with share-based compensation and exhibitor options. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

        On April 1, 2009, we adopted accounting for uncertain tax positions pursuant to ASC 740, Income Taxes. As a result of adoption, we recorded a reduction of our deferred tax assets of approximately $0.1 million with a corresponding decrease to our valuation allowance.

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        The following table summarized the activity related to our unrecognized tax benefits (in thousands):

Balance as of March 27, 2009	$—
Increases related to prior year tax positions	95
Increase related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Settlements	—

Balance as of March 26, 2010	$95
Increases related to prior year tax positions	90
Increase related to current year tax positions	161
Expiration of the statute of limitations for the assessment of taxes	—
Settlements	—

Balance as of March 25, 2011	$346

        Approximately $0.3 million of the unrecognized tax benefits will decrease the effective tax rate if recognized, subject to the valuation allowance.

        It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.

        Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

        Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 25, 2011, amounts for accrued interest and penalties associated with uncertain tax positions were not significant.

        As of March 25, 2011, unremitted earnings of the subsidiary outside of the United States were approximately $4.6 million, on which no United States taxes had been provided. Our current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

11. Related-party transactions

        In November 2007, we sold our 51.0% interest in ColorLink Japan to its noncontrolling interest owner. Prior to the November disposition, ColorLink Japan leased certain employees and facilities from its noncontrolling interest owner and purchased certain raw materials from that owner. Furthermore, the noncontrolling interest owner and its affiliate acted as a sales distributor for ColorLink Japan for designated customers. The noncontrolling interest owner provided management services for ColorLink Japan for which it received a fee of 2.0% to 3.0% of ColorLink Japan sales. Management fees paid by ColorLink Japan to its noncontrolling interest owner from the date of acquisition through the date of sale totaled $0.1 million.

        In conjunction with the November 2007 disposition of ColorLink Japan, we entered into a Technology and License Agreement with the previous noncontrolling interest owner of ColorLink Japan, and ColorLink Japan granting the parties certain exclusive and non-exclusive rights to make, use

RealD Inc.

Notes to consolidated financial statements (Continued)

11. Related-party transactions (Continued)

and sell designated inventions. As consideration for the grant of these rights, the parties have agreed to pay a royalty equal to 8.0% of revenue earned on the sale of the licensed products. Royalties earned in the year ended March 25, 2011 totaled $5.9 million, of which $0.2 million remained due and outstanding as of March 25, 2011. Royalties earned in the year ended March 26, 2010 totaled $0.8 million, of which $0.2 million remained due and outstanding as of March 26, 2010. Royalties earned in the year ended March 27, 2009 totaled $0.5 million, of which $0.1 million remained due and outstanding as of March 27, 2009.

        In addition, we purchased inventory from the previous noncontrolling interest owner of ColorLink Japan. Inventory amounts purchased totaled $13.5 million and $12.7 million for the years ended March 25, 2011 and March 26, 2010, respectively. As of March 25, 2011 and March 26, 2010, we owed the previous noncontrolling interest owner of ColorLink Japan $1.4 million and $1.7 million, respectively. Amounts purchased from us by the noncontrolling interest owner of ColorLink Japan in the year ended March 25, 2011 totaled $0.6 million of which $0.5 million remained outstanding. A principal of the previous noncontrolling interest owner of ColorLink Japan owns less than 5% share of our common stock.

        During the year ended March 25, 2011, we purchased digital projectors from the noncontrolling interest owner of our subsidiaries totaling $0.8 million. Of this amount, $0.5 million was paid upfront and $0.3 million was financed as long-term debt.

        During the year ended March 26, 2010, we purchased digital projectors from the noncontrolling interest owner of our subsidiaries totaling $4.6 million. Of this amount, $0.1 million was paid upfront, $1.6 million was due as of March 26, 2010 to our noncontrolling interest partner and $2.9 million was financed as long-term debt.

        During the year ended March 25, 2011 we paid a $0.2 million management fee to the holder of our Series C mandatorily redeemable convertible preferred stock. During the years end March 26, 2010 and March 27, 2009 we paid a $0.4 million management fee to the holder of our Series C mandatorily redeemable convertible preferred stock in the years ended. Upon the closing of our IPO in July 2010, our obligation to pay this management fee ceased.

12. Segment and geographic information

        For financial reporting purposes we currently have one reportable segment. We have three operating segments: cinema, consumer electronics and professional. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We aggregate our three operating segments into one reportable segment based on qualitative factors including similar economic characteristics and the nature of the products and services. Our product portfolio is used in applications that enable a premium 3D viewing experience across the segments. We currently generate substantially all of our revenue from the license of our RealD Cinema Systems and the sale of our eyewear, which together enable a digital cinema projector to show 3D motion pictures.

        Our top 10 customers with an accounts receivable balance represented approximately 52% and 57% of our net accounts receivable at March 25, 2011 and March 26, 2010, respectively. Our top 10

RealD Inc.

Notes to consolidated financial statements (Continued)

12. Segment and geographic information (Continued)

customers accounted for approximately 50%, 70% and 70% of our revenue for the years ended March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

        Our customers with revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of total revenue
	Year ended
	March 26, 2010	March 27, 2009
Customer A	13%	—
Customer B	12%	20%
Customer C	—	—
Customer D	—	10%
Customer E	10%	—
Customer F	—	—

        No individual customer accounted for greater than 10% of our revenues during the fiscal year ended March 25, 2011.

Geographic information

        Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended
(in thousands)	March 25, 2011	March 26, 2010	March 27, 2009
Domestic (United States and Canada)	$91,259	$62,488	$27,775
International	154,877	87,358	11,900

Total revenues	$246,136	$149,846	$39,675

        Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	March 25, 2011	March 26, 2010
Domestic (United States and Canada)	$101,563	$52,544
International	39,027	16,158

Total long-lived tangible assets	$140,590	$68,702

14. Quarterly financial data (unaudited)

	Three months ended
(dollars in thousands, except per share data)	March 25, 2011	December 24, 2010	September 24, 2010	June 25, 2010
Net revenue	$58,514	$57,780	$65,322	$64,520

RealD Inc.

Notes to consolidated financial statements (Continued)

14. Quarterly financial data (unaudited) (Continued)

	Three months ended
(dollars in thousands, except per share data)	March 25, 2011	December 24, 2010	September 24, 2010	June 25, 2010
Gross profit	29,877	6,138	13,823	17,902
Net income (loss)	4,305	(16,768)	(4,214)	9,852
Net income (loss) attributable to RealD Inc. common stockholders(1)	$4,467	$(16,587)	$(5,123)	$2,946
Earnings (loss) per common share:
Basic	$0.09	$(0.34)	$(0.12)	$0.12
Diluted	$0.08	$(0.34)	$(0.12)	$0.09

(1)
Includes undistributed earnings attributable to preferred stockholders of $2.0 million for the three months ended June 25, 2010.

	Three months ended
(dollars in thousands, except per share data)	March 26, 2010	December 25, 2009	September 25, 2009	June 26, 2009
Net revenue	$55,404	$30,195	$38,683	$25,564
Gross profit	(514)	(1,432)	8,326	2,863
Net loss	(17,936)	(12,279)	(2,545)	(6,989)
Net loss attributable to RealD Inc. common stockholders	$(20,860)	$(15,111)	$(5,410)	$(9,844)
Loss per common share, basic and diluted	$(0.85)	$(0.61)	$(0.22)	$(0.41)

15. Subsequent events (unaudited)

        On April 5, 2011, we entered into an amendment to the Credit Agreement with City National to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25 million thereafter. Subsequently, we drew down an aggregate amount of $20.0 million of revolving credit loans pursuant thereto. As of June 9, 2011, $30.0 million remains available for borrowing under the Credit Agreement.

        On May 9, 2011 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options. All 3,668,340 motion pictures exhibitor stock options have been exercised as of May 9, 2011.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure

        None.

Item 9A.    Controls and procedures

Evaluation of disclosure controls and procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Exemption from Management's Report on Internal Control Over Financial Reporting for Fiscal Year 2011

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended March 25, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other information

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings "Compensation Discussion and Analysis".

 PART III

Item 10.    Directors, executive officers and corporate governance

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings "Proposal One—Election of Class I Directors," "Corporate Governance," and "Security Ownership of Management and Certain Beneficial Owners—Section 16(a) beneficial ownership reporting compliance".

Item 11.    Executive compensation

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings "Compensation Discussion and Analysis," "Board structure—Compensation committee interlocks and insider participation," and "Compensation Committee Report".

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information".

Item 13.    Certain relationships and related transactions, and director independence

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings "Board Structure—Determination of Independence," "Compensation Discussion and Analysis—Executive employment agreements," "Proposal One—Election of Class 1 Directors," and "Corporate Governance".

Item 14.    Principal accounting fees and services

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings "Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm for Fiscal Year 2012".

PART IV

Item 15.    Exhibit and financial statement schedules

        (a)   The following documents are filed as part of or are included in this Annual Report on Form 10-K:

  1.
  Financial Statements

    See Index to Consolidated Financial Statements on page 67 of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules

    Financial Statement Schedule II:    Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Annual Report Form 10-K. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to cost and expenses	Other adjustments/ deductions(1)	Balance at end of period
Allowance for doubtful accounts and customer credits:
Year ended March 25, 2011	$1,201	$5,432	$170	$6,803
Year ended March 26, 2010	$647	$816	$(262)	$1,201
Year ended March 27, 2009	$154	$308	$185	$647
Deferred tax valuation allowance:
Year ended March 25, 2011	$(38,195)	$(4,986)	$—	$(43,181)
Year ended March 26, 2010	$(21,857)	$(16,338)	$—	$(38,195)
Year ended March 27, 2009	$(16,724)	$(5,133)	$—	$(21,857)

(1)
Other adjustments and deductions primarily consist of adjustments to deferred revenue and write-offs of amounts previously charged to the provision.

3.
List of Exhibits

    The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealD Inc. (Registrant)
June 9, 2011	By:	/s/ MICHAEL V. LEWIS Michael V. Lewis Chief Executive Officer

POWER OF ATTORNEY

        Each person whose individual signature appears below hereby constitutes and appoints Michael V. Lewis, Andrew A. Skarupa and Craig S. Gatarz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL V. LEWIS Michael V. Lewis	Chief Executive Officer and Director (Principal Executive Officer)	June 9, 2011
/s/ ANDREW A. SKARUPA Andrew A. Skarupa	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 9, 2011
/s/ JOSHUA GREER Joshua Greer	President and Director	June 9, 2011
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	June 9, 2011

Signature	Title	Date

/s/ RICHARD L. GRAND-JEAN Richard L. Grand-Jean	Director	June 9, 2011
/s/ SHERRY LANSING Sherry Lansing	Director	June 9, 2011
/s/ STEPHEN ROYER Stephen Royer	Director	June 9, 2011
/s/ P. GORDON HODGE P. Gordon Hodge	Director	June 9, 2011
/s/ JAMES CAMERON James Cameron	Director	June 9, 2011

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the registrant.

3.2	(2)	Amended and Restated Bylaws of the registrant

4.1	(3)	Specimen of common stock certificate.

4.2	(3)	Amended and Restated Investors' Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.

4.3	(4)	Amendment and Agreement to Amended and Restated Investors' Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.

4.4	(5)	Side letter, dated June 25, 2010, to Amended and Restated Investors' Rights Agreement, as amended.

10.1	#(6)	2004 Amended and Restated Stock Incentive Plan.

10.2	#(7)	Form of Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.

10.3	#(6)	2010 Stock Incentive Plan.

10.4	#(6)	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the Chief Executive Officer and the registrant.

10.5	#(6)	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the executive officers and the registrant.

10.6	#(6)	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the Chief Executive Officer and the registrant.

10.7	#(6)	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the executive officers and the registrant.

10.8	#(6)	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the non-employee directors and the registrant.

10.9	#(6)	Employment Agreement, dated May 25, 2010, between Michael V. Lewis and the registrant.

10.10	#(6)	Employee Invention Assignment and Confidentiality Agreement dated May 25, 2010 between Michael V. Lewis and the registrant.

10.11	#(3)	Indemnification Agreement, dated April 8, 2010, between Michael V. Lewis and the registrant.

10.12	#(3)	Form of Separation Agreement and General Release of Claims between Michael V. Lewis and the registrant.

10.13	#(7)	Form of Indemnification Agreement between the registrant and its directors and officers.

10.14	+(6)	Real D System License Agreement (U.S. 2008), dated October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.

10.15	+(8)	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated, October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.

Exhibit Number		Description
10.16	+(6)	Amended and Restated Real D System License Agreement (U.S. 2009), dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.

10.17	+(8)	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.

10.18	+(6)	Second Amended and Restated RealD System License Agreement (2010), dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.

10.19	(8)	Operating Agreement of Digital Link II, LLC, dated March 2, 2007.

10.20	+(9)	RealD Inc. Amended and Restated Nonqualified Stock Option Grant and RealD Inc. Amended and Restated Stock Option Agreement, both dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.

10.21	#(10)	Director Offer Letter and Consent, dated May 17, 2010, by and between P. Gordon Hodge and the registrant.

10.22	#(11)	Employment Agreement, dated May 25, 2010, between Andrew A. Skarupa and the registrant.

10.23	#(12)	Employment Agreement, dated May 25, 2010, between Joshua Greer and the registrant.

10.24	#(13)	Employment Agreement, dated May 25, 2010, between Joseph Peixoto and the registrant.

10.25	#(14)	Employment Agreement, dated May 25, 2010, between Robert Mayson and the registrant.

10.26	#(15)	Form of Separation Agreement and General Release of Claims between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto and Robert Mayson.

10.27	#(16)	Form of Employee Invention Assignment and Confidentiality Agreement between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto, Robert Mayson and other non-executive employees.

10.28	#(17)	Employment Agreement, dated January 21, 2010, between Craig Gatarz and the registrant.

10.29	(18)	Credit and Security Agreement, dated June 24, 2010, by and between City National Bank and the registrant.

10.30	#(19)	Employment Agreement, dated September 1, 2007, between Andrew A. Skarupa and the registrant.

10.31	#(20)	Employment Agreement, dated September 1, 2007, between Joseph Peixoto and the registrant.

10.32	#(21)	Employment Agreement, dated February 25, 2010, between Robert Mayson and the registrant.

10.33	#(22)	Employment Agreement, dated November 5, 2008, between Robert Mayson and RealD Europe Limited.

10.34	#(23)	Director Offer Letter and Consent, dated May 20, 2010, by and between Sherry Lansing and the registrant.

10.35	#(24)	Director Offer Letter and Consent, dated May 17, 2010, by and between Frank J. Biondi, Jr. and the registrant.

Exhibit Number		Description
10.36	#(25)	Director Offer Letter and Consent, dated May 17, 2010, by and between Richard Grand-Jean and the registrant.

10.37	#(26)	Director Offer Letter and Consent, dated May 20, 2010, by and between James Cameron and the registrant.

10.38	#(27)	2010 Management Incentive Plan.

10.39	#(28)	Employment Agreement, dated October 18, 2010, between Craig Gatarz and the registrant.

10.40	(29)	First Amendment to the Real D System License Agreement (U.S. 2008), dated as of January 26, 2011, by and between RealD Inc. and Regal Cinemas, Inc.

10.41	(30)	First Amendment to Credit and Security Agreement, dated as of April 5, 2011, between RealD, Inc. and City National Bank.

10.42	(31)	Continuing Guaranty, dated as of April 5, 2011, executed by ColorLink Inc. in favor of City National Bank.

10.43	(32)	Continuing Guaranty, dated as of April 5, 2011, executed by Stereographics Corporation in favor of City National Bank.

10.44	#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.45	#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.46	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the executive officers and the registrant.

21.1		List of significant subsidiaries of the registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

#
Indicates management contract or compensatory plan, contract, or agreement.

(1)
Incorporated by reference to Exhibit 3.2 filed with the Registrant's Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.

(2)
Incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.

(3)
Incorporated by reference to exhibit of same number filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(4)
Incorporated by reference to Exhibit 4.6 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(5)
Incorporated by reference to Exhibit 4.8 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(6)
Incorporated by reference to exhibit of same number filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(7)
Incorporated by reference to exhibit of same number filed with the Registrant's Registration Statement on Form S-1 (No. 333-165988) on April 9, 2010.

(8)
Incorporated by reference to exhibit of same number filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 10, 2010.

(9)
Incorporated by reference to Exhibit 10.24 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 10, 2010.

(10)
Incorporated by reference to Exhibit 10.25 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(11)
Incorporated by reference to Exhibit 10.27 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(12)
Incorporated by reference to Exhibit 10.28 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(13)
Incorporated by reference to Exhibit 10.29 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(14)
Incorporated by reference to Exhibit 10.31 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(15)
Incorporated by reference to Exhibit 10.31 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(16)
Incorporated by reference to Exhibit 10.32 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(17)
Incorporated by reference to Exhibit 10.33 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(18)
Incorporated by reference to Exhibit 10.34 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(19)
Incorporated by reference to Exhibit 10.35 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(20)
Incorporated by reference to Exhibit 10.36 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(21)
Incorporated by reference to Exhibit 10.37 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(22)
Incorporated by reference to Exhibit 10.38 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(23)
Incorporated by reference to Exhibit 10.39 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(24)
Incorporated by reference to Exhibit 10.40 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(25)
Incorporated by reference to Exhibit 10.41 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.

(26)
Incorporated by reference to Exhibit 10.42 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(27)
Incorporated by reference to Exhibit 10.43 filed with the Registrant's Registration Statement on Form S-1/A (No. 333-165988) on June 28, 2010.

(28)
Incorporated by reference to Exhibit 10.39 filed with the Registrant's Registration Statement on Form S-1 (No. 333-170766) on November 22, 2010.

(29)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on January 27, 2011.

(30)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 8, 2011.

(31)
Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on April 8, 2011.

(32)
Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on April 8, 2011.