Form 10-Q
period 2011-06-24
RealD Inc.
filed 2011-07-29
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 24, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

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
Yes  ☒    No  ☐

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
Yes  ☐    No  ☒

On July 26, 2011, the registrant had 54,209,904 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
June 24, 2011

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	June 24,	March 25,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,892	$16,936
Accounts receivable, net	50,315	50,676
Inventories	61,369	54,971
Deferred costs – eyewear	2,235	49
Deferred income taxes	–	1,029
Income taxes receivable	–	139
Prepaid expenses and other current assets	960	1,734
Total current assets	133,771	125,534
Property and equipment, net	7,978	7,889
Cinema systems, net	141,159	122,226
Digital projectors, net-held for sale	10,142	10,475
Goodwill	10,657	10,657
Other intangibles, net	1,874	1,918
Deferred income taxes	817	–
Other assets	3,413	1,448
Total assets	$309,811	$280,147

Liabilities and equity
Current liabilities:
Accounts payable	$52,545	$58,713
Accrued expenses and other liabilities	30,966	40,118
Deferred revenue	15,740	14,176
Credit facility agreement	25,000	–
Income taxes payable	4,063	–
Deferred income taxes	701	–
Current portion of long-term debt	1,716	2,291
Total current liabilities	130,731	115,298
Deferred revenue, net of current portion	15,463	14,106
Other long-term liabilities, customer deposits and virtual print fee liability	5,728	4,533
Long-term debt, net of current portion	–	19
Deferred income taxes	–	1,091
Commitments and contingencies
Equity
Common stock, $0.0001 par value, 200,000 shares authorized; 54,210 and 53,570 shares issued and outstanding at June 24, 2011 and March 25, 2011, respectively	296,291	292,904
Accumulated deficit	(139,985)	(149,580)
Total RealD Inc. stockholders’ equity	156,306	143,324
Noncontrolling interest	1,583	1,776
Total equity	157,889	145,100
Total liabilities and equity	$309,811	$280,147

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended
	June 24,	June 25,
	2011	2010

Revenue:
License	$35,711	$25,728
Product and other	23,849	38,792
Total revenue	59,560	64,520
Cost of revenue:
License	6,416	2,995
Product and other	17,825	43,623
Total cost of revenue	24,241	46,618
Gross profit	35,319	17,902
Operating expenses:
Research and development	4,645	2,979
Selling and marketing	7,229	4,105
General and administrative	8,430	6,230
Total operating expenses	20,304	13,314
Operating income	15,015	4,588
Interest expense	(211)	(519)
Other income (loss)	(150)	6,610
Income before income taxes	14,654	10,679
Income tax expense	5,252	827
Net income	9,402	9,852
Net (income) loss attributable to noncontrolling interest	193	(1,060)
Accretion of preferred stock	-	(3,838)
Undistributed earnings attributable to preferred stockholders	-	(2,008)
Net income attributable to RealD Inc. common stockholders	$9,595	$2,946

Earnings per common share:
Basic	$0.18	$0.12
Diluted	$0.17	$0.09

Shares used in computing earnings per common share:
Basic	53,955	24,691
Diluted	57,781	31,073

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Three Months Ended
	June 24,	June 25,
	2011	2010
Cash flows from operating activities
Net income	$9,402	$9,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,098	2,668
Deferred income tax	(178)	–
Non-cash interest expense	133	436
Non-cash stock compensation	2,899	656
Motion picture exhibitor option reduction in revenue	–	492
Gain on sale of digital projectors	–	(6,676)
Impairment of long-lived assets	118	131
Changes in operating assets and liabilities:
Accounts receivable	361	331
Inventories	(6,398)	(4,928)
Prepaid expenses and other current assets	774	(1,965)
Deferred costs - eyewear	(2,186)	(565)
Other assets	(1,965)	(3,843)
Accounts payable	(6,165)	704
Accrued expenses and other liabilities	(9,285)	1,436
Other long-term liabilities, customer deposits and virtual print fee liability	1,195	1,222
Income taxes receivable/payable	4,202	15
Deferred revenue	2,921	9,711
Net cash provided by operating activities	1,926	9,677

Cash flows from investing activities
Purchases of property and equipment	(684)	(682)
Purchases of cinema systems and related components	(24,180)	(14,590)
Purchases of digital projectors	–	(537)
Proceeds from sale of digital projectors	–	15,354
Net cash used in investing activities	(24,864)	(455)

Cash flows from financing activities
Noncontrolling interest distribution	–	(888)
Repayments of long-term debt	(594)	(6,919)
Proceeds from credit facility	30,000	5,000
Repayments on credit facility	(5,000)	–
Proceeds from exercise of stock options	395	–
Proceeds from exercise of warrants	90	–
Proceeds from exercise of motion picture exhibitor options	3	–
Net cash provided by (used in) financing activities	24,894	(2,807)
Net increase in cash and cash equivalents	1,956	6,415
Cash and cash equivalents, beginning of year	16,936	13,134
Cash and cash equivalents, end of year	$18,892	$19,549

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$-	$3,838

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc., including its subsidiaries (“RealD”), is a global licensor of stereoscopic 3D technologies.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended March 25, 2011.

The condensed consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. We do not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries’ assets, liabilities, and operating results are included in their entirety in the accompanying condensed consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non-controlling interest in the condensed consolidated balance sheets under equity and condensed consolidated statements of operations.

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

2. Summary of significant accounting policies

Accounting period

Our fiscal year consists of four 13-week periods for a total of 52 weeks. The fiscal year for 2012 will end on March 23, 2012.

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

Net income (loss) per share of common stock

Basic income (loss) per share of common stock is computed by dividing the net income (loss) attributable to RealD Inc. common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the holders of our convertible preferred stock were entitled to participate in dividends and earnings of our company, we applied the two-class method in calculating our earnings per share for periods when we generated net income prior to the conversion of the preferred shares into common shares on July 21, 2010. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. No such dividends were paid. Because the convertible preferred stock was not contractually obligated to share in our losses, no such allocation is made for periods when we had net losses.  Due to the conversion of the preferred shares into common shares on July 21, 2010, the two-class method of calculating earnings per share was not applied subsequent to that date.

The calculation of the basic and diluted income per share of common stock for the three months ended June 24, 2011 and June 25, 2010 was as follows:

	Three months ended
	June 24,	June 25,
(in thousands, except per share data)	2011	2010
Numerator:
Net income	$9,402	$9,852
Net (income) loss attributable to noncontrolling interest	193	(1,060)
Accretion of preferred stock	-	(3,838)
Undistributed earnings attributable to preferred stockholders	-	(2,008)
Net income attributable to RealD Inc. common stockholders	$9,595	$2,946

Denominator:
Weighted-average common shares outstanding (basic)	53,955	24,691
Effect of dilutive securities	3,826	6,382
Weighted-average common shares outstanding (diluted)	57,781	31,073

Earnings per common share:
Basic	$0.18	$0.12
Diluted	$0.17	$0.09

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted income per common share for the three months ended June 24, 2011 and June 25, 2010 was as follows:

	Three months ended
	June 24,	June 25,
(in thousands)	2011	2010
Options and warrants to purchase common stock	102	-
Conversion of convertible preferred stock	-	16,836
Total	102	16,836

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of June 24, 2011, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $4.5 million. As of June 24, 2011 and March 25, 2011, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For the three months ended June 24, 2011 and June 25, 2010, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.5 million and $6.8 million as of June 24, 2011 and March 25, 2011, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified.

For the three months ended June 24, 2011 and June 25, 2010, we recorded inventory impairments of $1.6 million and $0.9 million, respectively, as a result of our net realizable value analyses.

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

We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. RealD eyewear inventory costs for products shipped that have not yet been expensed are reported as deferred costs-eyewear.

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

For the three months ended June 24, 2011, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.1 million. For the three months ended June 25, 2010, impairment charges for impaired RealD Cinema Systems charged to cost of revenue were not significant.

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

Revenue reductions

We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options were fully vested by March 25, 2011 upon the achievement of screen installation targets. Prior to being fully vested, the motion picture exhibitor stock options were valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized were based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $0.5 million for the three months ended June 25, 2010. As the motion picture exhibitor stock options had fully vested as of March 25, 2011, all of the associated reduction of revenue had been recognized through that date.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.8 million and $5.1 million for the three months ended June 24, 2011 and June 25, 2010, respectively.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for us beginning after December 15, 2011. We are currently evaluating the impact the adoption of new guidance will have on consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the us beginning after December 15, 2011 and we will be required to apply it retrospectively. The adoption of this standard will only impact the presentation of our financial statements and will have no impact on the reported results.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	June 24,	March 25,
(in thousands)	2011	2011
RealD Cinema Systems	$166,575	$142,602
Digital projectors - held for sale	13,333	13,333
Leasehold improvements	1,174	1,163
Machinery and equipment	6,812	6,430
Furniture and fixtures	13	15
Computer equipment and software	2,623	2,089
Construction in process	559	820
Total	$191,089	$166,452
Less accumulated depreciation	(31,810)	(25,862)
Property and equipment, RealD Cinema Systems and digital projectors, net	$159,279	$140,590

Depreciation expense amounted to $6.1 million and $2.6 million for the three months ended June 24, 2011 and June 25, 2010, respectively.

We receive virtual print fees (“VPFs”) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $1.7 million and $1.5 million as of June 24, 2011 and March 25, 2011, respectively.

During the three months ended June 25, 2010, we received $15.4 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.3 million of notes payable to the equipment providers.

4. Borrowings

Credit and security agreement

We have entered into a new credit and security agreement with City National Bank, which was dated as of June 24, 2010 and amended on April 5, 2011 (as amended, the “Credit Agreement”), to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25 million thereafter and which will mature on June 30, 2012. The Credit Agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are guaranteed by our subsidiaries, ColorLink, Inc. (“ColorLink”) and Stereographics Corporation (“Stereographics”). The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (“LIBOR”) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum.

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 24, 2011, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of June 24, 2011, there was $25.0 million in borrowings outstanding under the Credit Agreement. As of June 24, 2011, borrowings outstanding under the Credit Agreement bear interest at 3.50%. As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement.

Interest expense related to our borrowings under the Credit Agreement was $0.2 million for the three months ended June 24, 2011. Interest expense related to our borrowings under our credit facility agreement was $0.3 million for the three months ended June 25, 2010.

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

Notes payable totaled $1.7 million and $2.3 million as of June 24, 2011 and March 25, 2011, respectively. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to notes payable was not significant for the three months ended June 24, 2011. Interest expense related to notes payable was $0.2 million for the three months ended June 25, 2010.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $10.4 million at June 24, 2011 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

6. Mandatorily redeemable convertible preferred stock and equity

Mandatorily redeemable convertible preferred stock

We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010. Accretion was provided using the effective interest-rate method. For the three months ended June 25, 2010, we recorded accretion of $3.8 million.

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

Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $0.5 million for the three months ended June 25, 2010.  As the motion picture exhibitor stock options had fully vested as of March 25, 2011, all of the associated reduction of revenue had been recognized through that date.  Additionally, 407,593 exhibitor stock options were exercised by certain of our motion picture exhibitors during the three months ended June 24, 2011. As of June 24, 2011 all motion picture exhibitor stock options have been exercised.

Warrants

As of June 24, 2011, there were warrants outstanding to purchase 217,800 shares of common stock. For the three months ended June 24, 2011, 108,900 warrants were exercised. The outstanding warrants’ weighted-average exercise price is $0.83 per share. As of June 24, 2011, the weighted-average remaining term of the warrants was 4.7 years.

7. Share-based compensation

We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact.

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the three months ended June 24, 2011, we granted 78,800 stock options at a weighted average grant date fair value of $13.62 per share.  For the three months ended June 24, 2011 and June 25, 2010, share-based compensation expense related to stock options was $2.1 million and $0.7 million, respectively.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended June 24, 2011, share-based compensation expense related to performance stock options was $0.5 million.

Restricted stock units

Restricted stock units vest on a monthly basis over one to four years. For the three months ended June 24, 2011, share-based compensation expense related to restricted stock units was $0.3 million.

Share-based compensation expense for all share-based arrangements for the three months ended June 24, 2011 and June 25, 2010 was as follows:

	Three months ended
	June 24,	June 25,
(in thousands)	2011	2010
Share-based compensation
Cost of revenue	$65	$13
Research and development	397	202
Selling and marketing	911	381
General and administrative	1,526	60
Total	$2,899	$656

8. Income taxes

Our income tax expense for the three months ended June 24, 2011 and June 25, 2010 was $5.3 million and $0.8 million, respectively, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of June 24, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

9. Equity

A summary of the changes in total equity for the three months ended June 24, 2011 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	equity	interest	equity

Balance, March 25, 2011	$143,324	$1,776	$145,100
Share-based compensation	2,899	-	2,899
Exercise of stock options	395	-	395
Exercise of motion picture exhibitor options	3	-	3
Exercise of warrants	90	-	90
Comprehensive income:
Net income (loss)	9,595	(193)	9,402
Total comprehensive income			9,402
Balance, June 24, 2011	$156,306	$1,583	$157,889

10. Subsequent Events

On July 21, 2011 we received $1.1 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $0.5 million in other income (loss).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal 2012 ending March 23, 2012 as well their commercial success and consumer preferences; our ability to generate substantial revenue from the licensing of our 3D technologies for use in the 3D consumer electronics market; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

Overview

We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio is used in applications that enable a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Display, active and passive eyewear, and RealD Format to consumer electronics manufacturers and content providers and distributors to enable the delivery and viewing of 3D content on high definition televisions, laptops and other displays. Our cutting-edge 3D technologies have been used for applications such as piloting the Mars Rover.

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

•                  Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for futher discussion regarding Adjusted EBITDA, see ‘‘—Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended
	June 24,	June 25,
(approximate numbers)	2011	2010

Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	10,300	4,400
Total international RealD enabled screens	7,200	3,100
Total RealD enabled screens	17,500	7,500
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,500	1,900
Total international locations with RealD enabled screens	2,300	1,600
Total locations with RealD enabled screens	4,800	3,500
Number of 3D motion pictures (released during period)	8	3

Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption “Non-U.S. GAAP discussion.”  If we are successful in expanding our business with consumer electronics manufacturers and content producers and distributors to incorporate our RealD Display and RealD Format technologies into their products and platforms, our key business metrics in future periods may include the number of units of 3D-enabled plasma and LCD televisions, interactive gaming consoles and laptop computers shipped in that period. To date, we have not generated significant revenue in our consumer electronics business.

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of June 24, 2011, there were approximately 17,500 RealD-enabled screens worldwide as compared to approximately 7,500 RealD-enabled screens worldwide as of June 25, 2010, an increase of 10,000 RealD-enabled screens or 133%.  Based on the slate announcements by motion picture studios, we anticipate that approximately 37 3D motion pictures will be released worldwide in our fiscal year 2012, including sequels to successful major motion picture franchises, such as Harry Potter, Transformers, Pirates of the Caribbean, Kung Fu Panda and Cars, and that as the number of RealD-enabled screens and 3D motion pictures released increases, we expect that our revenue and capital needs will continue to grow.

Consumer electronics

We have recently made available our RealD Display, active and passive eyewear, RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Pirates of the Caribbean, Thor, Rio and Kung Fu Panda is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

Motion picture exhibitor stock options

We incurred variability in our license revenue and operating results in connection with stock options issued to some of our motion picture exhibitor licensees that vested upon the achievement of screen installation targets. For further discussion regarding exhibitor stock options, see “Critical accounting policies and estimates.”

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended
	June 24,	June 25,
(in thousands)	2011	2010
Consolidated statements of operations data:
Gross revenue	$59,560	$65,012
Motion picture exhibitor options	-	(492)
Net revenue	59,560	64,520
Cost of revenue	24,241	46,618
Gross profit	35,319	17,902
Operating expenses:
Research and development	4,645	2,979
Selling and marketing	7,229	4,105
General and administrative	8,430	6,230
Total operating expenses	20,304	13,314
Operating income	15,015	4,588
Interest expense	(211)	(519)
Other income (loss)	(150)	6,610
Income before income taxes	14,654	10,679
Income tax expense	5,252	827
Net income	9,402	9,852
Net (income) loss attributable to noncontrolling interest	193	(1,060)
Accretion of preferred stock	-	(3,838)
Undistributed earnings attributable to preferred stockholders	-	(2,008)
Net income attributable to RealD Inc. common stockholders	$9,595	$2,946

Other data:
Adjusted EBITDA (1)	$26,056	$10,974

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

Three months ended June 24, 2011 compared to three months ended June 25, 2010

	Three months ended
	June 24,	June 25,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue:
Gross license	$35,711	$26,220	$9,491	36%
Motion picture exhibitor options	-	(492)	492	(100%)
Net license	35,711	25,728	9,983	39%
Product and other	23,849	38,792	(14,943)	(39%)
Total net revenue	$59,560	$64,520	$(4,960)	(8%)

The decrease in net revenue recorded during the three months ended June 24, 2011 compared to the three months ended June 25, 2010 was primarily due to the decrease in product and other revenue, partially offset by an increase in net license revenues resulting from an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 52% of gross revenue for the three months ended June 24, 2011 as compared to 50% for the three months ended June 25, 2010.

For the three months ended June 24, 2011, there were four motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended June 24, 2011 includes admission-based fees related to the following motion pictures: Pirates of the Caribbean: On Stranger Tides ($7.8 million), Thor ($5.8 million), Rio ($5.0 million) and Kung Fu Panda 2 ($3.5 million). For the three months ended June 25, 2010, there were six motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended June 25, 2010 included admission-based fees related to the following motion pictures: Shrek Forever After ($4.2 million), How to Train Your Dragon ($5.2 million), Clash of the Titans ($4.1 million), Toy Story 3 ($2.7 million), Alice in Wonderland ($4.2 million) and Avatar ($1.4 million). Our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the box office generated by those 3D motion picture releases. In addition, all reduction of revenue related to motion picture exhibitor stock options had been recognized as of March 25, 2011.

Net license revenues comprised 60% and 40% of total revenues for each of the three months ended June 24, 2011 and June 25, 2010, respectively. International license revenues comprised 58% of gross license revenues in the three months ended June 24, 2011 as compared to 35% for the three months ended June 25, 2010.

The decrease in our net product and other revenue in the three months ended June 24, 2011 as compared to the three months ended June 25, 2010, was primarily a result of a decrease in the volume of RealD eyewear largely sold to our international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as the inventory build by non-U.S. motion picture exhibitors in the year-ago period. International product revenues comprised 43% of total product revenues in the three months ended June 24, 2011 as compared to 59% for the three months ended June 25, 2010.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As a result of an expanding 3D motion picture slate and box office and increased competition, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate in future periods.

Cost of Revenue
	Three months ended
	June 24,	June 25,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue	$59,560	$64,520	$(4,960)	(8%)
Cost of revenue:
License	6,416	2,995	3,421	114%
Product and other	17,825	43,623	(25,798)	(59%)
Total cost of revenue	$24,241	$46,618	$(22,377)	(48%)
Gross profit	$35,319	$17,902	$17,417	97%
Gross margin	59%	28%

For the three months ended June 24, 2011, our cost of revenue decreased primarily due to the decrease of RealD eyewear sales and the increased usage of recycled eyewear. Cost of revenue decreased, as a percentage of revenue, to 41% for the three months ended June 24, 2011, as compared to 72% for the three months ended June 25, 2010. Contributing to the improvement in gross margin was an increase in license revenue, a decrease in RealD eyewear sales and the increased usage of recycled eyewear, which generates higher gross margin. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

There was no motion picture exhibitor option expense in the three months ended June 24, 2011. Excluding the impact of motion picture exhibitor stock options of $0.5 million, gross profit would have been $18.4 million for the three months ended June 25, 2010, and gross margin would have been 29%.

License cost of revenue increased $3.4 million quarter-over-quarter primarily as a result of a $3.0 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales for the three months ended June 24, 2011 and June 25, 2010 is depreciation expense of $5.5 million and $2.5 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 15% for the three months ended June 24, 2011 from 9% for the three months ended June 25, 2010.

We had product and other gross profit of $6.0 million for the three months ended June 24, 2011, primarily due to RealD eyewear. The decrease in our cost of product and other revenue is primarily a result of the decrease in the volume of RealD eyewear, the increased usage of recycled eyewear and a decrease in freight related expenses. Product and other gross margin increased to 25% for the three months ended June 24, 2011 as compared to negative 12% for the three months ended June 25, 2010. Freight related expense decreased by an aggregate of $5.2 million as a result of the decreased volume of RealD eyewear as well as a reduction in expedited freight charges. Expedited freight charges were insignificant in the three months ended June 24, 2011.

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

Operating expenses
	Three months ended
	June 24,	June 25,	Amount	Percentage
(in thousands)	2011	2010	change	change
Research and development	$4,645	$2,979	$1,666	56%
Selling and marketing	7,229	4,105	3,124	76%
General and administrative	8,430	6,230	2,200	35%
Total operating expenses	$20,304	$13,314	$6,990	53%

Research and development.  Our research and development expenses increased primarily due to a $0.7 million increase in spending on prototypes and a $0.8 million increase in personnel costs. The change in personnel costs includes a $0.2 million increase in share-based compensation expense and a $0.4 million increase in contractual and discretionary bonuses. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to a $1.5 million increase in personnel costs, the incurrence of additional advertising and marketing initiatives of $1.1 million in the three months ended June 24, 2011 and $0.3 million of selling and marketing costs related to the feature film, Carmen in 3D which we co-produced with London’s Royal Opera House. The change in personnel costs includes an increase in the number of selling and marketing personnel to 28 at June 24, 2011 from 16 at June 25, 2010, a $0.5 million increase in share-based compensation expense and a $0.6 million increase in contractual and discretionary bonuses. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $2.5 million increase in personnel costs. The increase in personnel costs includes an increase in salaries and benefits of $0.6 million as we increased the number of general and administrative employees to 33 at June 24, 2011 from 18 at June 25, 2010 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is a $1.5 million increase in share-based compensation expense and a $0.4 million increase in contractual and discretionary bonuses. Public company related expenses increased $0.4 million in the three months ended June 24, 2011 and include listing, registration and issuance costs, as well as investor relations and compliance fees.  Legal expenses and professional fees increased $1.0 million to support the growth in our operations.  These increases were partially offset by decreases in bad debt expense of $2.0 million. We expect to incur additional general and administrative expenses for sales and use taxes as our revenue in the United States grows, as well as to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

Interest expense.  Interest expense for the three months ended June 24, 2011 and June 25, 2010 was $0.2 million and $0.5 million, respectively, primarily due to interest rates related to the borrowings under our credit facility agreement and reduction in the outstanding amounts of our notes payable.

Income tax.  Our income tax expense for the three months ended June 24, 2011 was $5.3 million compared to $0.8 million for the three months ended June 25, 2010, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

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

Liquidity and capital resources

Since our inception and through June 24, 2011, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current credit and security agreement with City National Bank, a national banking association or City National and through the issuance of notes payable to stockholders and vendors, and net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments.

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

As of June 24, 2011, our primary sources of liquidity were our cash and cash equivalents of $18.9 million and our credit and security agreement with City National Bank providing for a revolving credit facility of up to (i) up to $50 million through December 31, 2011 and (ii) up to $25 million thereafter, $25.0 million of which was available for borrowing.

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

We believe that our cash, cash equivalents, potential cash flows from operations, and our availability under our credit and security agreement with City National Bank will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Three months ended
	June 24,	June 25,
(in thousands)	2011	2010
Operating activities	$1,926	$9,677
Investing activities	(24,864)	(455)
Financing activities	$24,894	$(2,807)

Cash flow from operating activities

Net cash inflows from operating activities during the three months ended June 24, 2011 primarily resulted from net income, partially offset by decreases in accounts payable and accrued expenses and increases in eyewear inventory. Eyewear inventories grew in anticipation of the upcoming 3D film slate and in order to support an increase in RealD Cinema systems installations and admissions.

Net cash inflows from operating activities during the three months ended June 25, 2010 primarily resulted from improved operating performance as RealD Cinema System installations and admissions increased. Net cash inflows from operating activities also benefited from increases in deferred revenue from international eyewear sales, accrued expenses, partially offset by an increase in eyewear inventories and deferred offering costs. Increases in accrued expenses were due to increased business activities at quarter end, resulting in significant amounts due to vendors and employees. Eyewear inventories grew in order to support an increase in RealD Cinema System installations and admissions.

Cash flow from investing activities and capital resources

For both the three months ended June 24, 2011 and June 25, 2010, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the three months ended June 25, 2010, we received proceeds of $15.4 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $24.9 million for the three months ended June 24, 2011 and $15.8 million for the three months ended June 25, 2010. We expect our capital expenditures of cinema systems and related components to be approximately $55.0 million to $65.0 million for the fiscal year ending March 23, 2012. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Cash flow from financing activities

Net cash inflows from financing activities for the three months ended June 24, 2011 primarily resulted from proceeds from the credit and security agreement of $30.0 million partially offset by $5.0 million repayments on the credit and security agreement.

Net cash outflows from financing activities for the three months ended June 25, 2010 primarily resulted from repayments of long-term debt of $6.9 million and a noncontrolling interest distribution of $0.9 million offset from proceeds from our revolving credit facility of $5.0 million.

From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.0%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $1.7 million at June 24, 2011 and $2.3 million at March 25, 2011.

We have entered into a new credit and security agreement with City National Bank, which was dated as of June 24, 2010 and amended on April 5, 2011, to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25 million thereafter and which will mature on June 30, 2012. This agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the new credit and security agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National Bank and are guaranteed by our subsidiaries, ColorLink, Inc. and Stereographics Corporation.

Under the new credit and security agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 24, 2011, we were in compliance with all financial covenants in our credit facility agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of June 24, 2011, there was $25.0 million outstanding under the credit and security agreement and there was $25.0 million available to borrow under the credit and security agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

For the three months ended June 24, 2011 proceeds from employee stock option exercises was $0.4 million.  For the three months ended June 24, 2011 proceeds from the exercise of warrants in our common stock was $0.1 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three months ended June 24, 2011 and June 25, 2010:

	Three months ended
	June 24,	June 25,
(in thousands)	2011	2010

Net income	$9,402	$9,852
Add (deduct):
Interest expense	211	519
Income tax expense	5,252	827
Depreciation and amortization	6,098	2,668
Other (income) loss (1)	150	(6,610)
Share-based compensation expense (2)	2,899	656
Exhibitor option expense (3)	-	492
Impairment of assets and intangibles (4)	118	131
Sales and use tax (5)	1,490	2,145
Property tax (6)	436	206
Management fee (7)	-	88
Adjusted EBITDA	$26,056	$10,974

(1)   Includes amortization of debt issue costs and unrealized foreign currency exchange gains and losses and gain on sale of digital projectors.

(2)   Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units to employees, officers and directors.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP. See also “Part II, Item 7: Management’s discussion and analysis of financial condition and results of operations—Non-U.S. GAAP discussion” and “—Seasonality.”

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

Revenue reductions.  We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vested upon the achievement of screen installation targets. Motion picture exhibitor stock options were valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized were based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $0.5 million the three months ended June 25, 2010. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

Share-based compensation

We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period.  We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact.

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the three months ended June 24, 2011, we granted 78,800 stock options at a weighted average grant date fair value of $13.62 per share.  For the three months ended June 24, 2011 and June 25, 2010, share-based compensation expense related to stock options was $2.1 million and $0.7 million, respectively.

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

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended June 24, 2011, share-based compensation expense related to performance stock options was $0.5 million.

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

Restricted stock units

Restricted stock units vest on a monthly basis over one to two years. For the three months ended June 24, 2011, share-based compensation expense related to restricted stock units was $0.3 million.

Share-based compensation expense for the three months ended June 24, 2011 and June 25, 2010 was as follows:

	Three months ended
	June 24,	June 25,
(in thousands)	2011	2010
Share-based compensation
Cost of revenue	$65	$13
Research and development	397	202
Selling and marketing	911	381
General and administrative	1,526	60
Total	$2,899	$656

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

We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. RealD eyewear inventory costs for products shipped that have not yet been expensed are reported as deferred costs-eyewear.

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

For the three months ended June 24, 2011, impairment charges for impaired RealD Cinema Systems charged to cost of revenue totaled $0.1 million. For the three months ended June 25, 2010, impairment charges for impaired RealD Cinema Systems charged to cost of revenue were not significant.

Deferred tax asset valuation and tax exposures

As of June 24, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for us beginning after December 15, 2011. We are currently evaluating the impact the adoption of new guidance will have on us.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the us beginning after December 15, 2011 and we will be required to apply it retrospectively. The adoption of this standard will only impact the presentation of our financial statements and will have no impact on the reported results.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At June 24, 2011, we had cash and cash equivalents of $18.9 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (“LIBOR”) loans, Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings.

At June 24, 2011, we had $25.0 million borrowings outstanding under the Credit Agreement.  As of June 24, 2011, borrowings outstanding under the Credit Agreement bear interest at 3.50%.

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

As of June 24, 2011, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $4.5 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three months ended June 24, 2011 and June 25, 2010, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on June 24, 2011 would result in a reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.4 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening United States dollar can increase the costs of our international expansion. As our international operations grow,  we expect to conduct more of our business in currencies other than the U.S. dollar, thereby increasing risks associated with fluctuation in currency rates .   Currency fluctuations or a weakening United States dollar can increase the costs of our international expansion.   As our exposure to currency risks grows, we will continue to reassess our  risk management.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 24, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, other than the current production of Madame Butterfly, and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, Warner Brothers not being able to convert Harry Potter and the Deathly Hallows Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

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

In addition, license revenue from American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, and Regal Cinemas, Inc., or Regal, together comprised approximately 21% of our gross license revenue in the three months ended June 24, 2011, 23% in the year ended March 25, 2011, 30% in the year ended March 26, 2010 and 37% in the year ended March 27, 2009.

Any inability or failure by our motion picture exhibitors to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

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

We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of June 24, 2011, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,300 additional screens under our existing agreements with them. On January 26, 2011, the Company entered into an amendment to its license agreement with Regal to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Regal theater circuit by up to 1,500 additional screens. On July 21, 2011, we entered into an amendment to our license agreement with Cinemark to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Cinemark theater circuit by up to 1,500 additional screens. On July 28, 2011, we entered into an amendment to our license agreement with AMC to, among other things, expand the number of RealD-enabled screens across the AMC theater circuit in the United States and Canada by up to 1,000 additional screens, as well as to revise the term. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors’ ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

We have a history of net losses and may continue to suffer losses in the future.

We have incurred net losses in each of our last six full fiscal years, and incurred a net loss of approximately $12.3 million for the year ended March 25, 2011. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives

Any inability to protect our intellectual property rights could reduce the value of our 3D technologies and brand, which could adversely affect our financial condition, results of operations and business.

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

The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby Laboratories, Inc., Sony Electronics, Inc., or Sony Electronics, IMAX Corporation, MasterImage 3D, LLC, and X6D Limited. In addition, other companies, including motion picture exhibitors and studios, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be materially and adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business.  For example, in the first fiscal quarter of 2011, we experienced increased pricing and margin pressures in our international motion picture exhibitor markets.

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

Our 3D technologies have only recently been made available to consumer electronics manufacturers, including Victor Company of Japan, Limited, Panasonic Corporation, Samsung Electronics Company

Limited, Sony Electronics, Toshiba Corporation, and VIZIO, Inc., as well as electronics component suppliers such as Broadcom, to enable 3D viewing on high definition televisions, laptops and other displays. To date, we have not generated revenue of any material significance from our arrangements with these and other consumer electronics manufacturers. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand for our 3D technologies and the income potential from 3D consumer electronics is unproven. In addition, because 3D consumer electronics technologies are new and quickly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends. We also may not be able to successfully address these risks on a timely basis or at all.

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

Our growth may place a strain on our resources, and we may continue to borrow money as our business grows.

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and

will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect of financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including acquisitions or capital expenditures, which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, we recently drew down $25.0 million of our $50.0 million secured credit facility with City National Bank, or City National. We may draw the remaining $25.0 million in order to fund growth initiatives and we may enter into new debt agreements or amend our agreement with City National in order to increase the amount we may borrow. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under our credit agreements which will have a material and adverse effect on our business, results of operations and financial condition.

We face risks from doing business internationally that could harm our business, financial condition and results of operations.

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 52% for the three months ended June 24, 2011, 55% in fiscal 2011, 46% in fiscal 2010 and 27% in fiscal 2009. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

•                  competitive and pricing pressures that vary from market-to-market and place-to-place;

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

•                  the timing and accuracy of license fee reports which often include positive or negative corrective or retroactive license fees that cover extended periods of time;

•                  competitive and pricing pressures that vary from market-to-market and place-to-place.

In addition, variances in our operating results from analysts’ expectations could adversely affect our stock price. See also “Management’s discussion and analysis of financial condition and results of operations—Three months ended June 24, 2011 compared to three months ended June 25, 2010—Seasonality.”

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

In addition, if health risks associated with our RealD eyewear materialize, we may become subject to governmental regulation or product liability claims, including claims for personal injury. Successful assertion against us of one or a series of large claims could materially harm our business. Also, if our RealD eyewear is found to be defective, we may be required to recall it, which may result in substantial expense and adverse publicity that could adversely impact our sales, operating results and reputation. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded under the terms of the policy, which could adversely affect our financial condition. In addition, we may also be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future, which could materially and adversely affect our results of operations, financial condition and business. Even meritless product liability claims could be expensive to resolve and may divert our management’s attention.

Our agreements with motion picture studios domestically and motion picture exhibitors internationally require us to manage the supply chain of our RealD eyewear, and any interruption to the supply chain for our RealD eyewear components could adversely affect our results of operations, financial condition, business and prospects.

Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping cost, logistics or recycling interruption, other disruption to our global supply chain or competitive pricing pressures could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with recent major 3D motion picture releases and increased consumer demand, we have in the past exhausted our inventory of RealD eyewear and incurred increased shipping costs to accelerate delivery.

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

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of July 26, 2011, our common stock has subsequently traded as high as $35.60 and as low as $15.63. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

In addition, the stock market in general, and the market for technology and media companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources even if such litigation is without merit.

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

As of July 26, 2011, we had 54,209,904 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of June 24, 2011, there are 6,910,563 shares underlying options and restricted stock units and 217,800 shares underlying warrants that were issued and outstanding, and we have an aggregate of 2,140,685 shares of common stock reserved for future issuance under our equity incentive plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of June 24, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 22.46% of our outstanding common stock. Of this 22.46%, approximately 10.06% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 9.33% was beneficially owned by Joshua Greer, our co-founder and member of our board of directors.

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

•                  provide that stockholders may only remove directors for cause

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

We may also adopt a “poison pill” stockholder rights plan at any time in response to a potentially hostile bid or for any or no reason due to our available “blank check” preferred stock. Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010 (filed herewith).

3.2	Amended and Restated Bylaws as became effective on July 15, 2010 (filed herewith).

4.1(1)	Form of specimen common stock certificate.

10.1(2)†	First Amendment to Amended and Restated Real D System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between RealD Inc. and Cinemark USA, Inc.

10.2(3)	First Amendment to Credit and Security Agreement, dated as of April 5, 2011, between RealD, Inc. and City National Bank.

10.3(4)	Continuing Guaranty, dated as of April 5, 2011, executed by ColorLink Inc. in favor of City National Bank.

10.4(5)	Continuing Guaranty, dated as of April 5, 2011, executed by Stereographics Corporation in favor of City National Bank.

10.5(6)#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.6(7)#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.7(8)	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between the Company and American Multi-Cinema, Inc.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to exhibit of same number filed with the Company’s Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.
(2)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July

21, 2011.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on April 8, 2011.
(4)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on April 8, 2011.
(5)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on April 8, 2011.
(6)	Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Annual Report on Form 10-K on June 9, 2011.
(7)	Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Annual Report on Form 10-K on June 9, 2011.
(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 28, 2011.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Indicates management contract or compensatory plan, contract, or agreement.
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa
Chief Financial Officer and Chief Operating Officer

Date: July 28, 2011