Form 10-Q
period 2011-09-23
RealD Inc.
filed 2011-11-03
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 23, 2011

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
Yes  ☐    No  ☒

On October 28, 2011, the registrant had 54,450,004 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
September 23, 2011

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	September 23,	March 25,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,515	$16,936
Accounts receivable, net	53,762	50,676
Inventories	55,696	54,971
Deferred costs – eyewear	211	49
Deferred income taxes	–	1,029
Income taxes receivable	–	139
Prepaid expenses and other current assets	1,584	1,734
Total current assets	143,768	125,534
Property and equipment, net	8,617	7,889
Cinema systems, net	143,123	122,226
Digital projectors, net-held for sale	4,516	10,475
Goodwill	10,657	10,657
Other intangibles, net	1,830	1,918
Deferred income taxes	817	–
Other assets	3,270	1,448
Total assets	$316,598	$280,147

Liabilities and equity
Current liabilities:
Accounts payable	$40,895	$58,713
Accrued expenses and other liabilities	29,429	40,118
Deferred revenue	13,344	14,176
Credit facility agreement	25,000	–
Income taxes payable	6,891	–
Deferred income taxes	699	–
Current portion of long-term debt	–	2,291
Total current liabilities	116,258	115,298
Deferred revenue, net of current portion	15,074	14,106
Other long-term liabilities, customer deposits and virtual print fee liability	3,202	4,533
Long-term debt, net of current portion	–	19
Deferred income taxes	–	1,091
Commitments and contingencies
Equity
Common stock, $0.0001 par value, 200,000 shares authorized; 54,450 and 53,570 shares issued and outstanding at September 23, 2011 and March 25, 2011, respectively	301,289	292,904
Accumulated deficit	(121,080)	(149,580)
Total RealD Inc. stockholders’ equity	180,209	143,324
Noncontrolling interest	1,855	1,776
Total equity	182,064	145,100
Total liabilities and equity	$316,598	$280,147

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	September 23,	September 24,	September 23,	September 24,
	2011	2010	2011	2010

Revenue:
License	$51,981	$23,762	$87,692	$49,552
Product and other	36,014	41,560	59,863	80,290
Total revenue	87,995	65,322	147,555	129,842
Cost of revenue:
License	14,703	3,364	21,119	6,359
Product and other	30,770	48,135	48,595	91,758
Total cost of revenue	45,473	51,499	69,714	98,117
Gross profit	42,522	13,823	77,841	31,725
Operating expenses:
Research and development	3,755	3,425	8,400	6,404
Selling and marketing	6,466	5,333	13,695	9,438
General and administrative	9,792	8,369	18,222	14,599
Total operating expenses	20,013	17,127	40,317	30,441
Operating income (loss)	22,509	(3,304)	37,524	1,284
Interest expense	(272)	(283)	(483)	(802)
Other income	1,099	197	949	6,807
Income (loss) before income taxes	23,336	(3,390)	37,990	7,289
Income tax expense	4,159	824	9,411	1,651
Net income (loss)	19,177	(4,214)	28,579	5,638
Net (income) loss attributable to noncontrolling interest	(272)	187	(79)	(873)
Accretion of preferred stock	-	(1,096)	-	(4,934)
Net income (loss) attributable to RealD Inc. common stockholders	$18,905	$(5,123)	$28,500	$(169)

Earnings (loss) per common share:
Basic	$0.35	$(0.12)	$0.53	$(0.01)
Diluted	$0.33	$(0.12)	$0.50	$(0.01)

Shares used in computing earnings (loss) per common share:
Basic	54,343	42,856	54,151	33,774
Diluted	56,788	42,856	57,287	33,774

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Six Months Ended
	September 23,	September 24,
	2011	2010
Cash flows from operating activities
Net income	$28,579	$5,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,152	6,044
Deferred income tax	(180)	–
Non-cash interest expense	133	480
Non-cash stock compensation	7,632	3,008
Motion picture exhibitor option reduction in revenue	–	12,048
Gain on sale of digital projectors	(1,156)	(6,676)
Impairment of long-lived assets	7,828	295
Changes in operating assets and liabilities:
Accounts receivable	(3,086)	(6,638)
Inventories	(725)	(19,657)
Prepaid expenses and other current assets	150	(3,184)
Deferred costs - eyewear	(162)	223
Other assets	(1,822)	2,462
Accounts payable	(17,818)	3,465
Accrued expenses and other liabilities	(12,772)	4,175
Other long-term liabilities, customer deposits and virtual print fee liability	1,223	1,692
Income taxes receivable/payable	7,030	286
Deferred revenue	136	7,035
Net cash provided by operating activities	28,142	10,696

Cash flows from investing activities
Purchases of marketable securities	–	(6,849)
Purchases of property and equipment	(1,993)	(1,938)
Purchases of cinema systems and related components	(38,011)	(36,375)
Purchases of digital projectors	–	(114)
Proceeds from sale of digital projectors	3,999	15,354
Net cash used in investing activities	(36,005)	(29,922)

Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	–	81,940
Noncontrolling interest distribution	–	(888)
Repayments of long-term debt	(2,311)	(8,128)
Proceeds from credit facility - revolving credit facility	30,000	5,000
Repayments on credit facility - revolving credit facility	(5,000)	(15,150)
Repayments on credit facility - term loan	–	(10,000)
Proceeds from exercise of stock options	479	445
Proceeds from exercise of warrants	271	272
Proceeds from exercise of motion picture exhibitor options	3	3
Net cash provided by financing activities	23,442	53,494
Net increase in cash and cash equivalents	15,579	34,268
Cash and cash equivalents, beginning of year	16,936	13,134
Cash and cash equivalents, end of year	$32,515	$47,402

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$-	$4,934

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

The calculation of the basic and diluted income (loss) per share of common stock for the three and six months ended September 23, 2011 and September 24, 2010 was as follows:

	Three months ended		Six months ended
	September 23,	September 24,	September 23,	September 24,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss)	$19,177	$(4,214)	$28,579	$5,638
Net (income) loss attributable to noncontrolling interest	(272)	187	(79)	(873)
Accretion of preferred stock	-	(1,096)	-	(4,934)
Net income (loss) attributable to RealD Inc. common stockholders	$18,905	$(5,123)	$28,500	$(169)

Denominator:
Weighted-average common shares outstanding (basic)	54,343	42,856	54,151	33,774
Effect of dilutive securities	2,445	–	3,136	–
Weighted-average common shares outstanding (diluted)	56,788	42,856	57,287	33,774

Earnings (loss) per common share:
Basic	$0.35	$(0.12)	$0.53	$(0.01)
Diluted	$0.33	$(0.12)	$0.50	$(0.01)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted income (loss) per common share for the three and six months ended September 23, 2011 and September 24, 2010 was as follows:

	Three months ended		Six months ended
	September 23,	September 24,	September 23,	September 24,
(in thousands)	2011	2010	2011	2010
Options and warrants to purchase common stock	4,656	10,458	2,379	9,139
Conversion of convertible preferred stock	-	3,885	-	10,360
Total	4,656	14,343	2,379	19,499

In the above anti-dilution table, the columns for the three and six months ended September 24, 2010 exclude 1,630,375 motion picture exhibitor options that vested upon the achievement of screen installation targets because the targets were not met as of September 24, 2010.

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of September 23, 2011, we had outstanding forward contracts based in Canadian dollar, British pound sterling and Euro with notional amounts totaling $4.7 million. As of September 23, 2011, the carrying amount of our foreign currency forward contracts was $0.2 million and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data.  As of March 25, 2011, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For the three and six months ended September 23, 2011, the net gain related to the change in fair value of our foreign currency forward contracts was $0.2 million. For the three and six months ended September 24, 2010, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $2.5 million and $6.8 million as of September 23, 2011 and March 25, 2011, respectively.

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

For the three months ended September 23, 2011 and September 24, 2010, we recorded inventory adjustments of $3.5 million and $2.4 million, respectively, as a result of our net realizable value analyses.  For the six months ended September 23, 2011 and September 24, 2010, we recorded inventory adjustments of $8.3 million and $3.4 million, respectively, as a result of our net realizable value analyses.

Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers.

We believe that it is not operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction and shrinkage are specifically recognized in the period incurred due to the number of domestic RealD-enabled screens and related usage of RealD eyewear. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

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

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

For the three months ended September 23, 2011 and September 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $7.7 million and $0.2 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $7.8 million and $0.3 million, respectively.

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

Revenue reductions

We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options were fully vested by March 25, 2011 upon the achievement of screen installation targets. Prior to being fully vested, the motion picture exhibitor stock options were valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized were based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $11.6 million and $12.0 million for the three months and six months ended September 24, 2010, respectively. As the motion picture exhibitor stock options had fully vested as of March 25, 2011, all of the associated reduction of revenue had been recognized through that date.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.2 million and $1.5 million for the three months ended September 23, 2011 and September 24, 2010, respectively. Shipping and handling costs recognized in cost of revenue were $4.0 million and $6.6 million for the six months ended September 23, 2011 and September 24, 2010, respectively.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update  (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting

Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for us beginning after December 15, 2011. We are currently evaluating the impact the adoption of new guidance will have on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for us beginning after December 15, 2011 and we will be required to apply it retrospectively. The adoption of this standard will only impact the presentation of our financial statements and will have no impact on the reported results.

In September 2011, the FASB issued ASU 2011-08, Intangibles (Topic 350)— Goodwill and Other (ASU 2011-08) which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.   ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We are currently evaluating the impact the adoption of the new guidance will have on the consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	September 23,	March 25,
(in thousands)	2011	2011
RealD Cinema Systems	$173,964	$142,602
Digital projectors - held for sale	6,193	13,333
Leasehold improvements	1,184	1,163
Machinery and equipment	7,444	6,430
Furniture and fixtures	13	15
Computer equipment and software	2,636	2,089
Construction in process	1,182	820
Total	$192,616	$166,452
Less accumulated depreciation	(36,360)	(25,862)
Property and equipment, RealD Cinema Systems and digital projectors, net	$156,256	$140,590

Depreciation expense amounted to $7.0 million and $3.3 million for the three months ended September 23, 2011 and September 24, 2010, respectively. Depreciation expense amounted to $13.1 million and $5.9 million for the six months ended September 23, 2011 and September 24, 2010, respectively.

We receive virtual print fees (“VPFs”) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $1.0 million and $1.5 million as of September 23, 2011 and March 25, 2011, respectively.

During the three and six months ended September 23, 2011, we received $4.0 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $1.2 million in other income (loss). During the six months ended September 24, 2010, we received $15.4 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.3 million of notes payable to the equipment providers.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema systems on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

4. Borrowings

Credit Agreement

We have entered into a credit and security agreement with City National Bank, a national banking association, or City National, which was dated as of June 24, 2010 and amended on April 5, 2011 (as amended, the “Credit Agreement”), to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25.0 million thereafter and which will mature on June 30, 2012. The Credit Agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National and are guaranteed by our subsidiaries, ColorLink, Inc. , or ColorLink  and Stereographics Corporation , or Stereographics. The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (“LIBOR”) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum.

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 23, 2011, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of September 23, 2011, there was $25.0 million in borrowings outstanding under the Credit Agreement. As of September 23, 2011, borrowings outstanding under the Credit Agreement bear interest at 3.50%. As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement. Interest expense related to our borrowings under our credit facility agreement was $0.2 million and $0.4 million for the three and six months ended September 23, 2011, respectively. Interest expense related to our borrowings under our credit facility agreement and credit and security agreement was $0.2 million and $0.6 million for the three and six months ended September 24, 2010, respectively.

Notes Payable

As of September 23, 2011, we had no notes payable outstanding. As of March 25, 2011, we had $2.3 million notes payable outstanding. Interest expense was based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to notes payable was not significant for the three months ended September 23, 2011. Interest expense related to notes payable was $0.1 million for the three months ended September 24, 2010. Interest expense related to notes payable was $0.1 million and $0.2 million for the six months ended September 23, 2011 and September 24, 2010, respectively.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $6.8 million at September 23, 2011 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema systems on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration. In the three months ended September 23, 2011, outstanding purchase commitments for certain of our cinema systems, including amounts corresponding to cancellation penalty provisions, were included within an impairment charge to cost of revenue was $2.0 million.

6. Mandatorily redeemable convertible preferred stock and equity

Mandatorily redeemable convertible preferred stock

We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010. Accretion was provided using the effective interest-rate method. For the three and six months ended September 24, 2010, we recorded accretion of $1.1 million $4.9 million, respectively.

Motion picture exhibitor stock options

In connection with certain motion picture exhibitor licensing agreements, we issued to motion picture exhibitors a 10-year option to purchase 3,668,340 shares of our common stock at $0.00667 per share. These stock options to our motion picture exhibitor licensees vested upon the achievement of screen installation targets and were valued at the underlying stock price at each reporting period until the targets were met.

Amounts recorded as a revenue reduction totaled $11.6 million and $12.0 million for the three and six months ended September 24, 2010, respectively. As the motion picture exhibitor stock options had fully vested as of March 25, 2011, all of the associated reduction of revenue had been recognized through that date.  Additionally, 407,593 exhibitor stock options were exercised by certain of our motion picture exhibitors during the six months ended September 23, 2011.  As of June 24, 2011 all motion picture exhibitor stock options have been exercised.

Warrants

As of September 23, 2011, there were no warrants outstanding to purchase shares of common stock.  For the six months ended September 23, 2011 and September 24, 2010, 326,700 and 326,700, warrants were exercised, respectively.

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

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the six months ended September 23, 2011, we granted 1.6 million stock options at a weighted average grant date fair value of $12.64 per share.  For the three months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to stock options was $3.9 million and $1.9 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to stock options was $6.0 million and $2.5 million, respectively.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For the three months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to performance stock options was $0.3 million and $0.4 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to performance stock options was $0.8 million and $0.4 million, respectively.

Restricted stock units

Restricted stock units vest over one to four years. For the six months ended September 23, 2011, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $20.53 per restricted stock unit. For the three months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to restricted stock units was $0.5 million and $0.1 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to restricted stock units was $0.8 million and $0.1 million, respectively.

Share-based compensation expense for all share-based arrangements for the three and six months ended September 23, 2011 and September 24, 2010 was as follows:

	Three months ended		Six months ended
(in thousands)	September 23, 2011	September 24 , 2010	September 23, 2011	September 24, 2010
Share-based compensation
Cost of revenue	$133	$30	$198	$43
Research and development	1,174	381	1,571	582
Selling and marketing	1,313	774	2,224	1,156
General and administrative	2,113	1,167	3,639	1,227
Total	$4,733	$2,352	$7,632	$3,008

Included in research and development for the three and six months ended September 23, 2011 is $0.6 million of additional share-based compensation expense recognized in connection with a modification of stock options and performance stock options pursuant to a separation agreement for one of our officers.

8. Income taxes

Our income tax expense for the three months ended September 23, 2011 and September 24, 2010 was $4.1 million and $0.8 million, respectively. Our income tax expense for the six months ended September 23, 2011 and September 24, 2010 was $9.4 million and $1.7 million, respectively. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of September 23, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

9. Equity

A summary of the changes in total equity for the six months ended September 23, 2011 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	equity	interest	equity

Balance, March 25, 2011	$143,324	$1,776	$145,100
Share-based compensation	7,632	-	7,632
Exercise of stock options	479	-	479
Exercise of motion picture exhibitor options	3	-	3
Exercise of warrants	271	-	271
Comprehensive income:			-
Net income (loss)	28,500	79	$28,579
Total comprehensive income			28,579
Balance, September 23, 2011	$180,209	$1,855	$182,064

10. Related-party transactions

On May 19, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a current director and who previously served as our president. Pursuant to the terms of the separation agreement, Mr. Greer will receive the following benefits: (i) cash severance of $450,000 paid in ten equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer’s salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which will remain exercisable for 6 months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date.  A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration.  We entered into a consulting agreement with Mr. Greer pursuant to which Mr. Greer will be paid $275,000 per year commencing as of July 16, 2011.  The consulting agreement with Mr. Greer expires on July 16, 2012 (unless earlier terminated).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal 2012 ending March 23, 2012 as well their commercial success and consumer preferences; our relationships with consumer electronics panel manufacturers and our ability to generate substantial revenue from the licensing of our 3D technologies for use in the 3D consumer electronics market; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Six months ended
	September 23,	September 24,
(approximate numbers)	2011	2010

Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	11,100	5,600
Total international RealD enabled screens	7,600	3,700
Total RealD enabled screens	18,700	9,300
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,500	2,100
Total international locations with RealD enabled screens	2,400	1,700
Total locations with RealD enabled screens	4,900	3,800
Number of 3D motion pictures (released during period)	20	11

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of September 23, 2011, there were approximately 18,700 RealD-enabled screens worldwide as compared to approximately 9,300 RealD-enabled screens worldwide as of September 24, 2010, an increase of 9,400 RealD-enabled screens or 101%.  Based on the slate announcements by motion picture studios, we anticipate that approximately 37 3D motion pictures will be released worldwide in our fiscal year 2012, including sequels to successful major motion picture franchises, such as Harry Potter, Transformers, Pirates of the Caribbean, Kung Fu Panda and Cars.

Consumer electronics

We have recently made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Pirates of the Caribbean, Thor, Rio and Kung Fu Panda is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of RealD’s 3D display technology into LCD panels manufactured by Samsung beginning in early 2012, we have recently learned that Samsung’s initiative to manufacture panels under the license agreement with RealD is not currently being pursued.

Motion picture exhibitor stock options

We incurred variability in our license revenue and operating results in connection with stock options issued to some of our motion picture exhibitor licensees that vested upon the achievement of screen installation targets. For further discussion regarding exhibitor stock options, see “Critical accounting policies and estimates.”

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Six months ended
	September 23,	September 24,	September 23,	September 24,
(in thousands)	2011	2010	2011	2010
Consolidated statements of operations data:
Gross revenue	$87,995	$76,878	$147,555	$141,890
Motion picture exhibitor options	-	(11,556)	-	(12,048)
Net revenue	87,995	65,322	147,555	129,842
Cost of revenue	45,473	51,499	69,714	98,117
Gross profit	42,522	13,823	77,841	31,725
Operating expenses:
Research and development	3,755	3,425	8,400	6,404
Selling and marketing	6,466	5,333	13,695	9,438
General and administrative	9,792	8,369	18,222	14,599
Total operating expenses	20,013	17,127	40,317	30,441
Operating income	22,509	(3,304)	37,524	1,284
Interest expense	(272)	(283)	(483)	(802)
Other income	1,099	197	949	6,807
Income (loss) before income taxes	23,336	(3,390)	37,990	7,289
Income tax expense	4,159	824	9,411	1,651
Net income (loss)	19,177	(4,214)	28,579	5,638
Net (income) loss attributable to noncontrolling interest	(272)	187	(79)	(873)
Accretion of preferred stock	-	(1,096)	-	(4,934)
Net income (loss) attributable to RealD Inc.
common stockholders	$18,905	$(5,123)	$28,500	$(169)

Other data:
Adjusted EBITDA (1)	$44,353	$16,479	$70,409	$27,453

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

Three months ended September 23, 2011 compared to three months ended September 24, 2010

	Three months ended
	September 23,	September 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue:
Gross license	$51,981	$35,318	$16,663	47%
Motion picture exhibitor options	-	(11,556)	11,556	(100%)
Net license	51,981	23,762	28,219	119%
Product and other	36,014	41,560	(5,546)	(13%)
Total net revenue	$87,995	$65,322	$22,673	35%

The increase in net revenue recorded during the three months ended September 23, 2011 compared to the three months ended September 24, 2010 was primarily due to an increase in net license revenues resulting from an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens partially offset by a decrease in product and other revenue. Our international markets comprised approximately 50% of total revenue for the three months ended September 23, 2011 as compared to 56% for the three months ended September 24, 2010.  The decrease in net revenues attributable to international markets was driven by decreases in purchases of RealD eyewear by international motion picture exhibitor customers.

For the three months ended September 23, 2011, there were ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended September 23, 2011 includes admission-based fees related to the following motion pictures: Transformers: Dark of the Moon ($10.9 million), Harry Potter and the Deathly Hallows Part 2 ($10.3 million), Cars 2 ($4.4 million), The Smurfs ($4.1 million), Captain America: The First Avenger ($3.3 million), Kung Fu Panda 2 ($1.9 million), Green Lantern ($1.7 million), Final Destination 5 ($1.4 million), Lion King 3D ($1.3 million) and  Pirates of the Caribbean: On Stranger Tides ($1.2 million). For the three months ended September 24, 2010, there were eight motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended September 24, 2010 includes admission-based fees related to the following motion pictures: Toy Story 3 ($9.4 million), Shrek Forever After ($3.7 million), Despicable Me ($3.7 million), The Last Airbender ($3.0 million), Step Up ($1.8 million) Resident Evil ($1.4 million), Avatar ($1.2 million) and Cats & Dogs: The Revenge of Kitty Galore ($1.1 million). Our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the box office generated by those 3D motion picture releases. In addition, all reduction of revenue related to motion picture exhibitor stock options had been recognized as of March 25, 2011.

Net license revenues comprised 59% and 36% of total revenues for each of the three months ended September 23, 2011 and September 24, 2010, respectively. International license revenues comprised 56% of gross license revenues in the three months ended September 23, 2011 as compared to 52% for the three months ended September 24, 2010.

The decrease in our net product and other revenue in the three months ended September 23, 2011 as compared to the three months ended September 24, 2010, was primarily a result of a decrease in the volume of RealD eyewear largely sold to our international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as the inventory build by non-U.S. motion picture exhibitors in prior periods. International product revenues comprised 41% of total product revenues in the three months ended September 23, 2011 as compared to 59% for the three months ended September 24, 2010. International product and other revenues were 50% and 133% of international license revenue for the three months ended September 23, 2011 and September 24, 2010, respectively.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D, the box office performance of those motion pictures as well as the relative performance of those motion pictures displayed in 2D vs. 3D.

Cost of Revenue
	Three months ended
	September 23,	September 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue	$87,995	$65,322	$22,673	35%
Cost of revenue:
License	14,703	3,364	11,339	337%
Product and other	30,770	48,135	(17,365)	(36%)
Total cost of revenue	$45,473	$51,499	$(6,026)	(12%)
Gross profit	$42,522	$13,823	$28,699	208%
Gross margin	48%	21%

For the three months ended September 23, 2011, our cost of revenue decreased primarily due to the decrease of RealD eyewear sales and the increased usage of recycled eyewear. Cost of revenue decreased, as a percentage of revenue, to 52% for the three months ended September 23, 2011, as compared to 79% for the three months ended September 24, 2010. Contributing to the improvement in gross margin was an increase in license revenue, a decrease in RealD eyewear sales and the increased usage of recycled eyewear, which generates higher gross margin. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

There was no motion picture exhibitor option expense in the three months ended September 23, 2011. Excluding the impact of motion picture exhibitor stock options of $11.6 million, gross profit would have been $25.4 million for the three months ended September 24, 2010, and gross margin would have been 33.0%.

License cost of revenue increased $11.3 million quarter-over-quarter primarily as a result of a $7.5 million increase in impairment expense and a $3.1 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales for the three months ended September 23, 2011 and September 24, 2010 is depreciation expense of $6.3 million and $3.2 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 12% for the three months ended September 23, 2011 from 9% for the three months ended September 24, 2010.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema systems on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

We had product and other gross profit of $5.2 million for the three months ended September 23, 2011, primarily due to RealD eyewear. The decrease in our cost of product and other revenue is primarily a result of the decrease in the volume of RealD eyewear, the increased usage of recycled eyewear and a decrease in freight related expenses. Product and other gross margin increased to 15% for the three months ended September 23, 2011 as compared to negative 16% for the three months ended September 24, 2010. Freight related expense decreased by an aggregate of $1.2 million as a result of the decreased volume of RealD eyewear. Expedited freight charges were insignificant in the three months ended September 23, 2011 and September 24, 2010.

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

Operating expenses
	Three months ended
	September 23,	September 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Research and development	$3,755	$3,425	$330	10%
Selling and marketing	6,466	5,333	1,133	21%
General and administrative	9,792	8,369	1,423	17%
Total operating expenses	$20,013	$17,127	$2,886	17%

Research and development. Our research and development expenses increased primarily due to an increase of $0.2 million in consultant fees, a $0.5 million increase in severance costs pursuant to a separation agreement for one of our officers and $0.2 million increase in depreciation. These increases were partially offset by decreases in contractual and discretionary bonuses of $0.5 million. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to the incurrence of additional advertising and marketing initiatives of $1.0 million and a $0.9 million increase in personnel costs. The change in personnel costs includes an increase in salaries and benefits of $0.4 million as the number of selling and marketing personnel increased to 28 at September 23, 2011 from 16 at September 24, 2010 and a $0.5 million increase in share-based compensation expense. These increases were partially offset by decreases in contractual and discretionary bonuses of $0.8 million. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $1.5 million increase in personnel costs. The increase in personnel costs includes an increase of $0.9 million in share-based compensation expense and an increase in salaries and benefits of $0.6 million as we increased the number of general and administrative employees to 36 at September 23, 2011 from 20 at September 24, 2010 to support our overall growth, including the requirements of being a public company. Professional fees increased $0.6 million and occupancy costs increased $0.3 million to support the growth in our operations.  These increases were partially offset by decreases in bad debt expense of $0.6 million and decreases in contractual and discretionary bonuses of $0.4 million. Sales and use tax expense was $2.0 million for both the three months ended September 23, 2011 and September 24, 2010.  Property tax expense increased $0.1 million to $0.3 million for the three months ended September 23, 2011. We expect to continue to incur additional general and administrative expenses to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

Interest expense.  Interest expense for the three months ended September 23, 2011 and September 24, 2010 was $0.3 million.

Income tax.  Our income tax expense for the three months ended September 23, 2011 was $4.1 million compared to $0.8 million for the three months ended September 24, 2010, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Six months ended September 23, 2011 compared to six months ended September 24, 2010

	Six months ended
	September 23,	September 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue:
Gross license	$87,692	$61,600	$26,092	42%
Motion picture exhibitor options	-	(12,048)	12,048	(100%)
Net license	87,692	49,552	38,140	77%
Product and other	59,863	80,290	(20,427)	(25%)
Total net revenue	$147,555	$129,842	$17,713	14%

The increase in net revenue recorded during the six months ended September 23, 2011 compared to the six months ended September 24, 2010 was primarily due to the an increase in net license revenues resulting from an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens partially offset by a decrease in product and other revenue. Our international markets comprised approximately 51% of gross revenue for the six months ended September 23, 2011 as compared to 53% for the six months ended September 24, 2010.

For the six months ended September 23, 2011, there were 12 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 23, 2011 included the following: Transformers: Dark of the Moon ($10.9 million), Harry Potter and the Deathly Hallows Part 2 ($10.3 million), Pirates of the Caribbean: On Stranger Tides ($9.0 million), Thor ($5.8 million), Kung Fu Panda 2 ($5.4 million), Rio ($5.3 million), Cars 2 ($4.5 million), The Smurfs ($4.1 million), Captain

America: The First Avenger ($3.3 million) and Green Lantern ($2.6 million). For the six months ended September 24, 2010, there were 11 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 24, 2010 included the following: Toy Story 3 ($12.1 million), Shrek Forever After ($7.9 million), How to Train Your Dragon ($5.7 million), Alice in Wonderland ($4.8 million), Clash of the Titans ($4.3 million), Despicable Me ($3.7 million), The Last Airbender ($3.0 million), Avatar ($2.6 million), Step Up ($1.8 million) and Resident Evil: Afterlife ($1.4 million). Our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the box office generated by those 3D motion picture releases. In addition, all reduction of revenue related to motion picture exhibitor stock options had been recognized as of March 25, 2011.

Net license revenues comprised 59% and 38% of total revenues for each of the six months ended September 23, 2011 and September 24, 2010, respectively. International license revenues comprised 57% of gross license revenues in the six months ended September 23, 2011 as compared to 45% for the six months ended September 24, 2010.

The decrease in our net product and other revenue in the six months ended September 23, 2011 as compared to the six months ended September 24, 2010, was primarily a result of a decrease in the volume of RealD eyewear largely sold to our international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as the inventory build by non-U.S. motion picture exhibitors in prior periods. International product revenues comprised 42% of total product revenues in the six months ended September 23, 2011 as compared to 59% for the six months ended September 24, 2010. International product and other revenues were 50% and 172% of international license revenue for the six months ended September 23, 2011 and September 24, 2010, respectively.

Cost of Revenue
	Six months ended
	September 23,	September 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue	$147,555	$129,842	$17,713	14%
Cost of Revenue:
License	21,119	6,359	14,760	232%
Product and other	48,595	91,758	(43,163)	(47%)
Total cost of revenue	$69,714	$98,117	$(28,403)	(29%)
Gross profit	$77,841	$31,725	$46,116	145%
Gross margin	53%	24%

For the six months ended September 23, 2011, our cost of revenue decreased primarily due to the decrease of RealD eyewear sales and the increased usage of recycled eyewear. Cost of revenue decreased, as a percentage of revenue, to 47% for the six months ended September 23, 2011, as compared to 76% for the six months ended September 24, 2010. Contributing to the improvement in gross margin was an increase in license revenue, a decrease in RealD eyewear sales and the increased usage of recycled eyewear, which generates higher gross margin. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

There was no motion picture exhibitor option expense in the six months ended September 23, 2011. Excluding the impact of motion picture exhibitor stock options of $12.0 million, gross profit would have been $43.8 million for the six months ended September 24, 2010, and gross margin would have been 31%.

License cost of revenue increased $14.8 million primarily as a result of a $7.5 million increase in impairment expense and a $6.2 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales for the six months ended September 23, 2011 and September 24, 2010 is depreciation expense of $11.8 million and $5.6 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 13% for the six months ended September 23, 2011 from 9% for the six months ended September 24, 2010.

During the six months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema systems on hand including related purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. For the six months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

We had product and other gross profit of $11.3 million for the six months ended September 23, 2011, primarily due to RealD eyewear. The decrease in our cost of product and other revenue is primarily a result of the decrease in the volume of RealD eyewear, the increased usage of recycled eyewear and a decrease in freight related expenses. Product and other gross margin increased to 19% for the six months ended September 23, 2011 as compared to negative 14% for the six months ended September 24, 2010. Freight related expense decreased by an aggregate of $6.3 million as a result of the decreased volume of RealD eyewear as well as a reduction in expedited freight charges. Expedited freight charges were $0.2 million and $4.0 million in the six months ended September 23, 2011 and September 24, 2010, respectively.

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

Operating expenses
	Six months ended
	September 23,	September 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Research and development	$8,400	$6,404	$1,996	31%
Selling and marketing	13,695	9,438	4,257	45%
General and administrative	18,222	14,599	3,623	25%
Total operating expenses	$40,317	$30,441	$9,876	32%

Research and development.  Our research and development expenses increased primarily due to a $1.1 million increase in spending on personnel costs, a $0.5 million increase in severance costs pursuant to a separation agreement for one of our officers and a $0.4 million increase in depreciation. The change in personnel costs includes a $1.0 million increase in share-based compensation expense and $0.1 million in salaries and benefits as the number of research and development personnel increased to 32 at September 23, 2011 from 31 at September 24, 2010. These increases were partially offset by decreases in contractual and discretionary bonuses of $0.1 million. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to the incurrence of additional advertising and marketing initiatives of $2.4 million in the six months ended September 24, 2011, an increase of $1.8 million in personnel expenses and $0.4 million of selling and marketing costs related to the feature film, Carmen in 3D which we co-produced with London’s Royal Opera House. The change in personnel costs includes an increase of $0.7 million in salaries and benefits as we increased the number of selling and marketing personnel to 28 at September 23, 2011 from 16 at September 24, 2010 and an increase of $1.1 million in share-based compensation expense. These increases were partially offset by decreases in contractual and discretionary bonuses of $0.2 million and decreases in consultant fees of $0.2 million. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $3.6 million increase in personnel costs. The increase in personnel costs includes an increase in salaries and benefits of $1.2 million as we increased the number of general and administrative employees to 36 at September 23, 2011 from 20 at September 24, 2010 to support our overall growth, including the requirements of being a public company and an increase of $2.4 million in share-based compensation expense.  Legal expenses and professional fees increased $2.0 million, depreciation expense increased $0.3 million and occupancy costs increased $0.5 million to support the growth in our operations.  These increases were partially offset by decreases in bad debt expense of $2.5 million. Sales and use tax expense was $3.5 million and $4.2 million for the six months ended September 23, 2011 and September 24, 2010, respectively. The decrease of $0.7 million of sales and use tax was primarily due to an increase of tax collected on license revenue during the period.  Property tax was $0.8 million and $0.4 million for the six months ended September 23, 2011 and September 24, 2010, respectively. The increase of $0.4 million of property tax was primarily attributable to the increased installed base of RealD Cinema Systems. We expect to continue to incur additional general and administrative expenses to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

Interest expense.  Interest expense for the six months ended September 23, 2011 and September 24, 2010 was $0.5 million and $0.8 million, respectively. The decrease was primarily due to interest rates related to the borrowings under our Credit Agreement and reduction in the outstanding amounts of our notes payable.

Income tax.  Our income tax expense for the six months ended September 23, 2011 was $9.4 million compared to $1.7 million for the six months ended September 24, 2010, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Seasonality and Quarterly Performance

Although not apparent in our results of operations due to our rapid growth rate, our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures.  As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters ending September and December generally will tend to show stronger box office performance and higher revenues due to the summer and holiday moviegoing seasons, when many of the largest grossing films in any given year are typically released.  The quarters ending March and June traditionally do not benefit from the same box office performance due to the number and nature of the motion pictures released in those seasonal periods.  We expect to experience seasonal fluctuations in results of operations as a result of these trends.  Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of other factors in addition to these seasonal trends, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part II, Item 1.A below under the caption “Risk factors.”

Liquidity and capital resources

Since our inception and through September 23, 2011, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected revenue generated from the 3D motion pictures exhibited on our RealD Cinema Systems and RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems as well as for building inventory, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, we expect to supplement our liquidity needs primarily with borrowings under our Credit Agreement.

As of September 23, 2011, our primary sources of liquidity were our cash and cash equivalents of $32.5 million and our Credit Agreement providing for a revolving credit facility of up to (i) up to $50.0 million through December 31, 2011 and (ii) up to $25.0 million thereafter, $25.0 million of which was available for borrowing.

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

We believe that our cash, cash equivalents, potential cash flows from operations, and our availability under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Six months ended
	September 23,	September 24,
(in thousands)	2011	2010
Operating activities	$28,142	$10,696
Investing activities	(36,005)	(29,922)
Financing activities	$23,442	$53,494

Cash flow from operating activities

Net cash inflows from operating activities during the six months ended September 23, 2011 primarily resulted from net income, partially offset by decreases in accounts payable and accrued expenses. Decreases in accounts payable and accrued expenses were related to timing of payments due to increased cash flow from operations.

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

Cash flow from investing activities and capital resources

For both the six months ended September 23, 2011 and September 24, 2010, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the six months ended September 23, 2011 and September 24, 2010, we received proceeds of $4.0 million and $15.4 million, respectively, as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the six months ended September 24, 2010, we purchased available-for-sale securities of $6.8 million. Capital expenditures were $40.0 million for the six months ended September 23, 2011 and $38.4 million for the six months ended September 24, 2010. We expect our capital expenditures of cinema systems and related components to be approximately $50.0 million to $60.0 million for the fiscal year ending March 23, 2012. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Cash flow from financing activities

Net cash inflows from financing activities for the six months ended September 23, 2011 primarily resulted from proceeds from the Credit Agreement of $30.0 million partially offset by $5.0 million repayments on the Credit Agreement.

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

As of September 23, 2011, we had no notes payable outstanding. As of March 25, 2011 we had $2.3 million notes payable outstanding. Interest expense was based on annual interest rates ranging from 7.0% to 8.4%. The notes were secured by the underlying equipment.

We have entered into the Credit Agreement with City National, which was dated as of June 24, 2010 and amended on April 5, 2011, to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50.0 million through December 31, 2011 and (ii) up to $25.0 million thereafter and which will mature on June 30, 2012. The Credit Agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National and are guaranteed by our subsidiaries, ColorLink and Stereographics.

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 23, 2011, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable. As of September 23, 2011, there was $25.0 million outstanding under the Credit Agreement and there was $25.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

For the six months ended September 23, 2011 and September 24, 2010, proceeds from employee stock option exercises were $0.5 million and $0.4 million, respectively.  For the six months ended September 23, 2011 and September 24, 2010 proceeds from the exercise of warrants in our common stock were $0.3 million and $0.3 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and six months ended September 23, 2011 and September 24, 2010:

	Three months ended		Six months ended
	September 23,	September 24,	September 23,	September 24,
(in thousands)	2011	2010	2011	2010

Net income (loss)	$19,177	$(4,214)	$28,579	$5,638
Add (deduct):
Interest expense	272	283	483	802
Income tax expense	4,159	824	9,411	1,651
Depreciation and amortization	7,054	3,376	13,152	6,044
Other income (1)	(1,099)	(197)	(949)	(6,807)
Share-based compensation expense (2)	4,733	2,352	7,632	3,008
Exhibitor option expense (3)	-	11,556	-	12,048
Impairment of assets and intangibles (4)	7,710	164	7,828	295
Sales and use tax (5)	2,017	2,007	3,507	4,152
Property tax (6)	330	241	766	447
Management fee (7)	-	87	-	175
Adjusted EBITDA	$44,353	$16,479	$70,409	$27,453

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

Revenue reductions.  We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vested upon the achievement of screen installation targets. Motion picture exhibitor stock options were valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized were based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $11.6 million and $12.0 million for the three months and six months ended September 24, 2010, respectively. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

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

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the six months ended September 23, 2011, we granted 1.6 million stock options at a weighted average grant date fair value of $12.64 per share.  For the three months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to stock options was $3.9 million and $1.9 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to stock options was $6.0 million and $2.5 million, respectively.

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

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to performance stock options was $0.3 million and $0.4 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to performance stock options was $0.8 million and $0.4 million, respectively.

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

Restricted stock units

Restricted stock units vest over one to four years. For the six months ended September 23, 2011, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $20.53 per restricted stock unit. For the three months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to restricted stock units was $0.5 million and $0.1 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, share-based compensation expense related to restricted stock units was $0.8 million and $0.1 million, respectively.

Share-based compensation expense for the three and six months ended September 23, 2011 and September 24, 2010 was as follows:

	Three months ended		Six months ended
(in thousands)	September 23, 2011	September 24, 2010	September 23, 2011	September 24, 2010
Share-based compensation
Cost of revenue	$133	$30	$198	$43
Research and development	1,174	381	1,571	582
Selling and marketing	1,313	774	2,224	1,156
General and administrative	2,113	1,167	3,639	1,227
Total	$4,733	$2,352	$7,632	$3,008

Included in research and development for the three and six months ended September 23, 2011 is $0.6 million of additional share-based compensation expense recognized in connection with a modification of stock options and performance stock options pursuant to a separation agreement for one of our officers.

Inventories

Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers.

For RealD eyewear located at a motion picture exhibitor, we believe that it is not operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction, and shrinkage are specifically recognized in the period incurred due to the number of domestic RealD-enabled screens and related usage of RealD. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

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

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema systems on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

For the three months ended September 23, 2011 and September 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $7.7 million and $0.2 million, respectively. For the six months ended September 23, 2011 and September 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $7.8 million and $0.3 million, respectively.

Deferred tax asset valuation and tax exposures

As of September 23, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for us beginning after December 15, 2011. We are currently evaluating the impact the adoption of new guidance will have on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for us beginning after December 15, 2011 and we will be required to apply it retrospectively. The adoption of this standard will only impact the presentation of our financial statements and will have no impact on the reported results.

In September 2011, the FASB issued ASU 2011-08, Intangibles (Topic 350)— Goodwill and Other (ASU 2011-08) which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.   ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We are currently evaluating the impact the adoption of new guidance will have on the consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At September 23, 2011, we had cash and cash equivalents of $32.5 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (“LIBOR”) loans, Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At September 23, 2011, we had $25.0 million borrowings outstanding under the Credit Agreement.  As of September 23, 2011, borrowings outstanding under the Credit Agreement bear interest at 3.50%.

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

As of September 23, 2011, we had outstanding forward contracts based in Canadian dollar, British pound sterling and Euro with notional amounts totaling $4.7 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three and six months ended September 23, 2011, the net gain related to the change in fair value of our foreign currency forward contracts was $0.2 million. For the three and six months ended September 24, 2010, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on September 23, 2011 would result in a $0.5 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.3 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening United States dollar can increase the costs of our international expansion. As our international operations grow, we expect to conduct more of our business in currencies other than the U.S. dollar, thereby increasing risks associated with fluctuation in currency rates. Currency fluctuations or a weakening United States dollar can increase the costs of our international expansion.   As our exposure to currency risks grows, we will continue to reassess our risk management.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 23, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, other than the current production of Madame Butterfly, and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, that fact that Warner Brothers was unable to convert Harry Potter and the Deathly Hallows Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

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

In addition, license revenue from American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, and Regal Cinemas, Inc., or Regal, together comprised approximately 22% of our gross license revenue in the six months ended September 23, 2011, 23% in the year ended March 25, 2011, 30% in the year ended March 26, 2010 and 37% in the year ended March 27, 2009.

Any inability or failure by our motion picture exhibitors to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

A deterioration in our relationships with the major motion picture studios could adversely affect our business.

The six major motion picture studios accounted for approximately 82% of domestic box office revenue and 9 of the top 10 grossing 3D motion pictures in calendar year 2010. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us or stop using or paying for the use of our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. We understand that at least one motion picture studio is demanding a change to the 3D eyewear business model in North America to resemble the international model, and that May 2012 may be the timeline for the proposed change.  While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute with a motion picture studio over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects.

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

We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of September 23, 2011, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,900 additional screens under our existing agreements with them. On January 26, 2011, the Company entered into an amendment to its license agreement with Regal to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Regal theater circuit by up to 1,500 additional screens. On July 21, 2011, we entered into an amendment to our license agreement with

Cinemark to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Cinemark theater circuit by up to 1,500 additional screens. On July 28, 2011, we entered into an amendment to our license agreement with AMC to, among other things, expand the number of RealD-enabled screens across the AMC theater circuit in the United States and Canada by up to 1,000 additional screens, as well as to revise the term. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors’ ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

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

The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby Laboratories, Inc., Sony Electronics, Inc., or Sony Electronics, IMAX Corporation, MasterImage 3D, LLC, and X6D Limited. In addition, other companies, including motion picture exhibitors and studios, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be materially and adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that reductions to revenue and cost of revenue in future periods will not increase.

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

The motion picture and consumer electronics industries in general are undergoing significant changes. Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D technologies that may compete directly with our 3D technologies. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and compete with or render our 3D technologies obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to continue to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries. However, we may not be able to develop and effectively market new 3D technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

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

Our 3D technologies have only recently been made available to consumer electronics manufacturers, including Victor Company of Japan, Limited, Panasonic Corporation, Samsung Electronics Company Limited, Sony Electronics, Toshiba Corporation, and VIZIO, Inc., as well as electronics component suppliers such as Broadcom, to enable 3D viewing on high definition televisions, laptops and other displays. To date, we have not generated revenue of any material significance from our arrangements with these and other consumer electronics manufacturers. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of RealD’s 3D display technology into LCD panels manufactured by Samsung beginning in early 2012, we have recently learned that Samsung’s initiative to manufacture panels under the license agreement with RealD is not currently being pursued. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand for our 3D technologies and the income potential from 3D consumer electronics is unproven. In addition, because 3D consumer electronics technologies are new and quickly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends. We also may not be able to successfully address these risks on a timely basis or at all.

If consumer electronics manufacturers limit, delay or cease their use of our 3D technologies in high definition televisions, laptops and other displays or such products are not accepted by consumers, our potential growth will be significantly reduced.

We are dependent on consumer electronics manufacturers to use our RealD Display, active and passive eyewear, and RealD Format technologies with their high definition televisions, laptops and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, these agreements are not exclusive, and we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. In addition, since 3D consumer electronics technologies are still emerging, it is unclear if consumers will widely adopt viewing 3D content in the home and elsewhere as an attractive alternative to the 2D viewing experience. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of RealD’s 3D display technology into LCD panels manufactured by Samsung beginning in early 2012, we have recently learned that Samsung’s initiative to manufacture panels under the license agreement with RealD is not currently being pursued. The cost or lack of consumer interest in 3D technologies may cause consumer electronics manufacturers to limit, delay or cease their use of our 3D technologies. In addition, our competitors in 3D consumer electronics technologies may offer consumers superior technology or lower prices which may reduce the demand for our RealD 3D-enabled consumer electronic devices. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies in their devices.

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

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures or stock repurchases, which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, we recently drew down $25.0 million of the $50.0 million available to us under our Credit Agreement. We may draw the remaining $25.0 million under the Credit Agreement to fund growth initiatives and we may enter into new debt agreements or amend the Credit Agreement to increase the amount we may borrow. In the event we breach any of the covenants under the Credit Agreement or are unable to pay our obligations to City National or other lenders as they become due, we may be in default under the Credit Agreement which will have a material and adverse effect on our business, results of operations and financial condition.

We face risks from doing business internationally that could harm our business, financial condition and results of operations.

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 51% for the six months ended September 23, 2011, 55% in fiscal 2011, 46% in fiscal 2010 and 27% in fiscal 2009. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

In addition, variances in our operating results from analysts’ expectations could adversely affect our stock price. See also “Management’s discussion and analysis of financial condition and results of operations—Seasonality and Quarterly Performance.”

Our RealD eyewear may, in the future, be regulated by the Food and Drug Administration, or FDA, or by other state or foreign governmental or regulatory agencies, which could increase our costs and materially and adversely impact our profitability.

Currently, polarized 3D eyewear, including our RealD eyewear, is not regulated by the FDA, or by state or foreign governmental and regulatory agencies. However, certain eyewear, such as non-prescription reading glasses and sunglasses, are considered to be medical devices by the FDA and are subject to regulations imposed by the FDA and various state and foreign governmental and regulatory agencies. With the rising popularity of polarized 3D eyewear, there has been an increasing level of public scrutiny examining its potential health risks. Polarized 3D eyewear, including our RealD eyewear, may at some point be subject to federal, state or foreign regulations that could potentially restrict how our RealD eyewear is produced, used or marketed, and the cost of complying with those regulations may adversely affect our profitability.

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

Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we generally provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. Most international motion picture exhibitors and some domestic motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping cost, logistics or recycling interruption, other disruption to our global supply chain or competitive pricing pressures could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with recent major 3D motion picture releases and increased consumer demand, we have in the past exhausted our inventory of RealD eyewear and incurred increased shipping costs to accelerate delivery.

Our RealD 3D eyewear business model in North America relies on fees from motion picture studios for the usage of RealD eyewear by motion picture exhibitors’ customers, the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession.  We understand that at least one major motion picture studio is demanding a change to the 3D eyewear business model in North America to resemble the international model, and that May 2012 may be the timeline for the proposed change.  While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects.

Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

The global economic environment since late 2008 has been volatile and continues to pose risks. The economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending, resulting in lower motion picture box office. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D technologies, any of which could cause our business, revenue and growth prospects to suffer.

The loss of members of our management or research and development teams could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued individual and collective contributions of our management and research and development teams. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors and consumer electronics manufacturers and the research and development of our 3D technologies. The loss of any of these individuals, including Michael V. Lewis, our Chairman and Chief Executive Officer, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

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

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of October 28, 2011, our common stock has subsequently traded as high as $35.60 and as low as $8.74. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of October 28, 2011, we had 54,449,804 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of September 23, 2011, there are 8,386,885 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 607,581 shares of common stock reserved for future issuance under our equity incentive plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of September 23, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 19.19% of our outstanding common stock. Of this 19.19%, approximately 9.63% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 9.32% was beneficially owned by Joshua Greer, our co-founder and member of our board of directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.

3.2(2)	Amended and Restated Bylaws as became effective on July 15, 2010.

4.1(3)	Form of specimen common stock certificate.

10.1(4)†	First Amendment to Amended and Restated Real D System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between RealD Inc. and Cinemark USA, Inc.

10.5(5)#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.6(6)#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.7(7)	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between the Company and American Multi-Cinema, Inc.

10.8(8)	RealD 2011 Employee Stock Purchase Plan

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on July 28, 2011.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q on July 28, 2011.
(3)	Incorporated by reference to exhibit of same number filed with the Company’s Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July
21, 2011.
(5)	Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Annual Report on Form 10-K on June 9, 2011.
(6)	Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Annual Report on Form 10-K on June 9, 2011.
(7)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 28, 2011.
(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 1, 2011.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Indicates management contract or compensatory plan, contract, or agreement.
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

Date: November 2, 2011