Form 10-Q
period 2011-12-23
RealD Inc.
filed 2012-02-01
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 23, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number: 001-34818

RealD Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0620426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Crescent Drive, Suite 200 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐    No  ☒

On January 27, 2012, the registrant had 54,468,754 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
December 23, 2011

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	December 23,	March 25,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,180	$16,936
Accounts receivable, net	44,015	50,676
Inventories	46,020	54,971
Deferred costs – eyewear	573	49
Deferred income taxes	–	1,029
Income taxes receivable	–	139
Prepaid expenses and other current assets	2,040	1,734
Total current assets	121,828	125,534
Property and equipment, net	10,970	7,889
Cinema systems, net	142,954	122,226
Digital projectors, net-held for sale	4,360	10,475
Goodwill	10,657	10,657
Other intangibles, net	1,788	1,918
Deferred income taxes	817	–
Other assets	4,906	1,448
Total assets	$298,280	$280,147

Liabilities and equity
Current liabilities:
Accounts payable	$26,584	$58,713
Accrued expenses and other liabilities	27,457	40,118
Deferred revenue	7,820	14,176
Income taxes payable	3,885	–
Deferred income taxes	700	–
Current portion of long-term debt	–	2,291
Total current liabilities	66,446	115,298
Credit facility agreement	25,000	–
Deferred revenue, net of current portion	14,193	14,106
Other long-term liabilities, customer deposits and virtual print fee liability	3,679	4,533
Long-term debt, net of current portion	–	19
Deferred income taxes	–	1,091
Commitments and contingencies
Equity
Common stock, $0.0001 par value, 200,000 shares authorized; 54,468 and 53,570 shares issued and outstanding at December 23, 2011 and March 25, 2011, respectively	305,424	292,904
Accumulated deficit	(118,247)	(149,580)
Total RealD Inc. stockholders’ equity	187,177	143,324
Noncontrolling interest	1,785	1,776
Total equity	188,962	145,100
Total liabilities and equity	$298,280	$280,147

See accompanying notes to condensed consolidated financial statement

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	December 23,	December 24,	December 23,	December 24,
	2011	2010	2011	2010

Revenue:
License	$28,454	$18,838	$116,146	$68,390
Product and other	20,572	38,942	80,435	119,232
Total revenue	49,026	57,780	196,581	187,622
Cost of revenue:
License	9,202	5,301	30,321	11,660
Product and other	15,870	46,341	64,465	138,099
Total cost of revenue	25,072	51,642	94,786	149,759
Gross profit	23,954	6,138	101,795	37,863
Operating expenses:
Research and development	4,336	4,347	12,736	10,751
Selling and marketing	6,564	5,813	20,259	15,251
General and administrative	11,513	10,596	29,735	25,195
Total operating expenses	22,413	20,756	62,730	51,197
Operating income (loss)	1,541	(14,618)	39,065	(13,334)
Interest expense	(227)	(71)	(710)	(873)
Other income (loss)	(792)	(431)	157	6,376
Income (loss) before income taxes	522	(15,120)	38,512	(7,831)
Income tax expense (benefit)	(2,241)	1,648	7,170	3,299
Net income (loss)	2,763	(16,768)	31,342	(11,130)
Net (income) loss attributable to noncontrolling interest	70	181	(9)	(692)
Accretion of preferred stock	-	-	-	(4,934)
Net income (loss) attributable to RealD Inc. common stockholders	$2,833	$(16,587)	$31,333	$(16,756)

Earnings (loss) per common share:
Basic	$0.05	$(0.34)	$0.58	$(0.43)
Diluted	$0.05	$(0.34)	$0.55	$(0.43)

Shares used in computing earnings (loss) per common share:
Basic	54,524	48,760	54,274	38,689
Diluted	56,385	48,760	56,985	38,689

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Nine Months Ended
	December 23,	December 24,
	2011	2010
Cash flows from operating activities
Net income (loss)	$31,342	$(11,130)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,558	10,428
Deferred income tax	(179)	–
Non-cash interest expense	133	132
Non-cash stock compensation	11,718	5,988
Motion picture exhibitor option reduction in revenue	–	34,008
Gain on sale of digital projectors	(1,156)	(6,720)
(Gain) loss on disposal of assets	434	–
Impairment of long-lived assets	9,024	814
Changes in operating assets and liabilities:
Accounts receivable	6,661	(8,074)
Inventories	8,951	(36,537)
Prepaid expenses and other current assets	(306)	(3,785)
Deferred costs - eyewear	(524)	271
Other assets	(3,458)	2,382
Accounts payable	(32,904)	19,625
Accrued expenses and other liabilities	(12,794)	14,139
Other long-term liabilities, customer deposits and virtual print fee liability	1,700	1,791
Income taxes receivable/payable	4,024	166
Deferred revenue	(6,269)	(1,886)
Net cash provided by operating activities	36,955	21,612

Cash flows from investing activities
Purchases of marketable securities	–	(6,849)
Proceeds from sale of marketable securities	–	6,849
Purchases of property and equipment	(5,545)	(3,623)
Purchases of cinema systems and related components	(46,656)	(63,983)
Purchases of digital projectors	–	(418)
Proceeds from sale of digital projectors	3,999	15,612
Net cash used in investing activities	(48,202)	(52,412)

Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	–	81,940
Noncontrolling interest distribution	–	(888)
Repayments of long-term debt	(2,311)	(9,089)
Proceeds from credit facility - revolving credit facility	30,000	5,000
Repayments on credit facility - revolving credit facility	(5,000)	(15,150)
Repayments on credit facility - term loan	–	(10,000)
Proceeds from exercise of stock options	528	951
Proceeds from exercise of warrants	271	363
Proceeds from exercise of motion picture exhibitor options	3	11
Net cash provided by financing activities	23,491	53,138
Net increase in cash and cash equivalents	12,244	22,338
Cash and cash equivalents, beginning of year	16,936	13,134
Cash and cash equivalents, end of year	$29,180	$35,472

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$-	$4,934

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

The calculation of the basic and diluted income (loss) per share of common stock for the three and nine months ended December 23, 2011 and December 24, 2010 was as follows:

	Three months ended		Nine months ended
	December 23,	December 24,	December 23,	December 24,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss)	$2,763	$(16,768)	$31,342	$(11,130)
Net (income) loss attributable to noncontrolling interest	70	181	(9)	(692)
Accretion of preferred stock	-	-	-	(4,934)
Net income (loss) attributable to RealD Inc. common stockholders	$2,833	$(16,587)	$31,333	$(16,756)

Denominator:
Weighted-average common shares outstanding (basic)	54,524	48,760	54,274	38,689
Effect of dilutive securities	1,861	–	2,711	–
Weighted-average common shares outstanding (diluted)	56,385	48,760	56,985	38,689

Earnings (loss) per common share:
Basic	$0.05	$(0.34)	$0.58	$(0.43)
Diluted	$0.05	$(0.34)	$0.55	$(0.43)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted income (loss) per common share for the three and nine months ended December 23, 2011 and December 24, 2010 was as follows:

	Three months ended		Nine months ended
	December 23,	December 24,	December 23,	December 24,
(in thousands)	2011	2010	2011	2010
Options and warrants to purchase common stock	5,318	11,113	3,358	9,796
Conversion of convertible preferred stock	-	-	-	6,907
Total	5,318	11,113	3,358	16,703

In the above anti-dilution table, the columns for the three and nine months ended December 24, 2010 exclude 1,222,781 motion picture exhibitor options that vested upon the achievement of screen installation targets because the targets were not met as of December 24, 2010.

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of December 23, 2011, we had outstanding forward contracts based in Canadian dollar, British pound sterling and Euro with notional amounts totaling an aggregate of $1.6 million. As of December 23, 2011, the carrying amount of our foreign currency forward contracts was $0.1 million and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data.  As of March 25, 2011, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For the three months ended December 23, 2011, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the three months ended December 24, 2010, the net gain related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the nine months ended December 23, 2011 and December 24, 2010, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $4.0 million and $6.8 million as of December 23, 2011 and March 25, 2011, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of December 23, 2011 and March 25, 2011, the inventory reserve as a result of our net realizable value analyses was $3.0 million and $3.2 million, respectively.

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

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the three months ended September 23, 2011 to cost of revenue for certain of the cinema systems totaled $6.8 million.

For the three months ended December 23, 2011 and December 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.2 million and $0.5 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $9.0 million and $0.8 million, respectively.

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

License revenue

License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Revenue reductions

We record revenue net of motion picture exhibitor stock options and revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options were fully vested by March 25, 2011 upon the achievement of screen installation targets. Prior to being fully vested, the motion picture exhibitor stock options were valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized were based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $22.0 million and $34.0 million for the three months and nine months ended December 24, 2010, respectively. As the motion picture exhibitor stock options had fully vested as of March 25, 2011, all of the associated reduction of revenue had been recognized through that date.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.6 million and $2.2 million for the three months ended December 23, 2011 and December 24, 2010, respectively. Shipping and handling costs recognized in cost of revenue were $5.6 million and $8.7 million for the nine months ended December 23, 2011 and December 24, 2010, respectively.

Recent accounting pronouncements

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

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	December 23,	March 25,
(in thousands)	2011	2011
RealD Cinema Systems	$179,900	$142,602
Digital projectors - held for sale	6,193	13,333
Leasehold improvements	999	1,163
Machinery and equipment	6,695	6,430
Furniture and fixtures	12	15
Computer equipment and software	2,537	2,089
Construction in process	4,360	820
Total	$200,696	$166,452
Less accumulated depreciation	(42,412)	(25,862)
Property and equipment, RealD Cinema Systems and digital projectors, net	$158,284	$140,590

Depreciation expense amounted to $7.4 million and $4.4 million for the three months ended December 23, 2011 and December 24, 2010, respectively. Depreciation expense amounted to $20.4 million and $10.4 million for the nine months ended December 23, 2011 and December 24, 2010, respectively.

We receive virtual print fees (“VPFs”) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $1.0 million and $1.5 million as of December 23, 2011 and March 25, 2011, respectively.

There were no sales of digital projectors during the three months ended December 23, 2011. During the three months ended December 24, 2010, we received $0.3 million in cash from motion picture exhibitor customers for the sale of digital projectors and the resulting gain was not significant. During the nine months ended December 23, 2011, we received $4.0 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $1.2 million in other income (loss). During the nine months ended December 24, 2010, we received $15.6 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.3 million of notes payable to the equipment providers.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the three months ended September 23, 2011 to cost of revenue for certain of the cinema systems totaled $6.8 million.

4. Borrowings

Credit Agreement

We have entered into a credit and security agreement with City National Bank, a national banking association, or City National, which was dated as of June 24, 2010 and amended on April 5, 2011 (as amended, the “Credit Agreement”), to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25.0 million thereafter and which will mature on June 30, 2012.  On December 6, 2011, we further amended the Credit Agreement to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans shall remain $50 million after December 31, 2011 and to extend the maturity date of the revolving credit loans under the Credit Agreement to December 31, 2013. The Credit Agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National and are guaranteed by our subsidiaries, ColorLink, Inc., or ColorLink  and Stereographics Corporation , or Stereographics. The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (“LIBOR”) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum.

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 23, 2011, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of December 23, 2011, there was $25.0 million in borrowings outstanding under the Credit Agreement. As of December 23, 2011, borrowings outstanding under the Credit Agreement bear interest at 3.50%. As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement. Interest expense related to our borrowings under our credit facility agreement was $0.2 million and $0.6 million for the three and nine months ended December 23, 2011, respectively. Interest expense related to our borrowings under our credit and security agreement was not significant for the three months ended December 24, 2010. Interest expense related to our borrowings under our credit facility agreement and credit and security agreement was $0.6 million for the nine months ended December 24, 2010.

Notes Payable

As of December 23, 2011, we had no notes payable outstanding. As of March 25, 2011, we had $2.3 million aggregate principal amount of notes payable outstanding. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to notes payable was $0.1 million for the three months ended December 24, 2010. Interest expense related to notes payable was $0.1 million and $0.3 million for the nine months ended December 23, 2011 and December 24, 2010, respectively.

5. Commitments and contingencies

Indemnities and commitments

During the ordinary course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of our technologies, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities and commitments in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is reasonably probable and estimable.

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $1.3 million at December 23, 2011 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

6. Mandatorily redeemable convertible preferred stock and equity

Mandatorily redeemable convertible preferred stock

We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010, the date at which such preferred shares were converted into common shares. Accretion was provided using the effective interest-rate method. For the nine months ended December 24, 2010, we recorded accretion of $4.9 million.

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

Amounts recorded as a revenue reduction totaled $22.0 million and $34.0 million for the three and nine months ended December 24, 2010, respectively. As the motion picture exhibitor stock options had fully vested as of March 25, 2011, all of the associated reduction of revenue had been recognized through that date.  Additionally, 407,593 exhibitor stock options were exercised by certain of our motion picture exhibitors during the nine months ended December 23, 2011. As of June 24, 2011 all motion picture exhibitor stock options have been exercised.

Warrants

As of December 23, 2011, there were no warrants outstanding to purchase shares of common stock.  For the nine months ended December 23, 2011 and December 24, 2010, 326,700 and 435,600, warrants were exercised, respectively.

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

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the nine months ended December 23, 2011, we granted 1.9 million stock options at a weighted average grant date fair value of $11.52 per share.  For the three months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to stock options was $3.1 million and $2.2 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to stock options was $9.1 million and $4.7 million, respectively.

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For the three months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to performance stock options was $0.5 million and $0.5 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to performance stock options was $1.3 million and $0.9 million, respectively.

Restricted stock units

Restricted stock units vest over one to four years. For the nine months ended December 23, 2011, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $20.53 per restricted stock unit. For the three months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to restricted stock units was $0.5 million and $0.2 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to restricted stock units was $1.3 million and $0.4 million, respectively.

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 23, 2011 and December 24, 2010 was as follows:

	Three months ended		Nine months ended
(in thousands)	December 23, 2011	December 24, 2010	December 23, 2011	December 24, 2010
Share-based compensation
Cost of revenue	$119	$50	$317	$93
Research and development	524	434	2,095	1,016
Selling and marketing	1,305	898	3,529	2,053
General and administrative	2,138	1,598	5,777	2,826
Total	$4,086	$2,980	$11,718	$5,988

Included in research and development for the nine months ended December 23, 2011 is $0.6 million of additional share-based compensation expense recognized in connection with a modification of stock options and performance stock options pursuant to a separation agreement for one of our officers.

8. Income taxes

Our income tax expense (benefit) for the three months ended December 23, 2011 and December 24, 2010 was a benefit of $2.2 million and an expense of $1.6 million, respectively. Our income tax expense for the nine months ended December 23, 2011 and December 24, 2010 was $7.2 million and $3.3 million, respectively. We have net operating losses that may potentially be offset against earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of December 23, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

9. Equity

A summary of the changes in total equity for the nine months ended December 23, 2011 was as follows:

	RealD Inc.
	stockholders'	Noncontrolling	Total
(in thousands)	equity	interest	equity

Balance, March 25, 2011	$143,324	$1,776	$145,100
Share-based compensation	11,718	-	11,718
Exercise of stock options	528	-	528
Exercise of motion picture exhibitor options	3	-	3
Exercise of warrants	271	-	271
Comprehensive income:
Net income (loss)	31,333	9	$31,342
Total comprehensive income			31,342
Balance, December 23, 2011	$187,177	$1,785	$188,962

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

For the three and nine months ended December 23, 2011 we paid $0.1 million pursuant to the separation agreement and $0.1 million pursuant to the consulting agreement.

11. Subsequent event

In January 2012, the Members of Digital Link II, a majority owned subsidiary of RealD approved the distribution of $3.4 million to the operating members based on the membership interest of 55.6%, or $1.9 million for RealD and 44.4%, or $1.5 million for our noncontrolling interest partner.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal 2012 ending March 23, 2012 as well their commercial success and consumer preferences; our relationships with consumer electronics panel manufacturers and our ability to generate substantial revenue from the licensing of our 3D technologies for use in the 3D consumer electronics market; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Nine months ended
	December 23,	December 24,
(approximate numbers)	2011	2010
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	11,500	6,900
Total international RealD enabled screens	8,200	4,400
Total RealD enabled screens	19,700	11,300
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,500	2,300
Total international locations with RealD enabled screens	2,400	1,900
Total locations with RealD enabled screens	4,900	4,200
Number of 3D motion pictures (released during period)	28	20

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of December 23, 2011, there were approximately 19,700 RealD-enabled screens worldwide as compared to approximately 11,300 RealD-enabled screens worldwide as of December 24, 2010, an increase of 8,400 RealD-enabled screens or 74%.  Based on the slate announcements by motion picture studios, we anticipate that approximately 36 3D motion pictures will be released worldwide in our fiscal year 2012, including sequels to successful major motion picture franchises, such as Harry Potter, Transformers, Pirates of the Caribbean, Kung Fu Panda, Cars, Underworld, Journey to the Center of the Earth and Ghost Rider.

Consumer electronics

We have recently made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Pirates of the Caribbean, Thor, Rio, Kung Fu Panda and the Smurfs is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of RealD’s 3D display technology into LCD panels manufactured by Samsung beginning in early 2012, Samsung’s initiative to manufacture panels under the license agreement with RealD is not currently being pursued.

Motion picture exhibitor stock options

We incurred variability in our license revenue and operating results in connection with stock options issued to some of our motion picture exhibitor licensees that vested upon the achievement of screen installation targets. For further discussion regarding exhibitor stock options, see “Critical accounting policies and estimates.”

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Nine months ended
	December 23,	December 24,	December 23,	December 24,
(in thousands)	2011	2010	2011	2010
Consolidated statements of operations data:
Gross revenue	$49,026	$79,740	$196,581	$221,630
Motion picture exhibitor options	-	(21,960)	-	(34,008)
Net revenue	49,026	57,780	196,581	187,622
Cost of revenue	25,072	51,642	94,786	149,759
Gross profit	23,954	6,138	101,795	37,863
Operating expenses:
Research and development	4,336	4,347	12,736	10,751
Selling and marketing	6,564	5,813	20,259	15,251
General and administrative	11,513	10,596	29,735	25,195
Total operating expenses	22,413	20,756	62,730	51,197
Operating income	1,541	(14,618)	39,065	(13,334)
Interest expense	(227)	(71)	(710)	(873)
Other income	(792)	(431)	157	6,376
Income (loss) before income taxes	522	(15,120)	38,512	(7,831)
Income tax expense	(2,241)	1,648	7,170	3,299
Net income (loss)	2,763	(16,768)	31,342	(11,130)
Net (income) loss attributable to noncontrolling interest	70	181	(9)	(692)
Accretion of preferred stock	-	-	-	(4,934)
Net income (loss) attributable to RealD Inc.
common stockholders	$2,833	$(16,587)	$31,333	$(16,756)

Other data:
Adjusted EBITDA (1)	$16,165	$16,908	$86,574	$44,361

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

Three months ended December 23, 2011 compared to three months ended December 24, 2010

Revenue

	Three months ended
	December 23,	December 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue:
Gross license	$28,454	$40,798	$(12,344)	(30%)
Motion picture exhibitor options	-	(21,960)	21,960	(100%)
Net license	28,454	18,838	9,616	51%
Product and other	20,572	38,942	(18,370)	(47%)
Total net revenue	$49,026	$57,780	$(8,754)	(15%)

The decrease in net revenue recorded during the three months ended December 23, 2011 compared to the three months ended December 24, 2010 was primarily due to a decrease in net license revenues resulting from the decrease in the box office of 3D motion pictures on RealD-enabled screens. The decrease in product and other revenue was also primarily due to the resulting decrease in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 55% of total gross revenue for the three months ended December 23, 2011 as compared to 58% for the three months ended December 24, 2010.  The decrease in net revenues attributable to international markets was driven by decreases in purchases of RealD eyewear by international motion picture exhibitor customers.

For the three months ended December 23, 2011, there were eight motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended December 23, 2011 includes admission-based fees related to the following motion pictures: Puss in Boots ($3.2 million), The Lion King 3D ($3.0 million), Immortals ($2.3 million), The Adventures of Tintin ($2.3 million), The Three Musketeers ($1.2 million), Dolphin Tale ($1.2 million), The Smurfs ($1.1 million) and Arthur Christmas ($1.0 million).

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

Net license revenues comprised 58% and 33% of total revenues for each of the three months ended December 23, 2011 and December 24, 2010, respectively. International license revenues comprised 60% of gross license revenues in the three months ended December 23, 2011 as compared to 58% for the three months ended December 24, 2010.

The decrease in our net product and other revenue in the three months ended December 23, 2011 as compared to the three months ended December 24, 2010, was primarily a result of a decrease in the volume of RealD eyewear used in our domestic markets and eyewear sold in our international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate. International product revenues comprised 47% of total product revenues in the three months ended December 23, 2011 as compared to 57% for the three months ended December 24, 2010. International product and other revenues were 56% and 94% of international license revenue for the three months ended December 23, 2011 and December 24, 2010, respectively.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D, the box office performance of those motion pictures as well as the relative performance of those motion pictures displayed in 2D vs. 3D.

Cost of Revenue
	Three months ended
	December 23,	December 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue	$49,026	$57,780	$(8,754)	(15%)
Cost of revenue:
License	9,202	5,301	3,901	74%
Product and other	15,870	46,341	(30,471)	(66%)
Total cost of revenue	$25,072	$51,642	$(26,570)	(51%)
Gross profit	$23,954	$6,138	$17,816	290%
Gross margin	49%	11%

For the three months ended December 23, 2011, our cost of revenue decreased primarily due to the decrease of RealD eyewear sales and the increased usage of recycled eyewear, which generates higher gross margin. Cost of revenue decreased, as a percentage of revenue, to 51% for the three months ended December 23, 2011, as compared to 89% for the three months ended December 24, 2010.

There was no motion picture exhibitor option expense in the three months ended December 23, 2011.

License cost of revenue increased $3.9 million quarter-over-quarter primarily as a result of a $0.7 million increase in impairment expense and a $2.9 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales for the three months ended December 23, 2011 and December 24, 2010 is depreciation expense of $6.6 million and $4.1 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 23% for the three months ended December 23, 2011 from 10% for the three months ended December 24, 2010.

We had product and other gross profit of $4.7 million for the three months ended December 23, 2011, primarily due to RealD eyewear. The decrease in our cost of product and other revenue is primarily a result of the decrease in the volume of RealD eyewear, the increased usage of recycled eyewear and a decrease in freight related expenses. Product and other gross margin increased to 23% for the three months ended December 23, 2011 as compared to negative 19% for the three months ended December 24, 2010. Freight related expense decreased by an aggregate of $3.1 million as a result of the decreased volume of RealD eyewear. Expedited freight charges were insignificant in the three months ended December 23, 2011 and December 24, 2010.

Our cost of revenue as a percentage of net revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of net license and net product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources, impairment charges and the percentage of usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating expenses
	Three months ended
	December 23,	December 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Research and development	$4,336	$4,347	$(11)	(0%)
Selling and marketing	6,564	5,813	751	13%
General and administrative	11,513	10,596	917	9%
Total operating expenses	$22,413	$20,756	$1,657	8%

Research and development. Our research and development expenses decreased slightly primarily due to an increase of $0.2 million in consultant fees offset by decreases in personnel costs of $0.2 million. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to the incurrence of additional advertising and marketing initiatives of $0.3 million, $0.2 million increase in occupancy costs, a $0.2 million increase in salaries and benefits as the number of selling and marketing personnel increased to 30 at December 23, 2011 from 23 at December 24, 2010 and a $0.4 million increase in share-based compensation expense. These increases were partially offset by decreases in professional fees and outside services of $0.4 million. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $1.0 million increase in personnel costs. The increase in personnel costs includes an increase of $0.5 million in share-based compensation expense and an increase in salaries and benefits of $0.5 million as we increased the number of general and administrative employees to 41 at December 23, 2011 from 24 at December 24, 2010 to support our overall growth, including the requirements of being a public company. Professional fees increased $0.2 million, occupancy costs increased $0.3 million and travel costs increased $0.2 million to support the growth in our operations.  These increases were partially offset by decreases in bad debt expense of $0.5 million and decreases in public company related expenses of $0.6 million which includes listing, registration and issuance costs, as well as investor relations and compliance fees.

Sales and use tax expense increased $0.3 million to $1.6 million for the three months ended December 23, 2011.  Property tax expense was $0.4 million for the three months ended December 23, 2011 and December 24, 2010. We expect to continue to incur additional general and administrative expenses to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

Interest expense.  Interest expense for the three months ended December 23, 2011 and December 24, 2010 was $0.2 million and $0.1 million, respectively.

Income tax.  Our income tax expense (benefit) for the three months ended December 23, 2011 was a benefit of $2.2 million compared to an expense of $1.6 million for the three months ended December 24, 2010, primarily due the differences in the effective tax rate estimate used. For the three months ended December 23, 2011 the effective tax rate at the end of the interim period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.  For the three months ended December 24, 2010, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate, as a reliable estimate of the annual effective tax rate could not be made. We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Nine months ended December 23, 2011 compared to nine months ended December 24, 2010

Revenue

	Nine months ended
	December 23,	December 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue:
Gross license	$116,146	$102,398	$13,748	13%
Motion picture exhibitor options	-	(34,008)	34,008	(100%)
Net license	116,146	68,390	47,756	70%
Product and other	80,435	119,232	(38,797)	(33%)
Total net revenue	$196,581	$187,622	$8,959	5%

The increase in net revenue recorded during the nine months ended December 23, 2011 compared to the nine months ended December 24, 2010 was primarily due to the an increase in net license revenues resulting from an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens partially offset by a decrease in product and other revenue. Our international markets comprised approximately 52% of total gross revenue for the nine months ended December 23, 2011 as compared to 55% for the nine months ended December 24, 2010.

For the nine months ended December 23, 2011, there were 18 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the nine months ended December 23, 2011 included the following: Transformers: Dark of the Moon ($11.2 million), Harry Potter and the Deathly Hallows Part 2 ($10.8 million), Pirates of the Caribbean: On Stranger Tides ($9.2 million), Kung Fu Panda 2 ($5.8 million), Thor ($5.8 million), Rio ($5.3 million), The Smurfs ($5.3 million), Cars 2 ($4.8 million), The Lion King 3D ($4.3 million) and Captain America: The First Avenger ($3.6 million).

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

Net license revenues comprised 59% and 36% of total revenues for each of the nine months ended December 23, 2011 and December 24, 2010, respectively. International license revenues comprised 58% of gross license revenues in the nine months ended December 23, 2011 as compared to 50% for the nine months ended December 24, 2010.

The decrease in our net product and other revenue in the nine months ended December 23, 2011 as compared to the nine months ended December 24, 2010, was primarily a result of a decrease in the volume of RealD eyewear used in our domestic markets and eyewear sold to our international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as the inventory build by non-U.S. motion picture exhibitors in prior periods. International product revenues comprised 43% of total product revenues in the nine months ended December 23, 2011 as compared to 58% for the nine months ended December 24, 2010. International product and other revenues were 51% and 136% of international license revenue for the nine months ended December 23, 2011 and December 24, 2010, respectively.

Cost of Revenue
	Nine months ended
	December 23,	December 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Revenue	$196,581	$187,622	$8,959	5%
Cost of Revenue:
License	30,321	11,660	18,661	160%
Product and other	64,465	138,099	(73,634)	(53%)
Total cost of revenue	$94,786	$149,759	$(54,973)	(37%)
Gross profit	$101,795	$37,863	$63,932	169%
Gross margin	52%	20%

For the nine months ended December 23, 2011, our cost of revenue decreased primarily due to the decrease of RealD eyewear sales and the increased usage of recycled eyewear. Cost of revenue decreased, as a percentage of revenue, to 48% for the nine months ended December 23, 2011, as compared to 80% for the nine months ended December 24, 2010. Contributing to the improvement in gross margin was an increase in license revenue, a decrease in RealD eyewear sales and the increased usage of recycled eyewear, which generates higher gross margin. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

There was no motion picture exhibitor option expense in the nine months ended December 23, 2011.

License cost of revenue increased $18.7 million primarily as a result of an $8.2 million increase in impairment expense and a $10.1 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales for the nine months ended December 23, 2011 and December 24, 2010 is depreciation expense of $18.4 million and $9.7 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 16% for the nine months ended December 23, 2011 from 10% for the nine months ended December 24, 2010.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the three months ended September 23, 2011 to cost of revenue for certain of the cinema systems totaled $6.8 million.

We had product and other gross profit of $16.0 million for the nine months ended December 23, 2011, primarily due to RealD eyewear. The decrease in our cost of product and other revenue is primarily a result of the decrease in the volume of RealD eyewear, the increased usage of recycled eyewear and a decrease in freight related expenses. Product and other gross margin increased to 20% for the nine months ended December 23, 2011 as compared to negative 16% for the nine months ended December 24, 2010. Freight related expense decreased by an aggregate of $9.4 million as a result of the decreased volume of RealD eyewear as well as a reduction in expedited freight charges. Expedited freight charges were $0.2 million and $4.0 million in the nine months ended December 23, 2011 and December 24, 2010, respectively.

Our cost of revenue as a percentage of net revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of net license and net product revenue, the mix of domestic and international product revenues the relative mix of products and any new revenue sources, impairment charges, and the percentage of usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating expenses
	Nine months ended
	December 23,	December 24,	Amount	Percentage
(in thousands)	2011	2010	change	change
Research and development	$12,736	$10,751	$1,985	18%
Selling and marketing	20,259	15,251	5,008	33%
General and administrative	29,735	25,195	4,540	18%
Total operating expenses	$62,730	$51,197	$11,533	23%

Research and development.  Our research and development expenses increased primarily due to a $0.2 million increase in spending on personnel costs, which includes a $0.5 million increase in severance costs pursuant to a separation agreement for one of our officers, a $0.3 million increase in consultant fees, a $0.7 million increase in depreciation, and a $1.1 million increase in share-based compensation expense, partially offset by a decrease of $0.1 million in travel and entertainment expenses and a decrease of $0.2 million in occupancy costs. The number of research and development personnel increased to 35 at December 23, 2011 from 33 at December 24, 2010. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to the incurrence of additional advertising and marketing initiatives of $2.6 million in the nine months ended December 24, 2011, an increase of $0.7 million in personnel expenses, $0.4 million of selling and marketing costs related to the feature film, Carmen in 3D which we co-produced with London’s Royal Opera House, an increase of $0.4 million in occupancy expenses and an increase of $1.5 million in share-based compensation expense, partially offset by decreases in professional fees and outside services of $0.6 million. The change in personnel costs includes an increase of $0.9 million in salaries and benefits as we increased the number of selling and marketing personnel to 30 at December 23, 2011 from 23 at December 24, 2010, partially offset by decreases in contractual and discretionary bonuses of $0.2 million. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $1.6 million increase in personnel costs. The increase in personnel costs includes an increase in salaries and benefits of $1.7 million as we increased the number of general and administrative employees to 41 at December 23, 2011 from 24 at December 24, 2010 to support our overall growth, including the requirements of being a public company, partially offset by decreases in contractual and discretionary bonuses of $0.1 million.  Additionally, there were increases of $3.0 million in share-based compensation expense, $2.2 million in professional and consulting fees, $0.4 million in depreciation expense, and $0.9 million in occupancy costs to support the growth in our operations.  These increases were partially offset by decreases of $3.0 million in bad debt expense and $0.5 million in public company related expenses, which includes listing, registration and issuance costs, as well as investor relations and compliance fees. Sales and use tax expense was $5.1 million and $5.4 million for the nine months ended December 23, 2011 and December 24, 2010, respectively. The decrease of $0.3 million of sales and use tax was primarily due to the decrease in the volume of RealD eyewear used in our domestic markets. Property tax was $1.1 million and $0.8 million for the nine months ended December 23, 2011 and December 24, 2010, respectively. The increase of $0.3 million of property tax was primarily attributable to the increased installed base of RealD Cinema Systems. We expect to continue to incur additional general and administrative expenses to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

Interest expense.  Interest expense for the nine months ended December 23, 2011 and December 24, 2010 was $0.7 million and $0.9 million, respectively. The decrease was primarily due to interest rates related to the borrowings under our Credit Agreement and reduction in the outstanding amounts of our notes payable.

Other income (loss).  Other income (loss) for the nine months ended December 23, 2011 and December 24, 2010 was $0.2 million and $6.4 million. Other income (loss) decreased primarily due to a $6.7 million gain from the sale of digital projectors during the nine months ended December 24, 2010.

Income tax.  Our income tax expense for the nine months ended December 23, 2011 was $7.2 million compared to $3.3 million for the nine months ended December 24, 2010, primarily due to the differences in the effective tax rate estimate used. For the nine months ended December 23, 2011 the effective tax rate at the end of the interim period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. For the nine months ended December 24, 2010, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate, as a reliable estimate of the annual effective tax rate could not be made. We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

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

Liquidity and capital resources

Since our inception and through December 23, 2011, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected revenue generated from the 3D motion pictures exhibited on our RealD Cinema Systems and RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems as well as for building inventory, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, including system upgrades and replacements, changes in product offerings and new technology, we expect to supplement our liquidity needs primarily with borrowings under our Credit Agreement.

On December 6, 2011, we entered into a second amendment to the Credit Agreement to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans shall remain $50 million after December 31, 2011 and to extend the maturity date of the revolving credit loans under the Credit Agreement to December 31, 2013. As of December 23, 2011, our primary sources of liquidity were our cash and cash equivalents of $29.2 million and our Credit Agreement providing for a revolving credit facility of up to $50.0 million through December 31, 2013, $25.0 million of which was available for borrowing.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Nine months ended
	December 23,	December 24,
(in thousands)	2011	2010
Operating activities	$36,955	$21,612
Investing activities	(48,202)	(52,412)
Financing activities	$23,491	$53,138

Cash flow from operating activities

Net cash inflows from operating activities during the nine months ended December 23, 2011 primarily resulted from net income, increased collections of accounts receivable, decreased inventories, partially offset by decreases in accounts payable and accrued expenses. Decreases in accounts payable and accrued expenses were related to timing of payments due to increased cash flow from operations.

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

Cash flow from investing activities and capital resources

For both the nine months ended December 23, 2011 and December 24, 2010, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the nine months ended December 23, 2011 and December 24, 2010, we received proceeds of $4.0 million and $15.6 million, respectively, as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $52.2 million for the nine months ended December 23, 2011 and $68.0 million for the nine months ended December 24, 2010. We expect our capital expenditures of cinema systems and related components to be approximately $50.0 million to $60.0 million for the fiscal year ending March 23, 2012. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Cash flow from financing activities

Net cash inflows from financing activities for the nine months ended December 23, 2011 primarily resulted from proceeds from the Credit Agreement of $30.0 million partially offset by $5.0 million of repayments on the Credit Agreement.

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

As of December 23, 2011, we had no notes payable outstanding. As of March 25, 2011 we had $2.3 million aggregate principal amount of notes payable outstanding. Interest expense was based on annual interest rates ranging from 7.0% to 8.4%. The notes were secured by the underlying equipment.

We have entered into the Credit Agreement with City National, which was dated as of June 24, 2010 and amended on April 5, 2011, to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50.0 million through December 31, 2011 and (ii) up to $25.0 million thereafter and which will mature on June 30, 2012. On December 6, 2011, we further amended the Credit Agreement to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans shall remain up to $50 million and to extend the maturity date of the revolving credit loans under the Credit Agreement to December 31, 2013. The Credit Agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National and are guaranteed by our subsidiaries, ColorLink and Stereographics.

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 23, 2011, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable. As of December 23, 2011, there was $25.0 million outstanding under the Credit Agreement and there was $25.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, including investing in technology.

For the nine months ended December 23, 2011 and December 24, 2010, proceeds from employee stock option exercises were $0.5 million and $1.0 million, respectively.  For the nine months ended December 23, 2011 and December 24, 2010 proceeds from the exercise of warrants in our common stock were $0.3 million and $0.4 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and nine months ended December 23, 2011 and December 24, 2010:

	Three months ended		Nine months ended
	December 23,	December 24,	December 23,	December 24,
(in thousands)	2011	2010	2011	2010

Net income (loss)	$2,763	$(16,768)	$31,342	$(11,130)
Add (deduct):
Interest expense	227	71	710	873
Income tax expense (benefit)	(2,241)	1,648	7,170	3,299
Depreciation and amortization	7,406	4,384	20,558	10,428
Other (income) loss (1)	792	431	(157)	(6,376)
Share-based compensation expense (2)	4,086	2,980	11,718	5,988
Exhibitor option expense (3)	-	21,960	-	34,008
Impairment of assets and intangibles (4)	1,196	519	9,024	814
Sales and use tax (5)	1,569	1,291	5,076	5,443
Property tax (6)	367	392	1,133	839
Management fee (7)	-	-	-	175
Adjusted EBITDA	$16,165	$16,908	$86,574	$44,361

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

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan, in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; in making compensation decisions, in communications with our board of directors concerning our financial performance and because our credit facility agreement uses Adjusted EBITDA to measure our compliance with certain covenants. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

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

License revenue.  License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Revenue reductions.  We record revenue net of motion picture exhibitor stock options and revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vested upon the achievement of screen installation targets. Motion picture exhibitor stock options were valued at the underlying stock price at each reporting period until the targets were met. Amounts recognized were based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $22.0 million and $34.0 million for the three months and nine months ended December 24, 2010, respectively. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

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

Stock options

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the nine months ended December 23, 2011, we granted 1.9 million stock options at a weighted average grant date fair value of $11.52 per share.  For the three months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to stock options was $3.1 million and $2.2 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to stock options was $9.1 million and $4.7 million, respectively.

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

Performance stock options

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to performance stock options was $0.5 million and $0.5 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to performance stock options was $1.3 million and $0.9 million, respectively.

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

Restricted stock units

Restricted stock units vest over one to four years. For the nine months ended December 23, 2011, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $20.53 per restricted stock unit. For the three months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to restricted stock units was $0.5 million and $0.2 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, share-based compensation expense related to restricted stock units was $1.3 million and $0.4 million, respectively.

Share-based compensation expense for the three and nine months ended December 23, 2011 and December 24, 2010 was as follows:

	Three months ended		Nine months ended
(in thousands)	December 23, 2011	December 24, 2010	December 23, 2011	December 24, 2010
Share-based compensation
Cost of revenue	$119	$50	$317	$93
Research and development	524	434	2,095	1,016
Selling and marketing	1,305	898	3,529	2,053
General and administrative	2,138	1,598	5,777	2,826
Total	$4,086	$2,980	$11,718	$5,988

Included in research and development for the nine months ended December 23, 2011 is $0.6 million of additional share-based compensation expense recognized in connection with a modification of stock options and performance stock options pursuant to a separation agreement for one of our officers.

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

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the three months ended September 23, 2011 to cost of revenue for certain of the cinema systems totaled $6.8 million.

For the three months ended December 23, 2011 and December 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.2 million and $0.5 million, respectively. For the nine months ended December 23, 2011 and December 24, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $9.0 million and $0.8 million, respectively.

Deferred tax asset valuation and tax exposures

As of December 23, 2011, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At December 23, 2011, we had cash and cash equivalents of $29.2 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (“LIBOR”) loans, Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At December 23, 2011, we had $25.0 million borrowings outstanding under the Credit Agreement.  As of December 23, 2011, borrowings outstanding under the Credit Agreement bear interest at 3.50%.

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

As of December 23, 2011, we had outstanding forward contracts based in Canadian dollar, British pound sterling and Euro with notional amounts totaling an aggregate of $1.6 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three months ended December 23, 2011, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the three months ended December 24, 2010, the net gain related to the change in fair value of our foreign currency forward contracts was $0.1 million. For the nine months ended December 23, 2011 and December 24, 2010, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on December 23, 2011 would result in a $0.2 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.1 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 23, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. Our management believes that losses in excess of the amounts accrued arising from such lawsuits are remote, but that litigation is necessarily uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management.

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

In addition, license revenue from American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, and Regal Cinemas, Inc., or Regal, together comprised approximately 23% of our gross license revenue in the nine months ended December 23, 2011, 23% in the year ended March 25, 2011, 30% in the year ended March 26, 2010 and 37% in the year ended March 27, 2009.

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

We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of December 23, 2011, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,900 additional screens under our existing agreements with them. On January 26, 2011, the Company entered into an amendment to its license agreement with Regal to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Regal theater circuit by up to 1,500 additional screens. On July 21, 2011, we entered into an amendment to our license agreement with Cinemark to, among other things, provide for revised terms in respect of payment, royalties and duration of the agreement, as well as to expand the number of RealD-enabled screens across the Cinemark theater circuit by up to 1,500 additional screens. On July 28, 2011, we entered into an amendment to our license agreement with AMC to, among other things, expand the number of RealD-enabled screens across the AMC theater circuit in the United States and Canada by up to 1,000 additional screens, as well as to revise the term. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors’ ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

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

We are dependent on consumer electronics manufacturers to use our RealD Display, active and passive eyewear, and RealD Format technologies with their high definition televisions, laptops and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, these agreements are not exclusive, and we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. In addition, since 3D consumer electronics technologies are still emerging, it is unclear if consumers will widely adopt viewing 3D content in the home and elsewhere as an attractive alternative to the 2D viewing experience. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of RealD’s 3D display technology into LCD panels manufactured by Samsung beginning in early 2012, Samsung’s initiative to manufacture panels under the license agreement with RealD is not currently being pursued. The cost or lack of consumer interest in 3D technologies may cause consumer electronics manufacturers to limit, delay or cease their use of our 3D technologies. In addition, our competitors in 3D consumer electronics technologies may offer consumers superior technology or lower prices which may reduce the demand for our RealD 3D-enabled consumer electronic devices. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies in their devices.

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

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 52% for the nine months ended December 23, 2011, 55% in fiscal 2011, 46% in fiscal 2010 and 27% in fiscal 2009. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

•                 competitive and pricing pressures that vary from market-to-market and place-to-place;

•                  fluctuating foreign exchange rates and systems, particularly the Euro;

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

The global economic environment since late 2008 has been volatile and continues to pose risks. The economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending, resulting in lower motion picture box office revenue. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D technologies, any of which could cause our business, revenue and growth prospects to suffer.

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

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of January 27, 2012, our common stock has subsequently traded as high as $35.60 and as low as $7.94. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of January 27, 2012, we had 54,468,754 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of December 23, 2011, there were 8,622,885 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 362,090 shares of common stock reserved for future issuance under our equity incentive plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of December 23, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 15.25% of our outstanding common stock. Of this 15.25%, approximately 9.63% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 5.51% was beneficially owned by Joshua Greer, our co-founder and member of our board of directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.

3.2(2)	Amended and Restated Bylaws as became effective on July 15, 2010.

4.1(3)	Form of specimen common stock certificate.

10.1(4)†	First Amendment to Amended and Restated Real D System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between RealD Inc. and Cinemark USA, Inc.

10.5(5)#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.6(6)#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.

10.7(7)	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between the Company and American Multi-Cinema, Inc.

10.8(8)	RealD 2011 Employee Stock Purchase Plan

10.9(9)	Second Amendment to Credit and Security Agreement, dated as of December 6, 2011, between RealD, Inc. and City National Bank, acknowledged by each of Colorlink and Stereographics

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on July 28, 2011.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q on July 28, 2011.
(3)	Incorporated by reference to exhibit of same number filed with the Company’s Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 21, 2011.
(5)	Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Annual Report on Form 10-K on June 9, 2011.
(6)	Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Annual Report on Form 10-K on June 9, 2011.
(7)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 28, 2011.
(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 1, 2011.
(9)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 8, 2011
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Indicates management contract or compensatory plan, contract, or agreement.
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

Date: February 1, 2012