Form 10-K
period 2012-03-23
RealD Inc.
filed 2012-05-31
CIK 1327471

Use these links to rapidly review the document

Item 8. Financial statements and supplementary data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 23, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34818

RealD Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0620426 (I.R.S. Employer Identification No.)
100 N. Crescent Drive, Suite 200 Beverly Hills, California 90210 (Address of Principal Executive Offices, Zip code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $475,617,338.10 based on the last reported sale price of the registrant's common stock on September 23, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange ($10.86 per share). As of May 29, 2012, there were 54,629,717 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be filed on or about June 15, 2012. With the exception of the sections of the registrant's 2012 Proxy Statement specifically incorporated herein by reference, the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

RealD Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
March 23, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY DATA

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements concerning anticipated future financial and operating performance; our expectations regarding demand and acceptance for our technologies; RealD's ability to continue to derive substantial revenue from the licensing of RealD's 3D technologies for use in the motion picture industry, as well as our relationships with consumer electronics panel manufacturers and our ability to generate substantial revenue from the licensing of RealD's 3D technologies for use in 3D consumer electronics; 3D motion picture releases and conversions scheduled for fiscal 2013 ending March 2013 and beyond, their commercial success and consumer preferences; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; our relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with RealD's research and development activities; market and industry trends, including growth in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and RealD's projected operating results.

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

        This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including business segment and growth rates, that we obtained from industry publications, surveys and forecasts. Unless we otherwise specify, industry and market data is given on a calendar year basis and is current as of December 31, 2011. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K.

        RealD and the RealD logo are trademarks of RealD Inc. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders. All rights reserved. The absence of a trademark or service mark or logo from this Annual Report on Form 10-K does not constitute a waiver of trademark or other intellectual property rights of RealD Inc., its affiliates and/or licensors.

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

Competitive strengths

        Our competitive strengths include the following:

Innovative technology

        Our technical expertise has allowed us to develop new and innovative technologies for viewing 3D content in the motion picture industry, the home and elsewhere. Working with Disney to release Chicken Little in 3D in 2005, we became the first company to commercially enable 3D theater screens using digital projection. Our patented RealD Cinema Systems deliver superior light output, providing for a high quality, brighter image and enabling display on larger theater screens than most competing technologies. Many of our licensees, including American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, Regal Cinemas, Inc., or Regal, Carmike Cinemas, Inc., or Carmike, and Cineplex Theatres, or Cineplex, deploy our RealD Cinema Systems on their own premium-branded large-screen auditoriums. Our RealD Display, active and passive eyewear and RealD Format technologies provide our consumer electronics licensees the ability to display high quality 3D content that can be delivered through the current cable, satellite and broadcast infrastructure. We continually develop next generation 3D display technology for televisions, personal computers, laptops and mobile devices. Our extensive intellectual property portfolio, which is based on years of research and development, contains approximately 150 individual issued patents and approximately 264 pending patent applications in approximately 15 jurisdictions worldwide. Content producers use our technologies to enhance and accelerate their production of 3D content. Our research, development and engineering teams have expertise in many disciplines, including:

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

Global leader in 3D-enabled theater screens

        As of March 23, 2012, our RealD Cinema Systems were deployed on approximately 20,200 theater screens in 68 countries, which we believe are more 3D screens than all of our competitors combined. 15 of the world's top 17 motion picture exhibition groups utilize RealD Cinema Systems in their theaters, including Regal, AMC, Cinemark, Carmike, Cinepolis, Cineplex, ODEON, Cineworld and EuroPalaces. Our licensees include approximately 900 motion picture exhibitors. Domestic box office on RealD-enabled screens represented over 80% of total domestic 3D box office during our fiscal year ended March 23, 2012. As of March 23, 2012, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,700 additional screens under our existing agreements with them, and we are actively engaged with other motion picture exhibitors regarding potential new license agreements.

Pioneer in emerging 3D consumer electronics technologies

        We believe that the success of major 3D motion pictures is leading to the creation and distribution of 3D content and products for 3D consumer electronics. Although 3D consumer electronics technologies are new and developing, we have already entered into agreements to provide our RealD Display, active and passive eyewear and RealD Format technologies to leading consumer electronics manufacturers, including Victor Company of Japan, Limited, or JVC, Panasonic Corporation, or Panasonic, Samsung Electronics Company Limited, or Samsung, Sony Electronics, Inc., or Sony Electronics, Toshiba Corporation, or Toshiba and VIZIO, Inc., or VIZIO. Our licensees also include content distributors, including cable television services such as Cablevision Systems Corp., or Cablevision and satellite television services such as DirecTV Enterprises, LLC, or DirecTV.

Premium brand

        We believe our brand is well-recognized among licensees and consumers as a result of motion picture studios and exhibitors co-branding with us and moviegoers having worn our branded RealD eyewear more than 725 million times. We believe the prominence of our brand in the motion picture industry will enhance our marketing efforts of 3D consumer electronics technologies.

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

Extensive industry relationships and strong technical expertise

        Our experienced management team, including Michael V. Lewis, our Chairman and Chief Executive Officer, Joseph Peixoto, President of Worldwide Cinema, and Leo Bannon, Executive Vice President of Global Operations, have extensive, long-term relationships with content producers and distributors, major motion picture studios and exhibitors, and consumer electronics manufacturers that help us drive the proliferation of 3D content, delivery and viewing in theaters, the home and elsewhere. Our research and development team, based in Boulder, Colorado, is comprised of leaders in the invention, development and commercialization of innovative 3D technologies.

Strategy

        Key elements of our strategy include:

Continue to innovate and develop new technologies

        We continue to develop proprietary technologies to perfect the visual image and create additional revenue opportunities. We endeavor to improve our RealD Cinema Systems to deliver an even better and more immersive 3D viewing experience to consumers in theaters. For 3D consumer electronics, we are working to enhance our RealD Display, active and passive eyewear and RealD Format technologies to enable consumers to enjoy 3D at home and elsewhere. We have patented technologies that we believe will in the future enable consumers to enjoy 3D content without eyewear. We believe our licensing of 3D technologies for professional applications will continue to provide a strong foundation for our development of new 3D technologies for viewing 3D content at motion picture theaters, on consumer electronics and other applications. We also selectively pursue technology acquisitions to expand and enhance our intellectual property portfolio in areas that complement our existing and new market opportunities and to supplement our internal research and development efforts.

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

Expand our emerging 3D consumer electronics business

        We continue to work with consumer electronics manufacturers and content producers and distributors to enable a premium 3D viewing experience in the home and elsewhere using our technologies. We endeavor to incorporate our RealD Display, active and passive eyewear and RealD Format technologies in plasma and LCD televisions, set-top boxes, digital video recorders, interactive gaming consoles, laptop computers, desktop computers and mobile devices, and to enable the delivery of 3D content via cable, satellite, broadcast, packaged media and the Internet.

Build upon the strength of our RealD brand

        It is our goal to make RealD the best known 3D technology brand in the world, associated with delivering the highest quality 3D viewing experience. We will further leverage the strength of our brand to generate stronger licensee and consumer preference for a RealD experience in 3D consumer electronics and other applications. We continue to actively encourage motion picture studios and exhibitors to prominently feature our brand in their motion picture advertising and marketing, at theater locations, online and on consumer electronics products and packaging. We will also continue our advertising efforts to strengthen our brand in the theatrical and consumer electronics industries. We plan to use our brand to drive the continued adoption of our 3D technologies in existing and new applications.

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

        Benefiting from the continuing adoption of digital projection, the newest wave of 3D projection uses digital technologies that address many of the limitations of previous methods of 3D projection. The use of high definition digital projectors, advances in the construction of silver screens and the use of polarization filters and polarized lenses have broadened the color spectrum, and reduced eyestrain and synchronization issues that caused headaches, which greatly improves the 3D viewing experience.

        The launch of modern 3D digital projection for motion pictures was marked by the presentation of Chicken Little by Disney in November 2005, which debuted on approximately 100 RealD-enabled screens. Since the debut of Chicken Little in 2005 through March 23, 2012, more than 90 major 3D motion pictures have been released on RealD-enabled screens including six of the top 10 grossing films of all time. In addition, seven of the 10 highest grossing motion pictures released in 2011 were exhibited in RealD 3D.

        Cutting-edge 3D technology has also been deployed in other applications including scientific research. For example, NASA has utilized 3D technology to analyze damage to the Space Shuttle and to navigate the Mars Rover. Industrial applications for 3D technology include the use of 3D visualization by biotech firms for the development of pharmaceuticals, by aircraft and motor vehicle manufacturers like McDonnell Douglas Corp., Caterpillar Inc. and Harley Davidson, Inc. for the design of new prototypes and by major energy companies such as Chevron that utilize 3D technology to reduce the cost and environmental impact of exploration by analyzing oil and gas fields in virtual 3D environments.

Market opportunity

        Our 3D technologies can be used in many different applications and businesses, including entertainment, consumer electronics, education, aerospace, defense and healthcare. Our 3D technologies are primarily used in motion pictures, consumer electronics and professional applications.

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. With the commercial success of recent 3D motion pictures, adoption of 3D digital cinema is positioned for continued growth as we believe many of the approximately 61,000 worldwide non-digital theater screens as of the end of December 31, 2011 may convert to digital projection. As of December 31, 2011, only approximately 64,000 digital theater screens were deployed worldwide, representing approximately 50% of the worldwide installed base. Certain major film studios have stated that they will stop making available analog versions of their motion pictures within the next few years, which should contribute to further migration of cinema screens with digital projectors. RealD's Cinema Systems function as an enhancement to digital projectors and, therefore, require cinemas to be equipped with a digital projector prior to installation.

        The following chart illustrates, as of December 31, 2011, the approximate total number of theater screens worldwide, the approximate number of theater screens that have been converted to digital and the approximate number of digital theater screens that are 3D-enabled.

(1)
Of the estimated 35,000 worldwide digital theater 3D-enabled screens as of December 31, 2011 (per Screen Digest), 19,700 were RealD-enabled screens, representing a greater than 50% share. As of March 23, 2012, RealD had deployed approximately 20,200 screens worldwide.

        The growth in 3D screens worldwide combined with growth in the number of 3D motion pictures has led to an increase in the worldwide box office generated by 3D screens in recent years. In 2011, 3D-enabled screens generated an estimated $6.9 billion in worldwide 3D box office (according to provisional figures from Screen Digest), representing 21% of the $32.6 billion in total worldwide box office in 2011. Seven of the top 10 grossing films worldwide in 2011 were exhibited in RealD 3D. We anticipate that continued growth in the number of 3D films and the number of 3D-enabled screens will lead to further growth in the worldwide 3D box office. We anticipate that approximately 37 3D motion pictures will be released worldwide in our fiscal year 2013, including sequels to successful major motion picture franchises, such as Men In Black, Madagascar, Spider-Man and Ice Age, as well as highly-anticipated original content such as The Avengers, Prometheus, Brave and The Hobbit.

        In addition to creating original 3D motion pictures, content providers are converting classic 2D motion pictures to 3D in order to re-release films in theaters for display using 3D technologies. The 3D re-releases of the classic films The Lion King, Beauty and the Beast, Star Wars: The Phantom Menace, and Titanic have generated more than $650 million in global box office on a combined basis. Several additional 2D classic films are scheduled to be re-released in 3D in theaters including Star Wars, Jurassic Park, Finding Nemo, Monsters Inc., and The Little Mermaid.

        The following table shows the major 3D motion pictures released or scheduled for release on 3D-enabled screens for the fiscal year 2013 ending on March 22, 2013, the motion picture studios and the release dates for those motion pictures (announced as of May 29, 2012).

Title	Motion Picture Studios	Release Date
Wrath of the Titans	Warner Bros.	3/30/2012
Titanic 3D (re-release)	Fox	4/4/2012
The Pirates! Band of Misfits	Sony / Aardman	4/27/2012
The Avengers 3D	Disney	5/4/2012
Men in Black III	Sony	5/25/2012
Piranha 3DD	Weinstein/Dimension	6/1/2012
Madagascar 3: Europe's Most Wanted	Dreamworks	6/8/2012
Prometheus	Fox	6/8/2012
Brave	Disney/Pixar	6/22/2012
Abraham Lincoln: Vampire Hunter	Fox	6/22/2012
The Amazing Spider-Man	Sony	7/3/2012
Katy Perry: Part of Me	Paramount	7/5/2012
Ice Age: Continental Drift	Fox	7/13/2012
Step Up Revolution	Summit	7/27/2012
Nitro Circus the Movie 3D	ARC	8/10/2012
ParaNorman	Focus/Laika	8/17/2012
Resident Evil: Retribution	Sony/Screen Gems	9/14/2012
Finding Nemo (re-release)	Disney/Pixar	9/14/2012
Hotel Transylvania	Sony	9/21/2012
Dredd	Lionsgate	9/21/2012
Frankenweenie	Disney	10/5/2012
Silent Hill: Revelation 3D	Open Road	10/26/2012
Wreck-It Ralph	Disney	11/2/2012
Rise of the Guardians	Paramount/Dreamworks	11/21/2012
Life of Pi	Fox	11/21/2012
The Hobbit: An Unexpected Journey	Warner Bros.	12/14/2012
Cirque du Soleil: Worlds Away	Paramount/Cameron-Pace	12/21/2012
The Great Gatsby	Warner Bros.	12/25/2012
The Texas Chainsaw Massacre 3D	Lionsgate	1/4/2013
Hansel and Gretel: Witch Hunters	MGM/Paramount	1/11/2013
Monsters, Inc. (re-release)	Disney/Pixar	1/18/2013
Battle of the Year: The Dream Team	Sony/Screen Gems	1/25/2013
47 Ronin	Universal	2/8/2013
Escape from Planet Earth	Weinstein	2/14/2013
Oz: The Great & Powerful	Disney	3/8/2013
The Croods	Dreamworks	3/22/2013
Jack the Giant Killer	Warner Bros.	3/22/2013

        We believe that more 3D-enabled theater screens will be needed in the future, particularly in international markets, to accommodate the expected growth in the number of 3D motion pictures being released and to provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures.

        We believe that the success of major 3D motion pictures will further stimulate the production and distribution of new and alternative 3D content for digital cinema. In particular, we anticipate that there will be more live broadcast events in 3D, including sporting events, concerts, cultural and other live events similar to a number of recent experiences. Live 3D events broadcast in RealD cinemas to date have included Wimbledon tennis, FIFA World Cup soccer, Ultimate Fighting Championship (UFC) matches, and music concerts. In addition, in March 2012, we released Madam Butterfly 3D, a co-production with the Royal Opera House, to our participating exhibitor partners around the world.

        We believe that the recent success of 3D motion pictures is also leading to the production and distribution of new 3D content for consumer electronics applications. There are currently a growing number of 3D channels available worldwide including linear broadcast channels and VOD systems on major broadcast services including DirecTV, Virgin Media, Sky, Foxtel and Comcast. 3D channels are currently being programmed from major content brands including ESPN (ESPN3D), British Sky Broadcasting (Sky 3D), and Discovery Communications (3net). Market researcher Insight Media expects the number of 3D TV channels worldwide to grow to more than 100 by 2014. Examples of major sporting events broadcast live in 3D include The Masters golf tournament, Premier League soccer, NCAA football, NCAA men's basketball Final Four games, the NBA Finals and boxing.

        The proliferation of high definition televisions, laptops and other displays represents a new market opportunity for revenue arising from the release of 3D-enabled consumer electronics products. For example, market researcher DisplaySearch estimates that the number of 3D-enabled televisions shipped worldwide will more than double from an estimated 24 million in 2011 to approximately 50 million in 2012. We believe growth in the installed base of 3D-enabled TVs and other consumer displays gives film studios even more incentive to create a 3D version of their major film releases in order to take advantage of the downstream revenue opportunity to display the film's 3D version in the home.

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

        Market presence.    Our RealD Cinema Systems are the world's most widely deployed digital 3D cinema technology based on the number of theater screens installed worldwide. As of March 23, 2012,

our RealD Cinema Systems were deployed on approximately 20,200 theater screens in 68 countries worldwide. We are working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,700 additional screens under our existing agreements with them, of which approximately 1,100 screens are domestic and approximately 1,600 are international. As of December 31, 2011, our RealD Cinema Systems accounted for over 80% of the estimated domestic 3D-enabled theater screens and over 50% of the 3D-enabled theater screens deployed worldwide. Domestic box office on RealD-enabled screens represented over 80% of total domestic 3D box office during our fiscal year ended March 23, 2012. We expect to continue to grow our cinema business based on an increasing number of theater screens becoming RealD-enabled and an increasing number of RealD-compatible 3D motion pictures being released.

        The following chart illustrates the number of theater locations with RealD-enabled screens and the total number of RealD-enabled screens:

	Year ended
(approximate numbers)	March 23, 2012	March 25, 2011	March 26, 2010
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	11,700	8,700	3,400
Total international RealD enabled screens	8,500	6,300	1,900

Total RealD enabled screens	20,200	15,000	5,300
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,600	2,300	1,800
Total international locations with RealD enabled screens	2,500	2,200	1,200

Total locations with RealD enabled screens	5,100	4,500	3,000

Number of 3D motion pictures (released during period)	36	26	13

        At most RealD theater locations, there are multiple RealD-enabled screens. We believe that having more RealD-enabled screens per location will allow us to accommodate the increasing number of 3D motion pictures being released simultaneously and provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures. We believe the commercial success of 3D motion pictures will facilitate the conversion of theater screens to digital and 3D. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema Systems in order to display motion pictures in RealD 3D.

        Content.    The following table shows the major motion pictures released on RealD-enabled screens in fiscal year 2012, including the motion picture studios, the release dates, the domestic box office for those motion pictures on RealD-enabled screens, the RealD domestic box office as a percentage of total domestic 3D box office, and the RealD domestic box office as a percentage of the total domestic 2D and 3D box office (all data through March 23, 2012).

Title	Motion Picture Studio	Release Date	Domestic Box Office on RealD-Enabled Screens	RealD Percent of Domestic 3D Box Office	RealD Percent of Total (2D+3D) Dom. Box Office
Rio	Fox	4/15/2011	$58,977,206	91%	44%
Hoodwinked Too! Hood vs Evil	The Weinstein Company	4/29/2011	$5,119,946	90%	59%
Thor	Paramount	5/6/2011	$70,021,536	78%	41%
Priest	Sony	5/13/2011	$13,659,273	92%	49%
Pirates of the Caribbean: On Stranger Tides	Disney	5/20/2011	$70,269,762	73%	30%
Kung Fu Panda 2	Paramount	5/26/2011	$55,745,016	88%	35%
Green Lantern	Warner Bros	6/17/2011	$41,191,082	89%	37%
Cars 2	Disney	6/24/2011	$48,307,076	84%	26%
Transformers: Dark Of The Moon	Paramount	6/29/2011	$145,003,098	78%	43%
Harry Potter And The Deathly Hallows II	Warner Bros	7/15/2011	$96,530,758	64%	26%
Captain America: The First Avenger	Paramount	7/22/2011	$51,168,046	90%	30%
The Smurfs	Sony	7/29/2011	$46,663,040	93%	34%
Glee The 3D Concert Movie	Fox	8/12/2011	$10,592,165	92%	92%
Final Destination 5	Warner Bros	8/12/2011	$24,189,940	81%	62%
Spy Kids: All The Time In The World	The Weinstein Company	8/19/2011	$15,548,279	95%	43%
Conan The Barbarian	Lionsgate	8/19/2011	$11,037,339	90%	55%
Fright Night	Disney	8/19/2011	$8,942,837	91%	52%
Shark Night 3D	Relativity Media	9/2/2011	$12,980,598	88%	74%
The Lion King 3D	Disney	9/16/2011	$75,243,499	89%	83%
Dolphin Tale	Warner Bros	9/23/2011	$24,963,188	84%	36%
The Three Musketeers	Summit	10/21/2011	$8,758,361	88%	45%
Puss In Boots	Paramount	10/28/2011	$46,954,170	76%	33%
A Very Harold & Kumar 3D Christmas	Warner Bros	11/4/2011	$27,525,095	91%	82%
Immortals	Relativity Media	11/11/2011	$46,758,674	93%	58%
Happy Feet 2	Warner Bros	11/18/2011	$17,953,801	68%	30%
Hugo	Paramount	11/23/2011	$46,914,325	88%	67%
Arthur Christmas	Sony	11/23/2011	$14,940,856	88%	33%
The Adventures Of Tintin	Paramount	12/21/2011	$40,884,877	83%	58%
The Darkest Hour	Summit	12/25/2011	$12,023,748	90%	58%
Beauty And The Beast (3D)	Disney	1/13/2012	$38,886,857	90%	86%
Underworld Awakening	Sony	1/20/2012	$34,109,976	74%	56%
Journey 2: The Mysterious Island	Warner Bros	2/9/2012	$42,277,683	69%	47%
Star Wars: Episode I—Phantom Menace (in 3D)	Fox	2/10/2012	$36,853,913	88%	88%
Ghost Rider: Spirit of Vengeance	Sony	2/17/2012	$29,192,814	90%	61%
Dr. Seuss' The Lorax	Universal	3/2/2012	$56,986,747	80%	37%
John Carter	Disney	3/9/2012	$21,105,811	66%	41%

Note:    As of March 23, 2012

Source:    Rentrak

        The number of 3D films exhibited on our RealD cinema systems has grown significantly in recent years, from 26 major motion pictures in our fiscal year 2011 to 36 major motion pictures in our fiscal year 2012. As of May 31, 2012, we expect approximately 37 3D motion pictures to be released during our fiscal year 2013 which ends on March 22, 2013, all of which we expect will be exhibited using our RealD Cinema Systems.

        We believe that the recent success of major 3D motion pictures will drive the creation and theatrical distribution of more alternative content and live broadcast events in 3D. To facilitate the display of alternative content, we introduced RealD LIVE, which enables live event 3D broadcast capabilities in theaters. RealD-enabled screens and the RealD Format have been used to exhibit other new and alternative 3D content, including sporting events, concerts, cultural and other live events. In addition, in March 2012, we released Madam Butterfly 3D, a co-production with London's Royal Opera House, to our participating exhibitor partners around the world.

        Brand.    Motion picture studios often co-brand RealD in motion picture marketing and advertising. Motion picture exhibitors display our brand at theaters, on-screen and online. Moviegoers have worn our branded RealD eyewear more than 725 million times. Our in-theater branding includes signage at the box office where tickets are purchased, signage in the lobby and in poster cases in and around the theater, branded recycling bins located at each auditorium entrance and exit, an on-screen animated 3D preview informing consumers when to put on their eyewear and reminding them to recycle their eyewear after the motion picture and a promotional trailer that plays immediately before the motion picture. Our brand also appears on major online ticketing websites aligned with show times at theaters equipped with our RealD technology. We believe our branded 3D experience will lead to increased admissions as consumers recognize our brand as the leading choice for 3D viewing, prompting motion picture exhibitors to select us as their 3D technology licensor.

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

        We license and market systems to motion picture exhibitors based on the type of digital projector installed and theater configuration: our RealD Cinema System, RealD XL Cinema System, RealD XLS Cinema System, and the RealD XLW Cinema System, which is designed specifically for premium large screen auditoriums with stadium seating configurations. Our RealD XL Cinema System can be displayed on screens of up to 82 feet wide, and our RealD Cinema Systems will be scalable to larger formats as projector technology evolves. The RealD XLW Cinema System, introduced in January 2011, can accommodate a throw ratio as wide as 1.0 (projection distance divided by screen width), and is designed for use in premium large screen motion picture auditoriums, theme parks and specialty theaters with stadium seating. We also recently introduced a RealD Cinema System for dual projector installations that is capable of delivering twice the light of other dual-projector 3D systems. Based on our actual experience, we believe we can upgrade almost any theater that has an existing digital cinema projector with our RealD Cinema Systems within a few hours. Under our agreements with motion picture exhibitors, we provide technological upgrades and maintenance on our RealD Cinema Systems at no additional charge to the exhibitor.

        We believe our RealD Cinema Systems are a compelling and scalable technology for the motion picture industry. Motion picture producers can tell their stories in more creative and compelling ways through the use of 3D technology. As evidenced by the record-setting performance of The Avengers in May 2012, releasing content on RealD-enabled screens can result in increased ticket sales at premium prices, enhanced monetization of a motion picture's initial release and, as a result, can provide a more attractive return on investment to motion picture producers and distributors. Motion picture exhibitors share in the benefit of increased motion picture ticket sales at premium prices, and they can also generate new revenue opportunities through alternative 3D content, including 3D showings of sporting events, concerts, cultural and other live events. We also believe consumers benefit from a superior 3D entertainment experience.

Consumer electronics

        We make our RealD Display, active and passive eyewear and RealD Format technologies available to consumer electronics manufacturers, content producers and content distributors to bring 3D to the home and elsewhere.

        Technology.    We continue our development efforts of next-generation 3D display technologies. The majority of 3D-enabled televisions sold today utilize active shuttering 3D eyewear. To address this opportunity, we have developed technology to create active 3D eyewear, which are compatible with 3D-enabled televisions from many major consumer electronics brands.

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

        In January 2011, together with Samsung Electronics LCD Business, we announced the joint development of a new 3D display technology called RDZ™ that offers full resolution high definition 3D video and is compatible with the same 3D eyewear used in RealD 3D-equipped motion picture theatres around the world. Unlike patterned retarder based 3D display technologies that cut resolution in half or diminish brightness, our RDZ™ 3D display technology is designed to deliver full resolution high definition 3D images by adopting active shutter technology on the display. Based on RealD technology used in many of the world's 3D-equipped motion picture theatres today, RDZ™ displays are also 2D compatible, resulting in no reduction of image quality in 2D mode. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of our RDZ™ 3D display technology into LCD panels manufactured by Samsung, Samsung's initiative to manufacture panels under the license agreement with us is no longer being pursued. We continue to explore other potential licensee relationships for our RDZ™ 3D display technology for LCD panels.

        Competitive presence.    Our 3D technologies can be deployed across the entire range of consumer electronics. We have recently made available our RealD Display, active and passive eyewear and RealD Format technologies to consumer electronics manufacturers, content producers and distributors to enable high definition televisions, laptops and other displays to be viewed in 3D in the home and elsewhere. Although we have not yet generated material revenue licensing our consumer electronics technologies, we have agreements in place with a wide range of leading consumer electronics manufacturers and content providers.

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

Our history

        RealD was founded in 2003 with the goal of bringing a premium 3D viewing experience to audiences everywhere. In 2005, we acquired Stereographics Corporation, or Stereographics, a company founded in 1980 and one of the largest providers of 3D technologies at the time of the acquisition. In 2007, we acquired ColorLink Inc., or ColorLink, a polarization control, photonics and optics company with an extensive patent portfolio. ColorLink, which was founded in 1995, had played an instrumental role collaborating with RealD to develop our first cinema system. In March 2005, we demonstrated our initial RealD Cinema System to motion picture exhibitors and studios. In November 2005, Disney released Chicken Little in 3D on approximately 100 RealD-enabled screens. In 2008, we established a RealD sales and operating presence in Europe and also entered 3D consumer electronics with a number of 3D technologies for the home and elsewhere. In December 2009, Fox released Avatar worldwide, including on approximately 4,200 RealD-enabled screens. In 2012, RealD surpassed 20,000 3D-equipped cinema screens worldwide.

Licensees

Cinema

        In our cinema business, our primary licensees are motion picture exhibitors that use our RealD Cinema Systems, including 15 of the top 17 motion picture exhibition groups in the world. As of March 23, 2012, we had multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. However, our license agreements typically do not obligate motion picture exhibitors to deploy a specific number of our RealD Cinema Systems according to a specific timeline. License revenue from AMC, Cinemark and Regal together comprised approximately 24% of our gross license revenue in the year ended March 23, 2012, 23% in the year ended March 25, 2011 and 30% in the year ended March 26, 2010. No licensee accounted for more than 10% of our gross license revenue in fiscal 2012, 2011 or 2010.

Consumer electronics

        In our consumer electronics business, our primary licensees are consumer electronics manufacturers, including JVC, Panasonic, Sony Electronics, Toshiba and Vizio. We currently have agreements in place with these consumer electronics manufacturers for the use of our 3D technologies in various consumer electronics products. Our customers also include content distributors, including cable providers, satellite television services company DirecTV and content producers. In May 2011, we announced the entry into a license agreement with Samsung Electronics LCD Business to make available to consumer electronics manufacturers panels featuring our RDZ™ 3D display technology, which delivers full resolution 3D images to each eye utilizing RealD 3D cinema glasses, Samsung's initiative to manufacture panels under the license agreement with us is no longer being pursued. We continue to explore other potential licensee relationships for our RDZ™ 3D display technology for LCD panels. Our customers also include content distributors, including cable providers, satellite television services company DirecTV, and content producers.

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

Research and development

        We believe we must continue to develop innovative technologies on a regular basis to maintain our competitive edge. We monitor trends in the 3D motion picture, 3D consumer electronics and professional industries to stay abreast of new developments. We further monitor relevant intellectual property and other public domain information. Our research and development is focused on building and testing licensed products that could potentially incorporate our 3D technologies. Once the proof of concepts are built and tested, our 3D technologies are licensed to motion picture exhibitors and consumer electronics manufacturers.

        Our research and development expenses were $16.5 million for the year ended March 23, 2012, $15.6 million for the year ended March 25, 2011 and $11.0 million for the year ended March 26, 2010. In addition, we have made significant investments in intellectual property through acquisitions, including our acquisitions of Stereographics and ColorLink.

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

        Our primary competitors for our RealD Cinema Systems include Dolby Laboratories, Inc., or Dolby, X6D Limited, or Xpand, MasterImage 3D, LLC, or MasterImage, Sony Electronics, or Sony, and IMAX Corporation, or IMAX. As of December 31, 2011, these and other competitors had enabled approximately 15,300 worldwide theater screens, collectively, as compared to our approximately 19,700 RealD-enabled worldwide theater screens (which subsequently increased to approximately 20,200 screens as of March 23, 2012). Consumers may be more familiar with some of our competitors' brands in the motion picture industry. However, we believe we differentiate ourselves from our competitors in the motion picture industry for reasons that include the following:

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

        Our primary competitors in 3D consumer electronics technologies include those who are developing 3D displays, including LG and active 3D eyewear manufacturers including Xpand. While the 3D consumer electronics industry is new and rapidly developing, we must compete with companies that enjoy competitive advantages in the consumer electronics industry.

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

        We have multiple patents covering unique aspects and improvements for many of our technologies. As of March 23, 2012, we had over 216 patent families comprising approximately 150 individual issued patents and approximately 264 pending patent applications in approximately 15 jurisdictions worldwide. Our issued patents are scheduled to expire at various times between May 2012 and November 2036. Of these, four patents expired in 2011, two patents are scheduled to expire in 2012, six patents are scheduled to expire in 2013, and five patents are scheduled to expire in 2014. We believe the expiration of these patents will not adversely affect our business. Our patents are used in the areas of algorithms, autostereo, eyewear, projection, format, direct view, retarder stack filters, polarization switches, eyewear protection, color switching and other areas. We currently derive our license revenue principally from our RealD Cinema Systems. Patents relating to our RealD Cinema Systems generally expire between 2012 and 2036. We pursue a general practice of filing patent applications for our technology in the United States and outside of the United States where our licensees manufacture, distribute or sell licensed products and where our competitors manufacture, distribute or sell competing products. We actively pursue new applications to expand our patent portfolio to address new technology innovations.

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

Employees

        As of March 23, 2012, we had 129 employees located in the United States, Canada, the United Kingdom, Japan, Hong Kong, and China. Approximately 30 are engaged in research and development, approximately 31 are in operations, and approximately 68 are in sales and general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

        Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London's Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, other than the current production of Madam Butterfly 3D, and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers' recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, the fact that Warner Brothers was unable to convert Harry Potter and the Deathly Hallows Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

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

        In addition, license revenue from AMC, Cinemark and Regal together comprised approximately 24% of our gross license revenue in the year ended March 23, 2012, 23% in the year ended March 25, 2011 and 30% in the year ended March 26, 2010. Any inability or failure by motion picture exhibitors to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

A deterioration in our relationships with the major motion picture studios could adversely affect our business.

        The six major motion picture studios accounted for approximately 82% of domestic box office revenue and all 10 of the top 10 grossing 3D motion pictures in calendar year 2011. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. We understand that at least one motion picture studio is seeking a change to the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute with a motion picture studio over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects.

If motion picture exhibitors do not continue converting analog theaters to digital or the pace of conversions slows, our future prospects could be limited and our business could be adversely affected.

        Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System in order to display motion pictures in RealD 3D. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. As of December 31, 2011, approximately 65% of domestic theater screens had converted to digital and approximately 45% of the international theater screens had been converted. If the market for digital cinema develops more slowly than expected, or if the motion picture exhibitors we have agreements with delay or abandon the conversion of their theaters, our ability to grow our revenue and our business could be adversely affected. While DCIP and Cinedigm financing provided funding for the digital conversion of domestic theater screens operated by many of our licensees, there has not been a similar effort to organize digital conversion in certain geographies outside North America. If the pace of digital conversion outside of the United States does not follow that which occurred inside the United States, our revenue may not grow and our business could be adversely affected.

If the deployment of our RealD Cinema Systems is delayed or not realized, our future prospects could be limited and our business could be adversely affected.

        We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems and they choose to install additional 3D digital projector systems. As of March 23, 2012, we were working with our motion picture exhibitor licensees to deploy our RealD Cinema Systems on up to approximately 2,700 additional screens under our existing agreements with them. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema

Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors' ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

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

        The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and Xpand. In addition, other companies, including motion picture exhibitors and studios, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be materially and adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that our margins in future periods will increase.

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

        We also face competition where existing licensees relying on our RealD Cinema Systems in the motion picture industry may become current or potential competitors in 3D consumer electronics, or vice versa. For example, Sony Pictures Entertainment, Inc., or Sony Pictures, is a major motion picture studio, but certain of its affiliates also design, manufacture and market consumer electronics products and components and are marketing 3D consumer electronics. To the extent that our other licensees choose to utilize competing 3D technologies that they have developed or in which they have an interest, rather than use our 3D technologies, our growth prospects could be adversely affected.

The introduction of new 3D technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D technologies or the growth of new and existing opportunities, our 3D technologies could become less competitive or obsolete.

        The motion picture and consumer electronics industries in general are undergoing significant changes. Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D technologies that may compete directly with or render our 3D technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and compete with or render our 3D technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to continue to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries. However, we may not be able to develop and effectively market new 3D technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

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

        Our 3D technologies have only recently been made available to consumer electronics manufacturers, including JVC, Panasonic, Samsung, Sony Electronics, Toshiba and Vizio, as well as electronics component suppliers such as Broadcom, to enable 3D viewing on high definition televisions, laptops and other displays. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of our RDZ™ 3D display technology into LCD panels manufactured by Samsung, we subsequently learned that Samsung's initiative to manufacture panels under the license agreement with us is no longer being pursued. To date, we have not generated revenue of any material significance from our arrangements with these and other consumer electronics manufacturers. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand for our 3D technologies and the income potential from 3D consumer electronics is unproven. In addition, because 3D consumer electronics technologies are new and quickly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends. We also may not be able to successfully address these risks on a timely basis or at all.

If consumer electronics manufacturers limit, delay or cease their use of our 3D technologies in high definition televisions, laptops and other displays or such products are not accepted by consumers, our potential growth will be significantly reduced.

        We are dependent on consumer electronics manufacturers to use our RealD Display, active and passive eyewear and RealD Format technologies with their high definition televisions, laptops and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, these agreements are not exclusive, and we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. In addition, since 3D consumer electronics technologies are still emerging, it is unclear if consumers will widely adopt viewing 3D content in the home and elsewhere as an attractive alternative to the 2D viewing experience. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of our RDZ™ 3D display technology into LCD panels manufactured by Samsung, Samsung's initiative to manufacture panels under the license agreement with us is no longer being pursued. The cost or lack of consumer interest in 3D technologies may cause consumer electronics manufacturers to limit, delay or cease their use of our 3D technologies. In addition, our competitors in 3D consumer electronics technologies may offer consumers superior technology or lower prices which may reduce the demand for our RealD 3D-enabled consumer electronic devices. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies in their devices.

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

        We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank

Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures or stock repurchases, which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, we recently entered into a secured credit facility agreement with City National Bank, or City National, to increase our borrowing capacity to an aggregate of $125 million. We may draw on our secured credit facility in order to fund growth initiatives and repurchase our common stock. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under our credit agreements which will have a material and adverse effect on our business, results of operations and financial condition.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

        We recently entered into a secured credit facility agreement with City National to provide the Company with:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75,000,000 (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50,000,000 (the "Term Loan Facility").

        The Revolving Facility and the Term Loan Facility replaced pre-existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        Our obligations under our secured credit facility are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics").

        We intend to borrow additional amounts under our secured credit facility to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms we can afford. The capital markets have recently experienced a high degree of volatility. To the extent that volatility in the capital markets continues, our access to capital may become limited and its borrowing costs may materially increase.

        Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

        The amount of our indebtedness could have important consequences for you, including the following:

  •
  requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  making it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business or financial condition;

  •
  limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and

  •
  increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

        Our indebtedness was $25 million as of March 23, 2012. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

Our credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries.

        Restrictions imposed by our credit facilities will limit or prohibit, among other things, our ability to:

  •
  incur additional debt

  •
  make certain investments or acquisitions

  •
  enter into certain merger and consolidation transactions, and

  •
  sell our assets other than in the ordinary course of business.

        We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. If we fail to comply with any of the covenants or if any other event of default, as defined in our credit facilities, should occur, the lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions, including breach of financial covenants, could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which will constitute substantially all of our assets.

We may incur future asset impairment charges.

        An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific technologies, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

We face risks from doing business internationally that could harm our business, financial condition and results of operations.

        We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 49% in fiscal 2012, 55% in fiscal 2011 and 46% in fiscal 2010. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

  •
  competitive and pricing pressures that vary from market-to-market and place-to-place;

  •
  fluctuating foreign exchange rates and systems;

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

  •
  the rate of installations of new RealD Cinema Systems, which we expect to decrease with the passage of time;

  •
  the timing of capital expenditures and expenses, including depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor's premises (we expect capital expenditures to decrease, and depreciation expense to increase, as our RealD Cinema Systems business matures), digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs, and occupancy costs, which may increase significantly, even in quarters when we do not experience a similar growth in revenue;

  •
  the timing and accuracy of license fee reports which often include positive or negative corrective or retroactive license fees that cover extended periods of time; and

  •
  competitive and pricing pressures that vary from market-to-market and place-to-place.

        In addition, variances in our operating results from analysts' expectations could adversely affect our stock price. See also "Part II, Item 7: Management's discussion and analysis of financial condition and results of operations—Seasonality and Quarterly Performance."

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

        Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we generally provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' customers. Most international motion picture exhibitors and some domestic motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping cost, logistics or recycling interruption, other disruption to our global supply chain or competitive pricing pressures could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with recent major 3D motion picture releases and increased consumer demand, we have in the past exhausted our inventory of RealD eyewear and incurred increased shipping costs to accelerate delivery.

Our RealD 3D eyewear business model in North America relies on fees from motion picture studios for the usage of RealD eyewear by motion picture exhibitors' customers, the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

        Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. We understand that at least one major motion picture studio is seeking a change to the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that current profitability in our RealD eyewear business may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

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

        While currently subject to certain valuation allowances for purposes of preparing our consolidated financial statements (see the discussion under the heading "Management's discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures" in Part II, Item 7 of this Annual Report on Form 10-K), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have not determined whether such ownership change has previously occurred. It is possible that our initial public offering, or IPO, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Prior to the fiscal year ended March 23, 2012, we had a history of net losses and may suffer losses in the future.

        While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in our fiscal years ended 2011, 2010, 2009 and 2008. If we cannot maintain profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

        Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of May 29, 2012, our common stock has subsequently traded as high as $35.60 and as low as $7.85. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

        In addition, the stock market in general, and the market for technology and media companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management's attention and resources even if such litigation is without merit.

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

        As of May 29, 2012, we had 54,629,717 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

        In addition, as of March 23, 2012, there are 8,492,456 shares underlying options and restricted stock units and we have an aggregate of 3,077,247 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of March 23, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 18.88% of our outstanding common stock. Of this 18.88%, approximately 10.15% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 4.31% was beneficially owned by Joshua Greer, our co-founder and member of our board of directors.

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

Item 1B.    Unresolved staff comments

        None.

Item 2.    Properties

        Our principal properties as of March 23, 2012 are set forth below:

        Our corporate headquarters and principal operations are located in Beverly Hills, California, where we lease and occupy approximately 43,500 square feet. The term of our lease for our Beverly Hills corporate headquarters expires in August 2021, with an option for us to extend the term of the lease for one additional five-year period.

        We also have three facilities in Boulder, Colorado, where we lease and occupy a total of approximately 46,300 square feet. The terms of these leases expire in May 2012, October 2012 and August 2016.

        We also have offices outside London in Hemel Hempstead and Oxford, United Kingdom where we lease and occupy a total of approximately 7,400 square feet. The terms of these leases expire in January 2020 and May 2013, respectively.

        We also have offices in Tokyo, Japan where we lease and occupy approximately 1,400 square feet. The term of this lease expires in December 2013.

        We also have offices in Shanghai, China where we lease and occupy approximately 1,000 square feet. The term of these leases expire in July 2012 and September 2016.

        We also have offices in Beijing, China where we lease and occupy approximately 500 square feet. The term of this lease expires in June 2012.

        We also have offices in Wan Chai, Hong Kong where we lease and occupy approximately 200 square feet. The term of this lease expires in July 2013.

        We believe that our facilities are in good condition and generally suitable and adequate for our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Item 3.    Legal proceedings

        We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims related to alleged infringement of intellectual property rights, commercial, antitrust, employment and other matters. Our management believes that losses in excess of the amounts accrued arising from such lawsuits are remote, but that litigation is necessarily uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	Prices
	High	Low
Fiscal year ended March 23, 2012:
First quarter	$35.60	$19.51
Second quarter	$24.89	$9.47
Third quarter	$13.30	$7.85
Fourth quarter	$13.18	$7.89
Fiscal year ended March 25, 2011:
First quarter(1)	N/A	N/A
Second quarter	$21.00	$15.63
Third quarter	$30.68	$16.00
Fourth quarter	$28.50	$21.12

(1)
On July 21, 2010, we completed the initial public offering of our common stock in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share.

        On May 29, 2012, the last reported sales price of our common stock on the New York Stock Exchange was $11.86 per share. According to the records of our transfer agent, we had 54,629,717 stockholders of record of our common stock on May 29, 2012. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity compensation plan information

        The following table summarizes our equity compensation plans as of March 23, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,492,456	$12.78	3,077,247
Equity compensation plans not approved by security holders	—	—	—

Total	8,472,431	$12.78	3,077,247

(1)
The weighted average exercise price under column (b) with respect to equity compensation plans does not include shares issuable upon the vesting of outstanding restricted stock units which have no exercise price.

Performance graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RealD Inc. under the Securities Act of 1933, as amended.

        The following graph compares the cumulative total return for the period from July 16, 2010, the date of our IPO, to March 23, 2012 provided stockholders on RealD Inc.'s common stock relative to the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Bloomberg Hollywood Reporter Index.

Comparison of Cumulative Total Return*
Among the NYSE Composite Index, the Russell 2000 Index
and the Bloomberg Hollywood Reporter Index

	July 16, 2010	September 24, 2010	December 24, 2010(1)	March 25, 2011	June 24, 2011	September 23, 2011	December 23, 2011	March 23, 2012
RealD	$100.00	$102.19	$177.63	$147.81	$153.81	$67.88	$53.69	$81.75
NYSE Composite Index	$100.00	$108.82	$118.12	$124.03	$118.86	$100.91	$112.06	$121.92
Russell 2000 Index	$100.00	$109.93	$129.26	$134.97	$130.70	$106.89	$122.54	$135.98
Bloomberg Hollywood Reporter Index	$100.00	$114.59	$128.35	$143.71	$145.83	$105.71	$104.05	$123.79

*
Assumes that $100.00 was invested in RealD common stock at our IPO offering price of $16.00 and in each index at market closing prices on July 16, 2010 and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(1)
Cumulative total return for the quarter ended December 24, 2010 is based on the closing price of the respective stock or index on December 23, 2010, the last trading day of the quarter ended December 24, 2010.

Issuer purchases of equity securities

        On April 20, 2012, we announced that our board of directors had approved an authorization for the Company to repurchase up to $50 million of RealD common stock. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company's stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Item 6.    Selected financial data

        The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" in Part II, Item 7 appearing elsewhere in this Annual Report on Form 10-K.

        The selected consolidated statement of operations data for the years ended March 23, 2012, March 25, 2011 and March 26, 2010 and the selected consolidated balance sheet data as of March 23, 2012 and March 25, 2011, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended March 27, 2009 and March 31, 2008 and the selected consolidated balance sheet data as of March 26, 2010, March 27, 2009 and March 31, 2008 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on

Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods.

	Year ended
(in thousands, except per share data)	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008
Consolidated Statement of Operations Data:
Net revenue	$246,628	$246,136	$149,846	$39,675	$23,378
Cost of revenue	117,938	178,396	140,603	27,107	13,500
Gross margin	128,690	67,740	9,243	12,568	9,878
Operating expenses:
Research and development	16,500	15,582	11,021	8,915	11,166
Selling and marketing	27,682	24,139	16,811	11,009	7,311
General and administrative	42,189	35,835	15,638	7,940	8,006
Total operating expenses	86,371	75,556	43,470	27,864	26,483
Operating income (loss)	42,319	(7,816)	(34,227)	(15,296)	(16,605)
Interest expense	(971)	(919)	(1,730)	(949)	(1,257)
Other income (loss)	782	6,182	(1,112)	100	(7)
Income tax expense	5,105	4,272	2,680	219	20
Net income (loss)	37,025	(6,825)	(39,749)	(16,364)	(29,685)
Accretion of preferred stock	—	(4,934)	(12,372)	(9,826)	(8,001)
Net income (loss) attributable to RealD Inc. common stockholders	$36,869	$(12,289)	$(51,225)	$(25,463)	$(37,265)
Basic earnings (loss) per share of common stock(1)	$0.68	$(0.29)	$(2.09)	$(1.06)	$(1.57)
Diluted earnings (loss) per share of common stock(1)	$0.65	$(0.29)	$(2.09)	$(1.06)	$(1.57)
Shares used in computing basic earnings (loss) per share of common stock(1)	54,352	41,933	24,500	24,027	23,713
Shares used in computing diluted earnings (loss) per share of common stock(1)	56,852	41,933	24,500	24,027	23,713

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,894	$16,936	$13,134	$15,704	$9,448
Total assets	302,175	280,147	162,146	96,548	70,811
Total indebtedness (including short-term indebtedness)	25,000	2,310	31,396	14,863	7,966
Mandatorily redeemable convertible preferred stock	—	—	62,831	50,459	40,633
Total equity (deficit)	$197,606	$145,100	$(41,886)	$(31,945)	$(14,565)

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008
Consolidated Other Data:
Capital expenditures	$61,468	$102,643	$30,161	$12,072	$12,898
Depreciation and amortization	28,266	15,737	7,952	5,598	5,296
Adjusted EBITDA(2)	$104,395	$62,195	$22,727	$1,072	$(3,768)
Cash flows provided by (used in):
Operating activities	$43,001	$35,098	$15,135	$10,134	$(1,583)
Investing activities	(57,469)	(87,031)	(29,636)	(12,107)	(9,988)
Financing activities	$22,426	$55,735	$11,931	$8,229	$13,391

	Year ended
(approximate numbers)	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009	March 31, 2008
Number of RealD-enabled screens (at period end):
Total domestic RealD-enabled screens	11,700	8,700	3,400	1,700	1,000
Total international RealD-enabled screens	8,500	6,300	1,900	400	150

Total RealD-enabled screens	20,200	15,000	5,300	2,100	1,150
Number of locations with RealD-enabled screens (at period end):
Total locations with domestic RealD-enabled screens	2,600	2,300	1,800	1,100	650
Total locations with international RealD-enabled screens	2,500	2,200	1,200	400	150

Total locations with RealD-enabled screens	5,100	4,500	3,000	1,500	800

(1)
All basic and diluted loss per share of common stock and average shares outstanding information for all periods presented have been adjusted to reflect the June 28, 2010 one-for-one and one-half (1 for 1.5) forward split of our common stock described in Note 1, "Business and basis of presentation", to our consolidated financial statements in Item 8 below. For more information regarding loss per share calculations, see Note 2, "Net income (loss) per share of common stock," to our consolidated financial statements and our consolidated financial statements.

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

        Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Net income (loss)	$37,025	$(6,825)	$(39,749)

Add (deduct):
Interest expense	971	919	1,730
Income tax expense	5,105	4,272	2,680
Depreciation and amortization	28,266	15,737	7,952
Other (income) loss(1)	(782)	(6,182)	1,112
Share-based compensation expense(2)	15,744	8,950	2,909
Exhibitor option expense(3)	—	36,447	39,234
Impairment of assets and intangibles(4)	10,269	1,128	426
Sales and use tax(5)	6,363	6,484	5,478
Property tax(6)	1,434	1,090	605
Management fee(7)	—	175	350

Adjusted EBITDA	$104,395	$62,195	$22,727

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

        We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan, in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool which include, among others, the following:

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

  •
  Adjusted EBITDA also differs from the amounts calculated under the similarly titled definition in our credit agreement, which is further adjusted to reflect certain other cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments; and

  •
  other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

        Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP. See also "Part II, Item 7: Management's discussion and analysis of financial condition and results of operations—Non-U.S. GAAP discussion" and "—Seasonality and quarterly performance."

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

        The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Year ended
(approximate numbers)	March 23, 2012	March 25, 2011	March 26, 2010
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	11,700	8,700	3,400
Total international RealD enabled screens	8,500	6,300	1,900

Total RealD enabled screens	20,200	15,000	5,300
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,600	2,300	1,800
Total international locations with RealD enabled screens	2,500	2,200	1,200

Total locations with RealD enabled screens	5,100	4,500	3,000

Number of 3D motion pictures (released during period)	36	26	13

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

Cinema

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. The growth in 3D screens worldwide combined with growth in the number of 3D motion pictures has led to an increase in the worldwide box office generated by 3D screens in recent years. In 2011, 3D-enabled screens generated an estimated $6.9 billion in worldwide 3D box office (according to provisional figures from Screen Digest), representing 21% of the $32.6 billion in total worldwide box office in 2011. Seven of the top 10 grossing films worldwide in 2011 were exhibited in RealD 3D. As of March 23, 2012, there were approximately 20,200 RealD-enabled screens worldwide as compared to approximately 15,000 RealD-enabled screens worldwide as of March 25, 2011, an increase of 5,200 RealD-enabled screens or 35%. Based on the slate announcements by motion picture studios, we anticipate that approximately 37 3D motion pictures will be released worldwide in our fiscal year 2013, including sequels to successful major motion picture franchises, such as Men In Black, Madagascar, Spider-Man, and Ice Age, as well as highly-anticipated original content such as The Avengers, Prometheus, Brave and The Hobbit.

Consumer electronics

        We make available our RealD Display, active and passive eyewear, RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part II, Pirates of the Caribbean 4, Thor, Kung Fu Panda 2 and The Avengers is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

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

        We generate product revenue from the distribution of RealD eyewear to motion picture studios and exhibitors worldwide. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Product revenue is principally derived from the use and sale of RealD eyewear. International revenue is primarily earned in Europe, Central and Latin America, Asia and Australia.

        Our cinema business is strongly tied to the release of 3D motion pictures. These motion pictures tend to be released based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures typically being released in the summer and early winter. Although we have not yet generated material revenue licensing 3D consumer electronics technologies, we expect to derive revenue from the licensing of our RealD Display, active and passive eyewear, RealD Format and technologies to consumer electronics manufacturers and content producers and distributors. As a result, we expect a portion of our revenue growth in the future to be affected by consumer electronics, including the impact of supply chain timelines of the major consumer electronics manufacturers.

        We record revenue net of motion picture exhibitor stock options, as discussed more fully immediately below, and estimated revenue allowances.

        Upfront payments for the purchase of RealD eyewear and license fees associated with certain motion picture exhibitor license agreements are recorded as deferred revenue until the applicable revenue recognition criteria are met.

        Motion picture exhibitor stock options.    In connection with some of our motion picture exhibitor license agreements, we issued to three motion picture exhibitors 10-year options to purchase an aggregate of 3,668,340 shares of our common stock at an exercise price of approximately $0.00667 per share. The stock options vested upon the achievement of screen installation targets, which have all been achieved. The stock options do not have net cash settlement features. Motion picture exhibitor stock options are valued at the underlying stock price during each reporting period. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized. Amounts recorded as revenue reduction totaled $36.4 million and $39.2 million for the years ended March 25, 2011 and March 26, 2010, respectively. There were no amounts recorded as revenue reduction related to exhibitor options for the year ended March 23, 2012.

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

Results of operations

        The following table sets forth our consolidated statements of operations and other data for each of the periods indicated:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Consolidated statements of operations data:
Gross revenue	$246,628	$282,583	$189,080
Motion picture exhibitor options	—	(36,447)	(39,234)

Net revenue	246,628	246,136	149,846
Cost of revenue	117,938	178,396	140,603

Gross margin	128,690	67,740	9,243
Operating expenses:
Research and development	16,500	15,582	11,021
Selling and marketing	27,682	24,139	16,811
General and administrative	42,189	35,835	15,638

Total operating expenses	86,371	75,556	43,470

Operating income (loss)	42,319	(7,816)	(34,227)
Interest expense	(971)	(919)	(1,730)
Other income (loss)	782	6,182	(1,112)

Income (loss) before income taxes	42,130	(2,553)	(37,069)
Income tax expense	5,105	4,272	2,680

Net income (loss)	37,025	(6,825)	(39,749)
Net (income) loss attributable to noncontrolling interest	(156)	(530)	896
Accretion of preferred stock	—	(4,934)	(12,372)

Net income (loss) attributable to RealD Inc. common stockholders	$36,869	$(12,289)	$(51,225)

Other data:
Adjusted EBITDA(1)	$104,395	$62,195	$22,727

(1)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "—Non-U.S. GAAP discussion."

        The following table sets forth our consolidated statements of operations and other data as a percentage of net revenue for each of the periods indicated:

	Year ended
	March 23, 2012	March 25, 2011	March 26, 2010
Net revenue	100%	100%	100%
Cost of revenue	47.8	72.5	93.8

Gross margin	52.2	27.5	6.2
Operating expenses:
Research and development	6.7	6.3	7.4
Selling and marketing	11.2	9.8	11.2
General and administrative	17.1	14.6	10.4

Total operating expenses	35.0	30.7	29.0

Operating income (loss)	17.2	(3.2)	(22.8)
Interest expense	(0.4)	(0.4)	(1.2)
Other income (loss)	0.3	2.5	(0.7)

Income (loss) before income taxes	17.1	(1.0)	(24.7)
Income tax expense	2.1	1.7	1.8

Net income (loss)	15.0	(2.8)	(26.5)
Net (income) loss attributable to noncontrolling interest	(0.1)	(0.2)	0.6
Accretion of preferred stock	—	(2.0)	(8.3)

Net income (loss) attributable to RealD Inc. common stockholders	14.9%	(5.0)%	(34.2)%
Other data:
Adjusted EBITDA(1)	42.3%	25.3%	15.2%

(1)
For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see "—Non-U.S. GAAP discussion."

        The following table sets forth share-based compensation and depreciation and amortization included in the above line items:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Share-based compensation
Cost of revenue	$458	$160	$60
Research and development	2,604	1,470	985
Selling and marketing	4,776	2,937	1,589
General and administrative	7,906	4,383	275

Total	$15,744	$8,950	$2,909

	Year Ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Depreciation and amortization
Cost of revenue	$25,948	$14,971	$7,426
Research and development	1,350	481	452
Selling and marketing	229	84	—
General and administrative	739	201	74

Total	$28,266	$15,737	$7,952

        In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue and other revenue).

Fiscal year ended March 23, 2012 compared to fiscal year ended March 25, 2011

Revenue

        For the fiscal year ended March 23, 2012, net revenue increased $0.5 million to $246.6 million compared to $246.1 million for the fiscal year ended March 25, 2011.

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	Amount change	Percentage change
Revenue:
Gross license	$147,801	$137,970	$9,831	7%
Motion picture exhibitor options	—	(36,447)	36,447	(100)%

Net license	147,801	101,523	46,278	46%

Product and other	98,827	144,613	(45,786)	-32%

Total net revenue	$246,628	$246,136	$492	0%

Other data:
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	11,700	8,700	3,000	34%
Total international RealD enabled screens	8,500	6,300	2,200	35%

Total RealD-enabled screens	20,200	15,000	5,200	35%
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,500	2,300	200	9%
Total international locations with RealD enabled screens	2,600	2,200	400	18%

Total locations with RealD enabled screens	5,100	4,500	600	13%
Number of 3D motion pictures (released during period)	36	26	10	38%

        The increase in net revenue during the fiscal year ended March 23, 2012 compared to the fiscal year ended March 25, 2011 was primarily due to an increase in the number of RealD-enabled screens, an increase in the number of 3D motion pictures released and the resulting increase in the box office of 3D motion pictures on RealD-enabled screens offset by a decrease of the usage of our eyewear. Our international markets comprised approximately 49% of gross revenue for the fiscal year ended March 23, 2012.

        For the fiscal year ended March 23, 2012, there were 27 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top 10 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the fiscal year ended March 23, 2012 included the following: Transformers: Dark of the Moon ($11.3 million), Harry Potter and the Deathly Hallows Part 2 ($10.9 million), Pirates of the Caribbean: On Stranger Tides ($9.3 million), Thor ($5.8 million), Kung Fu Panda 2 ($5.8 million), Puss in Boots ($5.6 million), The Smurfs ($5.4 million), Rio ($5.3 million), Cars 2 ($4.9 million) and The Adventures of Tintin ($4.7 million). For the fiscal year ended March 25, 2011, there were 25 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top 10 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the fiscal year ended March 25, 2011 included the following: Toy Story 3 ($14.4 million), Shrek Forever After ($9.2 million), Despicable Me ($6.9 million), How to Train Your Dragon ($6.1 million), Tangled ($5.7 million), Alice in Wonderland ($5.5 million), Tron: Legacy ($5.1 million), Clash of the Titans ($4.8 million), The Chronicles of Narnia: The Voyage of the Dawn Treader ($4.7 million) and Megamind ($4.3 million). Our net license revenue has increased on a year-over-year basis, primarily internationally, as a result of the increased number of RealD-enabled screens and the box office generated by those 3D motion picture releases. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized. As a result, there was no motion picture exhibitor option expense for the year ended March 23, 2012.

        Net license revenues comprised 60% and 41% of total revenues for the fiscal years ended March 23, 2012 and March 25, 2011, respectively. International license revenues comprised 56% and 54% of our gross license revenues for the fiscal years ended March 23, 2012 and March 25, 2011, respectively.

        The decrease in our net product revenue in the fiscal year ended March 23, 2012, as compared to the fiscal year ended March 25, 2011, was primarily a result of a decrease in eyewear sold to our international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as the inventory build by non-U.S. motion picture exhibitors in prior periods. International product and other revenues comprised 38% and 56% of total product and other revenues for the fiscal years ended March 23, 2012 and March 25, 2011, respectively.

        We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage changes as a result of an expanding 3D motion picture slate and box office, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate or decline in future periods.

Cost of revenue

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	Amount change	Percentage change
Revenue	$246,628	$246,136	$492	0%

Cost of revenue:
License	39,801	17,994	21,807	121%
Product and other	78,137	160,402	(82,265)	(51)%

Total cost of revenue	$117,938	$178,396	$(60,458)	(34)%

Gross profit	$128,690	$67,740	$60,950	90%
Gross margin	52%	28%

        For the fiscal year ended March 23, 2012, our cost of revenue decreased primarily due to decreased RealD eyewear sales and the increased usage of recycled RealD eyewear. Cost of revenue decreased, as a percentage of revenue, to 48% for the fiscal year ended March 23, 2012, as compared to 72% for the fiscal year ended March 25, 2011. Contributing to the improvement in gross margin was an increase in license revenues, a decrease in RealD eyewear sales and the increased usage of recycled eyewear, which generates higher gross margin. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

        For the fiscal year ended March 25, 2011, the reduction to revenue resulting from motion picture exhibitor stock options directly contributed to a $36.4 million decrease in gross profit. Excluding the impact of motion picture exhibitor stock options of $36.4 million, gross profit would have been $104.2 million for the fiscal year ended March 25, 2011, and gross margin would have been 37%. The motion picture exhibitor stock options have vested in full as of March 25, 2011 and as a result, there was no motion picture exhibitor option expense for the fiscal year ended March 23, 2012.

        License cost of revenue increased $21.8 million to $39.8 million for the fiscal period ended March 23, 2012 compared to $18.0 million for the fiscal period ended March 25, 2011 primarily as a result of a $9.1 million increase in impairment expense and a $10.7 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales is depreciation expense of $25.3 million and $14.6 million for the fiscal years ended March 23, 2012 and March 25, 2011, respectively. Depreciation expense as a percentage of gross license revenue increased to 17% for the fiscal year ended March 23, 2012 from 11% for the fiscal year ended March 25, 2011

        During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration. The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the three months ended September 23, 2011 to cost of revenue for certain of the cinema systems totaled $6.8 million. Impairment expense for all our Cinema Systems totaled $10.3 million for the year ended March 23, 2012.

        We had a product and other gross profit of $20.7 million for the fiscal year ended March 23, 2012 as compared to a negative product and other gross profit of $15.8 million for the fiscal year ended March 25, 2011, primarily due to RealD eyewear. The decrease in our cost of product and other revenue was a result of the decrease in the volume of RealD eyewear, the increased usage of recycled eyewear and a decrease in freight related expenses. Product and other gross margin improved to 21% for the fiscal year ended March 23, 2012 as compared to negative 11% for the fiscal year ended March 25, 2011. Freight related expense decreased by an aggregate of $10.2 million as a result of the decreased volume of RealD eyewear as well as a reduction in expedited freight charges.

        Film amortization costs included in product and other cost of revenue related to Carmen 3D and Madam Butterfly in 3D was $2.8 million for the year ended March 23, 2012.

        Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $5.5 million for the fiscal year ended March 23, 2012 and $8.1 million for the fiscal year ended March 25, 2011, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating expenses

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	Amount change	Percentage change
Research and development	$16,500	$15,582	$918	6%
Selling and marketing	27,682	24,139	3,543	15%
General and administrative	42,189	35,835	6,354	18%

Total operating expenses	$86,371	$75,556	$10,815	14%

        Research and development.    Our research and development expenses increased primarily due to a $0.8 million increase of depreciation expense, $0.7 million in engineering and prototype expenses and $0.2 million in consultant and professional fees in the fiscal year ended March 23, 2012 compared to the fiscal year ended March 25, 2011. These increases were offset by a decrease of $0.2 million in personnel costs, $0.3 million in occupancy costs and $0.2 million in travel and entertainment expenses. The change in personnel costs includes an increase of $1.1 million of share-based compensation expense offset by decreases of $0.8 million in salaries and benefits and $0.5 million in discretionary and contractual bonuses as the number of research and development personnel decreased to 30 as of March 23, 2012 from 37 as of March 25, 2011. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

        Selling and marketing.    Our selling and marketing expenses increased primarily due to a $2.5 million increase in personnel costs. The change in personnel costs includes an increase of $1.2 million of salaries and benefits and $1.8 million of share-based compensation expense related to the increase in the number of selling and marketing personnel to 31 at March 23, 2012 from 21 at March 25, 2011, partially offset by a decrease of $0.5 million of discretionary and contractual bonuses. Selling and marketing expense also increased from the incurrence of additional advertising and marketing initiatives of $2.4 million, occupancy costs of $0.5 million, public relations expenses of $0.3 million, travel and entertainment expenses of $0.2 million, depreciation expense of $0.1 million, partially offset by decreases in professional fees of $0.7 million and outside services of $0.5 million in the fiscal year ended March 23, 2012. Selling and marketing expense for RealD co-produced feature films decreased $1.4 million related to the selling and marketing costs related to the feature films, Madam Butterfly in 3D, which we co-produced with London's Royal Opera House and was released in March 2012 and Carmen 3D, which we also co-produced with London's Royal Opera House and was released in March 2011. Personnel costs and advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2013 and beyond as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

        General and administrative.    Our general and administrative expenses increased primarily due to a $5.0 million increase in personnel costs. The increase in personnel costs includes an increase in salaries and benefits of $2.3 million as the number of general and administrative employees increased to 37 at March 23, 2012 from 30 at March 25, 2011 to support our overall growth, including the requirements of being a public company. Also included in personnel costs is an increase of $3.5 million related to share-based compensation expense, partially offset by a decrease of $0.8 million related to discretionary and contractual bonuses. We incurred increases in legal and professional fees of $3.1 million, occupancy costs of $1.1 million, depreciation expenses of $0.5 million, travel and entertainment expenses of $0.4 million and foreign business tax related expense of $0.6 million to support the growth in our operations. These increases were partially offset by decreases in bad debt expense of $3.8 million and public company related expenses of $0.6 million, which include listing, registration and issuance costs, as well as investor relations and compliance fees. We expect to incur additional general and administrative expenses to support the general growth in operations, as well as to comply with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

        Interest expense.    Interest expense for the fiscal years ended March 23, 2012 and March 25, 2011 was $1.0 million and $0.9 million, respectively. Our interest expense increased primarily due to the interest rates related to the borrowings under our Credit Agreement.

        Other income (loss).    Other income (loss) was $0.8 million for the year ended March 23, 2012 as compared to $6.2 million for the year ended March 25, 2011. Other income (loss) decreased primarily due to a decrease of $5.0 million in gain from the sale of digital projectors during the year ended March 23, 2012 as compared to the year ended March 25, 2011.

        Income tax.    Our income tax expense for the fiscal year ended March 23, 2012 was $5.1 million, primarily due to an increase in our foreign tax expense. We have net operating losses that may potentially be offset against future earnings. We expect to incur an increasing amount of income tax expenses that relate to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

        Noncontrolling interest.    Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II, LLC, or Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The decrease in the net income attributable to noncontrolling interest was primarily due to a decrease in gain from the sale of digital projectors for the year ended March 23, 2012 as compared to the year ended March 25, 2011.

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

Other data:
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

        Excluding the impact of motion picture exhibitor stock options of $36.4 million, gross profit would have been $104.2 million for the fiscal year ended March 25, 2011, and gross margin would have been 37%. Excluding the impact of motion picture exhibitor stock options of $39.2 million, gross profit would have been $48.5 million for the fiscal year ended March 26, 2010, and gross margin would have been 26%.

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

Seasonality and quarterly performance

        Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer and early winter holiday periods generally will tend to show stronger box office performance and higher revenues due to the summer and holiday movie-going seasons, when many of the largest grossing films in any given year are typically released. By comparison, the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in those seasonal periods. We expect to experience seasonal fluctuations in results of operations as a result of these trends. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part I, Item 1A below under the caption "Risk factors."

Liquidity and capital resources

        Since our inception and through March 23, 2012, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement with City National Bank, a national banking association, or City National, and through the issuance of notes payable to stockholders and vendors, and net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure. Prior to fiscal 2010, many of our licensing and product sale contracts included terms that required upfront payments. Since a majority of our revenue recognized under our motion picture exhibitor licenses results in admission and usage fees being paid to us subsequent to such consumer attendance, we expect our deferred revenue balances to continue to decline over the next several years.

        Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected increased revenue generated from the growing number of 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, we expect to supplement our liquidity needs primarily with borrowings under our secured credit facility.

        We recently entered into a secured credit facility agreement with City National to provide us with:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75,000,000 (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50,000,000 (the "Term Loan Facility")

        The Revolving Facility and the Term Loan Facility replace existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        Our obligations under our secured credit facility are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics").

        We intend to borrow additional amounts under our secured credit facility to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        On December 6, 2011, we entered into a second amendment to the Credit Agreement to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans shall remain $50 million after December 31, 2011 and to extend the maturity date of the revolving credit loans under the Credit Agreement to December 31, 2013. As of March 23, 2012, our primary sources of liquidity were our cash and cash equivalents of $24.9 million and our Credit Agreement providing for a revolving credit facility of up to $50.0 million through December 31, 2013, $25.0 million of which was available for borrowing.

        During the year ended March 23, 2012, we received $4.0 million in cash and had $2.5 million of accounts receivable from motion picture exhibitors from the sale of digital projectors, resulting in a gain of $1.7 million in other income (loss).

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

        Based on our current operations and anticipated growth, we believe that the proceeds from the Credit Agreement (as subsequently replaced as disclosed below), our cash inflow from operating activities, existing cash and cash equivalents and our ability to borrow on acceptable terms will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

        The following table sets forth our major sources and (uses) of cash for the periods indicated:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Operating activities	$43,001	$35,098	$15,135
Investing activities	(57,469)	(87,031)	(29,636)
Financing activities	$22,426	$55,735	$11,931

Cash flow from operating activities

        Net cash inflows from operating activities during the fiscal year ended March 23, 2012 primarily resulted from improved operating performance as RealD Cinema System installations and related licensing revenues driven by admissions increased. Net cash inflows from operating activities also benefited from decreased glasses inventories.

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

Cash flow from investing activities and capital resources

        For fiscal years 2010, 2011 and 2012, cash outflow for investing activities is primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. Capital expenditures were $61.5 million for the fiscal year ended March 23, 2012, $102.6 million for the fiscal year ended March 25, 2011 and $30.2 million for the fiscal year ended March 26, 2010. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

        In the fiscal year ended March 23, 2012, we received proceeds of $4.0 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 25, 2011, we purchased and sold available-for-sale securities of $6.8 million. Additionally, in the fiscal year ended March 25, 2011, we received proceeds of $15.6 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 26, 2010, we received proceeds of $0.5 million as a result of the sale of digital projectors to certain of our motion picture exhibitors.

        In April 2012, we received proceeds of $2.5 million for the sale of digital projectors which we sold to certain of our motion picture exhibitors in March 2012.

Cash flow from financing activities

        Net cash inflows from financing activities for the year ended March 23, 2012 primarily resulted from proceeds from the Credit Agreement of $30.0 million partially offset by $5.0 million of repayments on the Credit Agreement.

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

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $2.3 million as of March 25, 2011 and $11.3 million as of March 26, 2010. There was no notes payable outstanding as of March 23, 2012.

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

        Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 23, 2012, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        On December 6, 2011, we entered into a second amendment to the Credit Agreement to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans shall remain $50 million after December 31, 2011 and to extend the maturity date of the revolving credit loans under the Credit Agreement to December 31, 2013. As of March 23, 2012, there was $25.0 million outstanding under the Credit Agreement and there was $25.0 million available to borrow under the Credit Agreement.

        We recently entered into a secured credit facility agreement with City National to provide us with:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75,000,000 (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50,000,000 (the "Term Loan Facility")

        The Revolving Facility and the Term Loan Facility replace existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        Our obligations under our secured credit facility are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics").

        We intend to borrow additional amounts under our secured credit facility to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        Non-controlling interest partner capital contributions for the years ended March 23, 2012, March 25, 2011 and March 26, 2010 were not significant.

        From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants. Proceeds from employee stock option exercises were $1.0 million and $3.9 million for the years ended March 23, 2012 and March 25, 2011, respectively. Proceeds from employee stock option exercises for the year ended March 26, 2010 were not significant. Proceeds from the exercise of warrants in our common stock were $0.3 million and $0.6 million for the years ended March 23, 2012 and March 25, 2011, respectively. Proceeds from the exercise of warrants in our common stock for the year ended March 26, 2010 were not significant.

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

Contractual obligations and commitments

        The following table sets forth our contractual obligations and commitments as of March 23, 2012 (in thousands):

	Payments due by period
	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years
Secured credit facilities(1)	$25,000	$—	$—	$25,000	$—
Operating lease obligations(2)	$28,922	3,221	5,963	6,015	13,723
Purchase obligations(3)	8,708	8,708	—	—	—

Total	$62,630	$11,929	$5,963	$31,015	$13,723

(1)
See Note 6, "Borrowings" and Note 14, "Subsequent events (unaudited)" to our consolidated financial statements, which are included elsewhere in this this Annual Report on Form 10-K.

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

        Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Net income (loss)	$37,025	$(6,825)	$(39,749)

Add (deduct):
Interest expense	971	919	1,730
Income tax expense	5,105	4,272	2,680
Depreciation and amortization	28,266	15,737	7,952
Other (income) loss(1)	(782)	(6,182)	1,112
Share-based compensation expense(2)	15,744	8,950	2,909
Exhibitor option expense(3)	—	36,447	39,234
Impairment of assets and intangibles(4)	10,269	1,128	426
Sales and use tax(5)	6,363	6,484	5,478
Property tax(6)	1,434	1,090	605
Management fee(7)	—	175	350

Adjusted EBITDA	$104,395	$62,195	$22,727

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

        We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies; to evaluate potential acquisitions; in making compensation decisions; and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

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

  •
  Adjusted EBITDA also differs from the amounts calculated under the similarly titled definition in our Credit Agreement, which is further adjusted to reflect certain other cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments; and

  •
  other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

        License revenue.    License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor's consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the fiscal quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee's admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee's admissions report. We determine collectability based on an evaluation of the licensee's recent payment history.

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

        Revenue reductions.    We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $36.4 million for the year ended March 25, 2011 and $39.2 million for the year ended March 26, 2010. There were no amounts recorded as a revenue reduction for the year ended March 23, 2012. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

Share-based compensation

        We account for stock options, performance stock options and restricted stock units granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under Accounting Standards

Codification Topic 718, Compensation—Stock Compensation (ASC 718). The assumptions used in calculating the fair value of share-based payment awards represent our best estimates based on management judgment and subjective future expectations. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures and the related income tax impact. If any of the assumptions used in our valuation models significantly change, share-based compensation for future awards may differ materially from the awards granted previously.

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

Deferred tax asset valuation and tax exposures

        In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of share-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance. We assess realization of our deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by us includes, but is not limited to, our historic operating results, projected future operating results, reversing temporary differences, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. As of March 23, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions whereby future realization is more likely than not to be obtained. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

        We are subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, we adjust tax expense to reflect our ongoing assessments of such matters which require judgment and can materially increase or decrease our effective rate as well as impact operating results.

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

Recent accounting pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. It is not expected that the adoption of this ASU will have a material impact on our financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the consolidated statements of equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We will adopt ASU 2011-05 during the first quarter of fiscal 2013. We do not expect the adoption of ASU 2011-05, as amended by ASU 2011-12 to have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, Intangibles (Topic 350)—Goodwill and Other, which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15,

2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

        Our investments are considered cash equivalents and primarily consist of money market funds. At March 23, 2012, we had cash and cash equivalents of $24.9 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

        The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate (LIBOR) loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At March 23, 2012, we had $25 million of borrowings outstanding under the Credit Agreement. As of March 23, 2012, borrowings outstanding under the Credit Agreement bear interest at 3.50%.

Foreign currency risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar. Our historical revenue has generally been denominated in United States dollars, and a significant portion of our current revenue continues to be denominated in United States dollars; however, we expect an increasing portion of our future revenue to be denominated in currencies other than the United States dollar, primarily the Euro, British pound sterling, Canadian dollar, various Latin American currencies, Japanese yen, Chinese Yuan and Hong Kong Dollar. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

        We had outstanding forward contracts based in British pound sterling, Canadian dollar and the Euro with notional amounts totaling $4.3 million as of March 23, 2012 and $8.1 million as of March 25, 2011. The net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant for the years ended March 23, 2012, March 25, 2011 and March 26, 2010. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on March 23, 2012 would result in a $0.4 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.5 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Item 8.    Financial statements and supplementary data

Index to financial statements

Page
Report of Independent Registered Public Accounting Firm	74
Audited consolidated financial statements
Consolidated balance sheets as of March 23, 2012 and March 25, 2011	75
Consolidated statements of operations for the years ended March 23, 2012, March 25, 2011 and March 26, 2010	76
Consolidated statements of changes in mandatorily redeemable convertible preferred stock and equity (deficit) for the years ended March 23, 2012, March 25, 2011 and March 26, 2010	77
Consolidated statements of cash flows for the years ended March 23, 2012, March 25, 2011 and March 26, 2010	78
Notes to consolidated financial statements	79

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited the accompanying consolidated balance sheets of RealD Inc. as of March 23, 2012 and March 25, 2011, and the related consolidated statements of operations, changes in mandatorily redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended March 23, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealD Inc. at March 23, 2012 and March 25, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 23, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects that information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealD, Inc.'s internal control over financial reporting as of March 23, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 31, 2012

RealD Inc.

Consolidated balance sheets

(in thousands, except per share data)

	March 23, 2012	March 25, 2011
Assets
Current assets:
Cash and cash equivalents	$24,894	$16,936
Accounts receivable, net	59,212	50,676
Inventories	40,577	54,971
Deferred costs—eyewear	932	49
Deferred income taxes	—	1,029
Income taxes receivable	—	139
Prepaid expenses and other current assets	2,630	1,734

Total current assets	128,245	125,534
Property and equipment, net	12,713	7,889
Cinema systems, net	141,024	122,226
Digital projectors, net-held for sale	1,078	10,475
Goodwill	10,657	10,657
Other intangibles, net	1,746	1,918
Deferred income taxes	3,049	—
Other assets	3,663	1,448

Total assets	$302,175	$280,147

Liabilities and equity
Current liabilities:
Accounts payable	$22,617	$58,713
Accrued expenses and other liabilities	28,870	40,118
Deferred revenue	7,201	14,176
Income taxes payable	1,121	—
Deferred income taxes	3,149	—
Current portion of long-term debt	—	2,291

Total current liabilities	62,958	115,298
Credit facility agreement	25,000	—
Deferred revenue, net of current portion	13,920	14,106
Other long-term liabilities, customer deposits and virtual print fee liability	2,691	4,533
Long-term debt, net of current portion	—	19
Deferred tax liability	—	1,091
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 54,561 and 53,570 shares issued and outstanding at March 23, 2012 and March 25, 2011, respectively	309,894	292,904
Accumulated deficit	(112,711)	(149,580)

Total RealD Inc. stockholders' equity	197,183	143,324
Noncontrolling interest	423	1,776

Total equity	197,606	145,100

Total liabilities and equity	$302,175	$280,147

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of operations

(in thousands, except per share data)

	Year ended
	March 23, 2012	March 25, 2011	March 26, 2010
Revenue:
License	$147,801	$101,523	$40,914
Product and other	98,827	144,613	108,932

Total revenue	246,628	246,136	149,846
Cost of revenue:
License	39,801	17,994	9,452
Product and other	78,137	160,402	131,151

Total cost of revenue	117,938	178,396	140,603
Gross profit	128,690	67,740	9,243
Operating expenses:
Research and development	16,500	15,582	11,021
Selling and marketing	27,682	24,139	16,811
General and administrative	42,189	35,835	15,638

Total operating expenses	86,371	75,556	43,470

Operating income (loss)	42,319	(7,816)	(34,227)
Interest expense	(971)	(919)	(1,730)
Other income (loss)	782	6,182	(1,112)

Income (loss) before income taxes	42,130	(2,553)	(37,069)
Income tax expense	5,105	4,272	2,680

Net income (loss)	37,025	(6,825)	(39,749)
Net (income) loss attributable to noncontrolling interest	(156)	(530)	896
Accretion of preferred stock	—	(4,934)	(12,372)

Net income (loss) attributable to RealD Inc. common stockholders	$36,869	$(12,289)	$(51,225)

Earnings (loss) per common share:
Basic	$0.68	$(0.29)	$(2.09)
Diluted	$0.65	$(0.29)	$(2.09)
Shares used in computing earnings per common share:
Basic	54,352	41,933	24,500
Diluted	56,852	41,933	24,500

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of changes in mandatorily redeemable convertible preferred stock and equity (deficit)

(in thousands, except share data)

	Mandatorily redeemable convertible preferred stock		Equity (deficit)
			Convertible preferred stock
	Series C		Series A		Series B		Series D		Common stock		Accumulated other comprehensive loss
												Accumulated deficit	Noncontrolling interest	Total equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 27, 2009	5,139,500	$50,459	2,000,000	$1,978	2,417,644	$2,970	1,666,667	$19,952	24,172,373	$26,191	$—	$(86,066)	$3,030	$(31,945)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series C preferred stock	—	12,372	—	—	—	—	—	—	—	—	—	(12,372)	—	(12,372)
Share-based compensation	—	—	—	—	—	—	—	—	—	2,909	—	—	—	2,909
Motion picture exhibitor option reduction in revenue	—	—	—	—	—	—	—	—	—	39,234	—	—	—	39,234
Exercise of stock options	—	—	—	—	—	—	—	—	518,581	37	—	—	—	37
Comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(38,853)	(896)	(39,749)

Total comprehensive loss														(39,749)

Balance, March 26, 2010	5,139,500	$62,831	2,000,000	$1,978	2,417,644	$2,970	1,666,667	$19,952	24,690,954	$68,371	$—	$(137,291)	$2,134	$(41,886)
Accretion of Series C preferred stock	—	4,934	—	—	—	—	—	—	—	—	—	(4,934)	—	(4,934)
Share-based compensation	—	—	—	—	—	—	—	—	—	8,950	—	—	—	8,950
Exercise of stock options	—	—	—	—	—	—	—	—	2,019,816	3,875	—	—	—	3,875
Exercise of motion picture exhibitor options	—	—	—	—	—	—	—	—	3,260,747	22	—	—	—	22
Exercise of warrants	—	—	—	—	—	—	—	—	762,300	634	—	—	—	634
Motion picture exhibitor option reduction in revenue	—	—	—	—	—	—	—	—	—	36,447	—	—	—	36,447
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	(888)	(888)
Conversion of preferred stock	(5,139,500)	(67,765)	(2,000,000)	(1,978)	(2,417,644)	(2,970)	(1,666,667)	(19,952)	16,835,714	92,665	—	—	—	67,765
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	6,000,000	81,940	—	—	—	81,940
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(7,355)	530	(6,825)

Total comprehensive loss														(6,825)

Balance, March 25, 2011	—	$—	—	$—	—	$—	—	$—	53,569,531	$292,904	$—	$(149,580)	$1,776	$145,100
Share-based compensation	—	—	—	—	—	—	—	—	—	15,744	—	—	—	15,744
Exercise of stock options	—	—	—	—	—	—	—	—	257,354	972	—	—	—	972
Exercise of motion picture exhibitor options	—	—	—	—	—	—	—	—	407,593	3	—	—	—	3
Exercise of warrants	—	—	—	—	—	—	—	—	326,700	271	—	—	—	271
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	(1,509)	(1,509)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	36,869	156	37,025

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	37,025

Balance, March 23, 2012	—	$—	—	$—	—	$—	—	$—	54,561,178	$309,894	$—	$(112,711)	$423	$197,606

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended
	March 23, 2012	March 25, 2011	March 26, 2010
Cash flows from operating activities
Net income (loss)	$37,025	$(6,825)	$(39,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,266	15,737	7,952
Deferred income tax	38	(2)	1,387
Non-cash interest expense	151	125	1,245
Non-cash stock compensation	15,744	8,950	2,909
Motion picture exhibitor option reduction in revenue	—	36,447	39,234
Gain on sale of digital projectors	(1,742)	(6,720)	(173)
Loss on sale of digital projectors	452	—	—
Impairment of long-lived assets	10,269	1,128	426
Changes in operating assets and liabilities:
Accounts receivable	(6,062)	508	(40,082)
Inventories	14,394	(48,432)	(4,025)
Prepaid expenses and other current assets	(896)	(606)	(671)
Deferred costs—eyewear	(883)	1,793	6,944
Other assets	(1,528)	1,139	(2,482)
Accounts payable	(36,916)	21,330	24,943
Accrued expenses and other liabilities	(11,399)	15,420	16,951
Virtual print fee liability and customer deposits	1,989	1,791	2,306
Income taxes receivable/payable	1,260	(1,393)	1,236
Deferred revenue	(7,161)	(5,292)	(3,216)

Net cash provided by operating activities	43,001	35,098	15,135
Cash flows from investing activities
Purchases of marketable securities	—	(6,849)	—
Proceeds from sale of marketable securities	—	6,849	—
Purchases of property and equipment	(8,760)	(6,416)	(2,037)
Purchases of cinema systems and related components	(52,708)	(95,756)	(27,462)
Purchases of digital projectors	—	(471)	(662)
Proceeds from sale of digital projectors	3,999	15,612	525

Net cash used in investing activities	(57,469)	(87,031)	(29,636)
Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	—	81,940	—
Noncontrolling interest distribution	(1,509)	(888)	—
Proceeds from credit facility agreement—term loan	—	—	10,000
Repayments on credit facility agreement—term loan	—	(10,000)	—
Repayments of long-term debt	(2,311)	(9,698)	(3,106)
Proceeds from credit facility agreement—revolving credit facility	30,000	5,000	5,000
Repayments on credit facility agreement—revolving credit facility	(5,000)	(15,150)	—
Proceeds from exercise of stock options	972	3,875	37
Proceeds from exercise of warrants	271	634	—
Proceeds from exercise of motion picture exhibitor options	3	22	—

Net cash provided by financing activities	22,426	55,735	11,931

Net increase (decrease) in cash and cash equivalents	7,958	3,802	(2,570)
Cash and cash equivalents, beginning of year	16,936	13,134	15,704

Cash and cash equivalents, end of year	$24,894	$16,936	$13,134

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$—	$4,934	$12,372
Cash payments for income taxes	1,060	3,952	57
Cash payments for interest expense	820	794	485
Digital projectors purchased in exchange for notes	—	370	4,005
Sale of digital projectors in accounts receivable	$2,474	$—	$—

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

        All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Accounting period

        Our fiscal year consists of four 13-week periods for a total of 52 weeks. The fiscal year for 2012 ended on March 23, 2012. The fiscal year for 2011 ended on March 25, 2011. The fiscal year for 2010 ended on March 26, 2010.

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

Net income (loss) per share of common stock

        Basic income (loss) per share of common stock is computed by dividing the net income (loss) attributable to RealD common stockholders for the period by the weighted average number of shares

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

of common stock outstanding during the period. Because the holders of our convertible preferred stock were entitled to participate in dividends and earnings of our company, we applied the two-class method in calculating our earnings (loss) per share for periods when we generated net income prior to the conversion of the preferred shares into common shares on July 21, 2010. The two-class method requires net income to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. No such dividends were paid. Because the convertible preferred stock was not contractually obligated to share in our losses, no such allocation was made for periods when we had net losses. Due to the conversion of the preferred shares into common shares on July 21, 2010, the two-class method of calculating earnings (loss) per share was not applied subsequent to that date.

        The calculation of the basic and diluted loss per share of common stock for the years ended March 23, 2012, March 25, 2011 and March 26, 2010 was as follows:

	Year ended
(in thousands, except per share data)	March 23, 2012	March 25, 2011	March 26, 2010
Numerator:
Net income (loss)	$37,025	$(6,825)	$(39,749)
Net (income) loss attributable to noncontrolling interest	(156)	(530)	896
Accretion of preferred stock	—	(4,934)	(12,372)

Net income (loss) attributable to RealD Inc. common stockholders	$36,869	$(12,289)	$(51,225)
Denominator:
Weighted-average common shares outstanding (basic)	54,352	41,933	24,500
Effect of dilutive securities	2,500	—	—

Weighted-average common shares outstanding (diluted)	56,852	41,933	24,500
Earnings (loss) per common share:
Basic	$0.68	$(0.29)	$(2.09)
Diluted	$0.65	$(0.29)	$(2.09)

        Due to the loss attributable to RealD Inc. common stockholders in the years ended March 25, 2011 and March 26, 2010, basic earnings (loss) per common share and diluted earnings (loss) per common share are the same as the effect of potentially dilutive securities would be anti-dilutive.

        The following table shows the weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for each period presented:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Options and warrants to purchase common stock	3,899	9,782	6,603
Conversion of convertible preferred stock	—	5,180	16,836

Total	3,899	14,962	23,439

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Fair value measurements

        Accounting Standards Codification Topic (ASC) 820-10, Fair Value Accounting (ASC 820), provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. GAAP more consistent and comparable. This guidance also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

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

        As of March 23, 2012 and March 25, 2011, the fair values of our derivative instruments that were carried at fair value on a recurring basis were not significant.

Derivative instruments

        Our derivative instruments are recorded at fair value in other current assets or other current liabilities, respectively, in the consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on our consolidated statements of operations. For all periods presented, none of our derivative instruments were designated as hedging instruments. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

        We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. We had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $4.3 million as of March 23, 2012. We had outstanding forward contracts based in British pound sterling, Euro and Canadian dollar with notional amounts totaling $8.1 million as of March 25, 2011. As of March 23, 2012 and March 25, 2011, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For all periods presented, the net realized and unrealized gains and losses related to forward contracts were not significant.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Marketable securities

        We classify unrealized gains and losses on marketable securities reported as a component of accumulated other comprehensive income. As of March 23, 2012 and March 25, 2011, we had no marketable securities. For the year ended March 25, 2011, the unrealized gains and losses from the available-for-sale securities were not significant.

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

Accounts receivable

        Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $4.2 million and $6.8 million as of March 23, 2012 and March 25, 2011, respectively.

Inventories and deferred costs-eyewear

        Inventories and deferred costs-eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of March 23, 2012 and March 25, 2011, the inventory reserve as a result of our net realizable value analyses was $0.6 million and $3.2 million, respectively.

        Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers.

        For RealD eyewear located at a motion picture exhibitor, we believe that it is not operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction, and shrinkage are

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

specifically recognized in the period incurred due to the number of domestic RealD-enabled screens and the related usage of RealD eyewear. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

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

        We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying consolidated balance sheets and totaled $0.3 million and $1.5 million as of March 23, 2012 and March 25, 2011, respectively.

        Major enhancements and improvements are capitalized. Maintenance and repairs for cinema systems and digital projectors are charged to expense as incurred. Maintenance and repairs expense totaled $0.7 million, $0.8 million and $0.8 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

        For the years ended March 23, 2012, March 25, 2011 and March 26, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $10.3 million, $1.1 million and $0.4 million, respectively.

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

Revenue recognition and revenue reductions

        We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition(SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonable assured.

License revenue

        License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor's consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee's admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee's admissions report. We determine collectibility based on an evaluation of the licensee's recent payment history.

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

Revenue reductions

        We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued to the motion picture exhibitors a 10-year option to purchase 3,668,340 shares of our common stock at $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction related to motion picture exhibitor stock options totaled $36.4 million for the year ended March 25, 2011 and $39.2 million for the year ended March 26, 2010. As of March 25, 2011 all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized.

Cost of revenue

        Cost of revenue principally consists of depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor's premises, digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs and occupancy costs.

Shipping and handling costs

        Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $6.8 million, $10.2 million and $9.6 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

        Advertising costs are expensed as incurred. Advertising expenses were approximately $5.3 million, $4.3 million and $2.6 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

Share-based compensation

        We account for stock options, performance stock options and restricted stock units granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC 718). The assumptions used in calculating the fair value of share-based payment awards represent our best estimates based on management judgment and subjective future expectations. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures and the related income tax impact. If any of the assumptions used in our valuation models significantly change, share-based compensation for future awards may differ materially from the awards granted previously. See Note 9, Share-based compensation.

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

        Net losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency and the net realized and unrealized gains and losses related to forward contracts totaled $0.5 million, $0.6 million and $1.3 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively, and are included in other income (loss).

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

Employee benefit plans

        We have a voluntary 401(k) savings plans in which most U.S. employees are eligible to participate. Eligible employees may make contributions not to exceed the maximum statutory contribution amounts. We may match a percentage of each employee's contributions consistent with the provisions of the plan for which they are eligible. All employee and employer contributions fully vest immediately. Our contributions to these plans totaled $0.5 million, $0.3 million and $0.2 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

Recent accounting pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. It is not expected that the adoption of this ASU will have a material impact on our financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the consolidated statements of equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We will adopt ASU 2011-05 during the first quarter of fiscal 2013. We do not expect the adoption of ASU 2011-05, as amended by ASU 2011-12 to have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, Intangibles (Topic 350)—Goodwill and Other (ASU 2011-08) which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

        Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

(in thousands)	March 23, 2012	March 25, 2011
RealD Cinema Systems	$184,197	$142,602
Digital projectors—held for sale	1,843	13,333
Leasehold improvements	4,325	1,163
Machinery and equipment	6,641	6,430
Furniture and fixtures	12	15
Computer equipment and software	2,788	2,089
Construction in process	3,364	820

Total	$203,170	$166,452
Less accumulated depreciation	(48,355)	(25,862)

Property and equipment, RealD Cinema Systems and digital projectors, net	$154,815	$140,590

        Depreciation expense amounted to $28.1 million, $15.6 million and $7.7 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

        During the year ended March 23, 2012, we received $4.0 million in cash and had $2.5 million of accounts receivable from motion picture exhibitor customers from the sale of digital projectors, resulting in a gain of $1.7 million in other income (loss).

        During the year ended March 25, 2011, we received $15.6 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.6 million of notes payable to the equipment providers.

RealD Inc.

Notes to consolidated financial statements (Continued)

3. Property and equipment, RealD Cinema Systems and digital projectors (Continued)

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

        For the years ended March 23, 2012, March 25, 2011 and March 26, 2010, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $10.3 million, $1.1 million and $0.4 million, respectively.

4. Goodwill and intangible assets

        Goodwill and intangible assets consist of the following at:

	March 23, 2012		March 25, 2011
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$3,239	$1,493	$3,239	$1,321
Goodwill	10,657	—	10,657	—

Total	$13,896	$1,493	$13,896	$1,321

        Amortization expense amounted to $0.2 million, $0.1 million and $0.2 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

        At March 23, 2012, the remaining amortization expense is estimated to be as follows (in thousands):

Fiscal year 2013	$168
Fiscal year 2014	168
Fiscal year 2015	168
Fiscal year 2016	168
Fiscal year 2017	168
Thereafter	906

Total	$1,746

RealD Inc.

Notes to consolidated financial statements (Continued)

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consist of the following at:

(in thousands)	March 23, 2012	March 25, 2011
Payroll and compensation	$7,544	$18,730
Sales, use taxes and other taxes	7,100	7,749
Professional fees	1,676	3,852
Refundable deposits	930	3,434
Marketing	2,516	1,329
RealD Cinema system installation fees	4,767	—
Other	4,337	5,024

Total	$28,870	$40,118

        For our U.S. cinema license and product revenues, we absorb the majority of sales and use taxes and do not pass such costs on to our customers.

6. Borrowings

Credit Agreement

        Prior to July 21, 2010, the date of our IPO, we had a $35.0 million credit facility agreement with City National Bank that provided for a maximum amount of borrowing under a revolving credit facility of $25.0 million and a term loan of $10.0 million.

        We have entered into a credit and security agreement with City National Bank, a national banking association, or City National, which was dated as of June 24, 2010 and amended on April 5, 2011 (as amended, the "Credit Agreement"), to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans may be (i) up to $50 million through December 31, 2011 and (ii) up to $25.0 million thereafter and which will mature on June 30, 2012. On December 6, 2011, we further amended the Credit Agreement to provide that the aggregate principal amount outstanding at any one time under our revolving credit loans shall remain $50 million after December 31, 2011 and to extend the maturity date of the revolving credit loans under the Credit Agreement to December 31, 2013. The Credit Agreement and the revolving credit facility provided thereunder became effective on July 21, 2010. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets in favor of City National and are guaranteed by our subsidiaries, ColorLink, Inc., or ColorLink and Stereographics Corporation , or Stereographics. The revolving credit facility provides for, at our option, Revolving London Interbank Offered Rate ("LIBOR") loans, which bear interest at the greater of three and one half percent (3.50%) or the LIBOR plus two and one-half percent (2.50%) or Revolving Prime loans which bear interest at the greater of three and one half percent (3.50%) or the fluctuating Prime Rate per annum.

        Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 23, 2012, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings (Continued)

covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        As of March 23, 2012, there were $25.0 million in borrowings outstanding under the Credit Agreement. As of March 23, 2012, borrowings outstanding under the Credit Agreement bear interest at 3.50%. As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement. Interest expense related to our borrowings under our credit and security agreement was $0.9 million, $0.6 million and $0.9 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

Notes payable

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. The equipment is included in digital projectors in the accompanying consolidated balance sheets. Certain of these notes payables are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. The notes are secured by the underlying equipment. There was no notes payable outstanding as of March 23, 2012. Notes payable totaled $2.3 million as of March 25, 2011. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. Interest expense related to our notes payable was $0.1 million, $0.3 million and $0.8 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

        At March 23, 2012, our future minimum lease obligations were as follows (in thousands):

Fiscal year 2013	$3,221
Fiscal year 2014	2,991
Fiscal year 2015	2,972
Fiscal year 2016	3,058
Fiscal year 2017	2,957
Thereafter	13,723

Total	$28,922

RealD Inc.

Notes to consolidated financial statements (Continued)

7. Commitments and contingencies (Continued)

        Rent expense was $4.3 million, $2.6 million and $1.6 million for the fiscal years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

        We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $8.7 million at March 23, 2012 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

        At March 23, 2012, we reserved the following shares of common stock for future issuances in connection with (in thousands):

Restricted stock units	243
Performance units	589
Stock option and employee stock purchase plan:
Outstanding	7,661
Reserved for future issuance	3,077

Total	11,570

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

        We accreted the carrying value of the Series C mandatorily redeemable convertible preferred stock up to liquidation value through July 21, 2010. Accretion was provided using the effective interest-rate method. During the years ended March 25, 2011 and March 26, 2010, we recorded accretion of $4.9 million and $12.4 million, respectively.

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

        Amounts recorded as a revenue reduction from motion picture exhibitor stock options totaled $36.4 million and $39.2 million for the years ended March 25, 2011 and March 26, 2010, respectively. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. As of March 25, 2011 all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized.

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

        As of March 25, 2011, there were warrants outstanding to purchase 326,700 shares of common stock. The warrants' weighted-average exercise price was approximately $0.83 per share.

        As of March 23, 2012, there were no warrants outstanding.

9. Share-based compensation

        We account for stock options granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation—Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures and the related income tax impact.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        In April 2010, our board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan (the "2010 Stock Plan"), and in June 2010, our stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, (the "2004 Plan"), such that, effective with our IPO, we will no longer make any new grants under the 2004 Plan. Instead, the board of directors or our compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock units to employees, officers, directors, non-employee directors and consultants. Additionally, in June 2011 our board of directors approved the RealD Inc. 2011 Employee Stock Purchase Plan (the "ESPP Plan") and in July 2011, our stockholders approved the ESPP Plan. Stock-based compensation expense related to the ESPP Plan for the year ended March 23, 2012 was not significant.

        On May 19, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a current director and who previously served as our president. Pursuant to the terms of the separation agreement, Mr. Greer will receive acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which will remain exercisable for 6 months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date. A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration. The incremental compensation cost resulting from the modifications totaled $0.9 million for the year ended March 23, 2012.

        The following table reflects the components of stock-based compensation expense recognized in our consolidated statements of operations for the years ended March 23, 2012, March 25, 2011 and March 26, 2010:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Cost of revenue	$458	$160	$60
Research and development	2,604	1,470	985
Selling and marketing	4,776	2,937	1,589
General and administrative	7,906	4,383	275

Total	$15,744	$8,950	$2,909

Stock options

        Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. Share-based compensation expense related to stock options was $12.3 million, $6.9 million and $2.9 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        A summary of our stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 25, 2011	6,246	$9.94
Granted	1,914	20.71
Exercised	(257)	3.79
Forfeited or expired	(242)	19.65

Outstanding at March 23, 2012	7,661	$12.54	7.2	$27,103

Exercisable at March 23, 2012	4,152	$7.90	5.9	$25,457

Vested or expected to vest	7,509	$12.42	7.2	$26,987

        The total intrinsic value of options exercised was $3.9 million, $47.0 million and $6.2 million for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

        Awards that are vested or expected to vest take into consideration estimated forfeitures for awards not yet vested.

        The weighted-average grant date fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	March 23, 2012	March 25, 2011	March 26, 2010
Fair value of stock options granted	$11.39	$8.92	$6.05
Expected volatility	58%	57%	63%
Expected term (years)	6	6	6
Risk-free rate	2.0%	2.0%	2.9%
Expected dividends	—	—	—

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

        As of March 23, 2012, there was $31.7 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.8 years.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

Performance stock options

        Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the year ended March 25, 2011, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. There were no grants of performance stock options for the year ended March 23, 2012. Share-based compensation expense related to performance stock options was $1.7 million and $1.4 million for the years ended March 23, 2012 and March 25, 2011.

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

        A summary of our performance stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)
Outstanding at March 25, 2011	641	$16.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(52)	16.00

Outstanding at March 23, 2012	589	$16.00	8.3

        As of March 23, 2012, there was $2.4 million of total unrecognized compensation costs related to performance stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 1.3 years.

Restricted stock units

        The fair value of a restricted stock unit is equal to the closing price of our common stock on the grant date. The weighted-average grant date fair values of restricted stock units granted in the year ended March 23, 2012 was $20.53. The weighted-average grant date fair values of restricted stock units granted in the year ended March 25, 2011 was $20.78. Share-based compensation expense related to restricted stock units was $1.7 million and $0.7 million for the years ended March 23, 2012 and March 25, 2011, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The following summarizes select information regarding our restricted stock units during the year ended March 23, 2012:

(in thousands, except grant date fair value data)	Units	Weighted- average grant date fair value
Nonvested at March 25, 2011	36	$23.31
Granted	174	20.53
Vested	(57)	17.82
Forfeited	—	—

Nonvested at March 23, 2012	153	$21.81

        As of March 23, 2012, there was $2.6 million of total unrecognized compensation costs related to restricted stock units granted which is expected to be recognized over the remaining weighted-average period of 2.0 years.

        The total fair values of restricted stock units that vested was $1.0 million and $0.7 million for the years ended March 23, 2012 and March 25, 2011, respectively. Restricted stock units were not granted in the year ended March 26, 2010.

10. Income taxes

        The income tax provision from continuing operations consists of the following:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Current income tax provision
Federal	$—	$—	$—
State	119	87	78
Foreign	4,948	4,187	2,538

	5,067	4,274	2,616
Deferred income tax benefit
Federal	—	—	—
State	—	—	—
Foreign	38	(2)	64

Total income tax provision from continuing operations	$5,105	$4,272	$2,680

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        Income (loss) from continuing operations before income taxes consisted of the following:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Domestic	$37,600	$(5,749)	$(41,405)
Foreign	4,530	3,196	4,336

Total	$42,130	$(2,553)	$(37,069)

        Significant components of our deferred tax balances are as follows:

(in thousands)	March 23, 2012	March 25, 2011
Deferred tax assets:
Net operating loss carryforwards	$30,668	$25,622
Deferred revenue	4,503	6,986
Motion picture exhibitor options	—	3,605
Accruals, reserves and allowances	4,163	9,197
Share-based compensation	8,006	4,441
Intangible assets	825	454
Foreign tax credit carryovers	8,031	4,913
Other	1,918	1,610

Total deferred tax assets	$58,114	$56,828
Deferred tax liabilities
Fixed assets	$(18,579)	$(9,493)
Intangible assets	—	—
Partnership interest	(154)	(358)
Unbilled receivables	(5,371)	(3,782)
Other	(116)	(76)

Total deferred tax liabilities	$(24,220)	$(13,709)
Valuation allowance	(33,994)	(43,181)

Net deferred tax liabilities	$(100)	$(62)

        Due to the uncertainties surrounding the timing and realization of the benefits from our tax attributes in future tax returns, we have placed a valuation allowance against primarily all of our otherwise recognizable net deferred tax assets as of March 23, 2012, March 25, 2011 and March 26, 2010. As a result, we increased our valuation allowance through the operating statement as follows:

(in thousands)	March 23, 2012	March 25, 2011
Through continuing operations	$(9,187)	$4,986

Net deferred tax liabilities	$(9,187)	$4,986

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        The income tax provision from continuing operations differs from the amount computed by applying the U.S. statutory federal income tax rate of 34.0% to the pretax loss as a result of the following differences:

	Year ended
	March 23, 2012	March 25, 2011	March 26, 2010
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.6%	(1.2)%	4.2%
Foreign tax rate differential	0.5%	11.3%	0.1%
LLC income minority interest not taxed	(0.1)%	7.2%	(0.8)%
Revaluation of deferred taxes due to changes in effective income tax rates	(1.4)%	(13.7)%	(0.6)%
Research tax credits	0.0%	25.20%	—
Permanent differences and other	(0.7)%	(35.0)%	(0.2)%
Change in valuation allowance	(21.8)%	(195.4)%	(43.9)%

Total tax benefit	12.1%	(167.7)%	(7.2)%

        As of March 23, 2012, we had net operating loss carryforwards of approximately $142.4 million for federal and $68.6 million for state purposes. Federal and state net operating loss carryforwards begin to expire in year 2012 and 2020, respectively. As of March 23, 2012 we had foreign tax credit carryforwards of approximately $8.0 million for federal income tax purposes that begin to expire in the year 2019. Our ability to utilize net operating loss carryforwards are generally limited and may become limited further in the event that a change in ownership occurs, as defined in the Internal Revenue Code.

        We recognize excess tax benefits associated with share-based compensation and motion picture exhibitor options to stockholders' equity only when realized. As of March 23, 2012, we have approximately $23.3 million of unrealized excess tax benefits associated with share-based compensation and exhibitor options. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

        On April 1, 2009, we adopted accounting for uncertain tax positions pursuant to ASC 740, Income Taxes. As a result of adoption, we recorded a reduction of our deferred tax assets of approximately $0.1 million with a corresponding decrease to our valuation allowance.

        The following table summarized the activity related to our unrecognized tax benefits (in thousands):

Balance as of March 25, 2011	$346
Increases related to prior year tax positions	—
Increase related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Settlements	—

Balance as of March 23, 2012	$346

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

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

        Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 23, 2012, amounts for accrued interest and penalties associated with uncertain tax positions were not significant.

        As of March 23, 2012, unremitted earnings of the subsidiary outside of the United States were approximately $9.4 million, on which no United States taxes had been provided. Our current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

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

        In conjunction with the November 2007 disposition of ColorLink Japan, we entered into a Technology and License Agreement with the previous noncontrolling interest owner of ColorLink Japan, and ColorLink Japan granting the parties certain exclusive and non-exclusive rights to make, use and sell designated inventions. As consideration for the grant of these rights, the parties have agreed to pay a royalty equal to 8.0% of revenue earned on the sale of the licensed products. Royalties earned in the year ended March 23, 2012 totaled $2.4 million, of which $0.3 million remained due and outstanding as of March 23, 2012. Royalties earned in the year ended March 25, 2011 totaled $5.9 million, of which $0.2 million remained due and outstanding as of March 25, 2011. Royalties earned in the year ended March 26, 2010 totaled $0.8 million, of which $0.2 million remained due and outstanding as of March 26, 2010.

        In addition, we purchased inventory from the previous noncontrolling interest owner of ColorLink Japan. Inventory amounts purchased totaled $7.0 million and $13.5 million for the years ended March 23, 2012 and March 25, 2011, respectively. As of March 23, 2012 and March 25, 2011, we owed the previous noncontrolling interest owner of ColorLink Japan $0.9 million and $1.4 million, respectively. Amounts purchased from us by the noncontrolling interest owner of ColorLink Japan in the year ended March 23, 2012 totaled $3.6 million of which $1.5 million remained outstanding. A principal of the previous noncontrolling interest owner of ColorLink Japan owns less than 5% share of our common stock.

RealD Inc.

Notes to consolidated financial statements (Continued)

11. Related-party transactions (Continued)

        During the year ended March 25, 2011, we purchased digital projectors from the noncontrolling interest owner of our subsidiaries totaling $0.8 million. Of this amount, $0.5 million was paid upfront and $0.3 million was financed as long-term debt.

        During the years ended March 25, 2011 and March 26, 2010 we paid a $0.2 million and $0.4 million management fee to the holder of our Series C mandatorily redeemable convertible preferred stock, respectively. Upon the closing of our IPO in July 2010, our obligation to pay this management fee ceased.

        On May 19, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a current director and who previously served as our president. Pursuant to the terms of the separation agreement, Mr. Greer will receive the following benefits: (i) cash severance of $450,000 paid in ten equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer's salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which will remain exercisable for 6 months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date. A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration. The incremental compensation cost resulting from the modifications totaled $0.9 million for the year ended March 23, 2012. We entered into a consulting agreement with Mr. Greer pursuant to which Mr. Greer will be paid $275,000 per year commencing as of July 16, 2011. The consulting agreement with Mr. Greer expires on July 16, 2012 (unless earlier terminated). During the year ended March 23, 2012, we paid $0.2 million pursuant to the separation agreement and $0.1 million pursuant to the consulting agreement.

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

        Our top 10 customers with an accounts receivable balance represented approximately 45% and 52% of our net accounts receivable as of March 23, 2012 and March 25, 2011, respectively. Our top 10 customers accounted for approximately 46%, 50% and 70% of our revenue for the years ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

12. Segment and geographic information (Continued)

        Our customers with revenues of 10% or greater of total revenues are presented below for the periods indicated:

Percentage of net revenue
Year ended March 26, 2010
Customer A	13%
Customer B	12%
Customer C	—
Customer D	—
Customer E	10%
Customer F	—

        No individual customer accounted for greater than 10% of our revenues during the years ended March 23, 2012 and March 25, 2011.

Geographic information

        Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	March 26, 2010
Domestic (United States and Canada)	$126,151	$91,259	$62,488
International	120,477	154,877	87,358

Total revenues	$246,628	$246,136	$149,846

        Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	March 25, 2011	March 25, 2011
Domestic (United States and Canada)	$105,851	$101,563
International	48,964	39,027

Total long-lived tangible assets	$154,815	$140,590

RealD Inc.

Notes to consolidated financial statements (Continued)

13. Quarterly financial data (unaudited)

	Three months ended
(dollars in thousands, except per share data)	March 23, 2012	December 23, 2011	September 23, 2011	June 24, 2011
Net revenue	$50,047	$49,026	$87,995	$59,560
Gross profit	26,895	23,954	42,522	35,319
Net income	5,683	2,763	19,177	9,402
Net income attributable to RealD Inc. common stockholders	$5,536	$2,833	$18,905	$9,595
Earnings per common share:
Basic	$0.10	$0.05	$0.35	$0.18
Diluted	$0.10	$0.05	$0.33	$0.17

	Three months ended
(dollars in thousands, except per share data)	March 25, 2011	December 24, 2010	September 24, 2010	June 25, 2010
Net revenue	$58,514	$57,780	$65,322	$64,520
Gross profit	29,877	6,138	13,823	17,902
Net income (loss)	4,305	(16,768)	(4,214)	9,852
Net income (loss) attributable to RealD Inc. common stockholders	$4,467	$(16,587)	$(5,123)	$2,946	(1)
Earnings (loss) per common share:
Basic	$0.09	$(0.34)	$(0.12)	$0.12
Diluted	$0.08	$(0.34)	$(0.12)	$0.09

(1)
Includes undistributed earnings attributable to preferred stockholders of $2.0 million.

14. Subsequent events (unaudited)

        In April 2012, we received proceeds of $2.5 million for the sale of digital projectors to certain of our motion picture exhibitors which closed in March 2012.

        We recently entered into a secured credit facility agreement with City National to provide us with:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75,000,000 (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50,000,000 (the "Term Loan Facility")

        The Revolving Facility and the Term Loan Facility replaced pre-existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        Our obligations under our secured credit facility are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics").

RealD Inc.

Notes to consolidated financial statements (Continued)

14. Subsequent events (unaudited) (Continued)

        Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        On April 20, 2012, we announced that our board of directors had approved an authorization for the Company to repurchase up to $50 million of RealD common stock. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company's stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 23, 2012.

        Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        Our independent registered public accounting firm, Ernst & Young LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of March 23, 2012. Ernst & Young LLP's report is included in this annual report below.

Inherent Limitations on Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended March 23, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited RealD Inc.'s (the "Company") internal control over financial reporting as of March 23, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RealD Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, RealD Inc. maintained, in all material respects, effective internal control over financial reporting as of March 23, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealD Inc. as of March 23, 2012 and March 25, 2011, and related consolidated statements of operations, changes in mandatorily redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended March 23, 2012 of RealD Inc. and our report dated May 31, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
May 31, 2012

Item 9B.    Other information

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings "Compensation Discussion and Analysis".

PART III

Item 10.    Directors, executive officers and corporate governance

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings "Proposal One—Election of Class II Directors," "Corporate Governance," and "Security Ownership of Management and Certain Beneficial Owners—Section 16(a) beneficial ownership reporting compliance".

Item 11.    Executive compensation

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings "Compensation Discussion and Analysis," "Board structure—Compensation committee interlocks and insider participation," and "Compensation Committee Report".

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information".

Item 13.    Certain relationships and related transactions, and director independence

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings "Board Structure—Director Independence," "Compensation Discussion and Analysis—Executive employment agreements," "Proposal One—Election of Class II Directors," and "Corporate Governance".

Item 14.    Principal accounting fees and services

        Information required by this Item is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings "Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm for Fiscal Year 2013".

 PART IV

Item 15.    Exhibit and financial statement schedules

(a)
The following documents are filed as part of or are included in this Annual Report on Form 10-K:

(1)
Financial Statements

    See Index to Consolidated Financial Statements on page 73 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

    Financial Statement Schedule II:    Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Annual Report Form 10-K. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to cost and expenses	Other Adjustments/ Deductions(1)	Balance at end of period
Allowance for doubtful accounts and customer credits:
Year ended March 23, 2012	$6,803	$—	$(2,579)	$4,224
Year ended March 25, 2011	$1,201	$5,432	$170	$6,803
Year ended March 26, 2010	$647	$816	$(262)	$1,201
Deferred tax valuation allowance:
Year ended March 23, 2012	$43,181	$—	$(9,187)	$33,994
Year ended March 25, 2011	$38,195	$4,986	$—	$43,181
Year ended March 26, 2010	$21,857	$16,338	$—	$38,195

(1)
Other adjustments and deductions primarily consist of adjustments to deferred revenue and write-offs of amounts previously charged to the provision.
  (3)
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

RealD Inc. (Registrant)
May 31, 2012	By:	/s/ MICHAEL V. LEWIS Michael V. Lewis Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL V. LEWIS Michael V. Lewis	Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2012
/s/ ANDREW A. SKARUPA Andrew A. Skarupa	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 31, 2012
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	May 31, 2012
/s/ RICHARD L. GRAND-JEAN Richard L. Grand-Jean	Director	May 31, 2012

Signature	Title	Date

/s/ JOSHUA GREER Joshua Greer	Director	May 31, 2012
/s/ SHERRY LANSING Sherry Lansing	Director	May 31, 2012
/s/ DAVID HABIGER David Habiger	Director	May 31, 2012
/s/ P. GORDON HODGE P. Gordon Hodge	Director	May 31, 2012
/s/ JAMES CAMERON James Cameron	Director	May 31, 2012

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 28, 2011

3.2		Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 28, 2011

4.1		Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2		Amended and Restated Investors' Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3		Amendment and Agreement to Amended and Restated Investors' Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 28, 2010

4.4		Side letter, dated June 25, 2010, to Amended and Restated Investors' Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 28, 2010

10.1	#	2004 Amended and Restated Stock Incentive Plan.	S-1/A	333-165988	10.1	June 28, 2010

10.2	#	Form of Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.	S-1	333-165988	10.2	April 9, 2010

10.3	#	2010 Stock Incentive Plan.	S-1/A	333-165988	10.3	June 28, 2010

10.4	#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.4	June 28, 2010

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.5	#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the executive officers and the registrant.	S-1/A	333-165988	10.5	June 28, 2010

10.6	#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.6	June 28, 2010

10.7	#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the executive officers and the registrant.	S-1/A	333-165988	10.7	June 28, 2010

10.8	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the non-employee directors and the registrant.	S-1/A	333-165988	10.8	June 28, 2010

10.9	#	Employment Agreement, dated May 25, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.9	June 28, 2010

10.10	#	Employee Invention Assignment and Confidentiality Agreement dated May 25, 2010 between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.10	June 28, 2010

10.11	#	Indemnification Agreement, dated April 8, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.11	May 26, 2010

10.12	#	Form of Separation Agreement and General Release of Claims between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.12	May 26, 2010

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.13	#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-165988	10.13	April 9, 2010

10.14	+	Real D System License Agreement (U.S. 2008), dated October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.14	June 28, 2010

10.15	+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated, October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.15	May 10, 2010

10.16	+	Amended and Restated Real D System License Agreement (U.S. 2009), dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.16	June 28, 2010

10.17	+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.17	May 10, 2010

10.18	+	Second Amended and Restated RealD System License Agreement (2010), dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.18	June 28, 2010

10.19		Operating Agreement of Digital Link II, LLC, dated March 2, 2007.	S-1/A	333-165988	10.19	May 10, 2010

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.20	+	RealD Inc. Amended and Restated Nonqualified Stock Option Grant and RealD Inc. Amended and Restated Stock Option Agreement, both dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.24	May 10, 2010

10.21	#	Director Offer Letter and Consent, dated May 17, 2010, by and between P. Gordon Hodge and the registrant.	S-1/A	333-165988	10.25	May 26, 2010

10.22	#	Employment Agreement, dated May 25, 2010, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.27	June 28, 2010

10.23	#	Employment Agreement, dated May 25, 2010, between Joshua Greer and the registrant.	S-1/A	333-165988	10.28	June 28, 2010

10.24	#	Employment Agreement, dated May 25, 2010, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.29	June 28, 2010

10.25	#	Employment Agreement, dated May 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.30	June 28, 2010

10.26	#	Form of Separation Agreement and General Release of Claims between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto and Robert Mayson.	S-1/A	333-165988	10.31	May 26, 2010

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.27	#	Form of Employee Invention Assignment and Confidentiality Agreement between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto, Robert Mayson and other non-executive employees.	S-1/A	333-165988	10.32	May 26, 2010

10.28	#	Employment Agreement, dated January 21, 2010, between Craig Gatarz and the registrant.	S-1/A	333-165988	10.33	May 26, 2010

10.29		Credit and Security Agreement, dated June 24, 2010, by and between City National Bank and the registrant.	S-1/A	333-165988	10.34	June 28, 2010

10.30	#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.35	June 28, 2010

10.31	#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.36	June 28, 2010

10.32	#	Employment Agreement, dated February 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.37	May 26, 2010

10.33	#	Employment Agreement, dated November 5, 2008, between Robert Mayson and RealD Europe Limited.	S-1/A	333-165988	10.38	May 26, 2010

10.34	#	Director Offer Letter and Consent, dated May 20, 2010, by and between Sherry Lansing and the registrant.	S-1/A	333-165988	10.39	May 26, 2010

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.35	#	Director Offer Letter and Consent, dated May 17, 2010, by and between Frank J. Biondi, Jr. and the registrant.	S-1/A	333-165988	10.40	May 26, 2010

10.36	#	Director Offer Letter and Consent, dated May 17, 2010, by and between Richard Grand-Jean and the registrant.	S-1/A	333-165988	10.41	May 26, 2010

10.37	#	Director Offer Letter and Consent, dated May 20, 2010, by and between James Cameron and the registrant.	S-1/A	333-165988	10.42	June 28, 2010

10.38	#	2010 Management Incentive Plan.	S-1/A	333-165988	10.43	June 28, 2010

10.39	#	Employment Agreement, dated October 18, 2010, between Craig Gatarz and the registrant.	S-1	333-170766	10.39	November 22, 2010

10.40	+	First Amendment to Real D System License Agreement (U.S. 2008), dated as of January 26, 2011, by and between RealD Inc. and Regal Cinemas, Inc.	8-K	001-34818	10.1	January 27, 2011

10.41		First Amendment to Credit and Security Agreement, dated as of April 5, 2011, between RealD, Inc. and City National Bank.	8-K	001-34818	10.1	April 8, 2011

10.42		Continuing Guaranty, dated as of April 5, 2011, executed by ColorLink Inc. in favor of City National Bank.	8-K	001-34818	10.2	April 8, 2011

10.43		Continuing Guaranty, dated as of April 5, 2011, executed by Stereographics Corporation in favor of City National Bank.	8-K	001-34818	10.3	April 8, 2011

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.44	#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.44	June 9, 2011

10.45	#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.45	June 9, 2011

10.46	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the executive officers and the registrant.	10-K	001-34818	10.46	June 9, 2011

10.47	+	First Amendment to Amended and Restated RealD System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between Cinemark USA, Inc. and the registrant.	8-K	001-34818	10.1	July 21, 2011

10.48	+	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between American Multi-Cinema, Inc. and the registrant.	S-1	333-165988	10.48	April 9, 2010

10.49	#	RealD 2011 Employee Stock Purchase Plan.	8-K	001-34818	10.1	August 1, 2011

10.50		Second Amendment to Credit and Security Agreement, dated as of December 6, 2011, between City National Bank and the registrant, acknowledged by each of ColorLink, Inc. and Stereographics Corporation.	8-K	001-34818	10.1	December 8, 2011

10.51	#	Employment Agreement, dated April 18, 2012, between Robert Mayson and the registrant.	8-K	001-34818	10.1	April 18, 2012

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.52	#	Secondment Letter, dated April 18, 2012, by and between Robert Mayson and the registrant.	8-K	001-34818	10.2	April 18, 2012

10.53	+	Credit Agreement, dated as of April 19, 2012, among City National Bank, U.S. Bank National Association, HSBC Bank USA, N.A., the lenders party thereto and the registrant.	8-K/A	001-34818	10.1	April 25, 2012

10.54		General Continuing Guaranty, dated as of April 19, 2012, executed by Stereographics Corporation and ColorLink Inc. in favor of City National Bank and the lenders party to the Credit Agreement, dated as of April 19, 2012.	8-K/A	001-34818	10.2	April 25, 2012

10.55	+	Security Agreement, dated as of April 19, 2012, among Stereographics Corporation, ColorLink Inc., City National Bank and the registrant.	8-K/A	001-34818	10.3	April 25, 2012

21.1		List of significant subsidiaries of the registrant.					X

23.1		Consent of Independent Registered Public Accounting Firm.					X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

+
Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

#
Indicates management contract or compensatory plan, contract, or agreement.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.