Form 10-Q
period 2012-06-22
RealD Inc.
filed 2012-07-31
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 22, 2012

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
Yes  ☐    No  ☒

On July 26, 2012, the registrant had 54,719,717 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
June 22, 2012

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	June 22,	March 23,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,525	$24,894
Accounts receivable, net	58,734	59,212
Inventories	22,012	40,577
Deferred costs – eyewear	1,280	932
Prepaid expenses and other current assets	2,846	2,630
Total current assets	130,397	128,245
Property and equipment, net	14,543	12,713
Cinema systems, net	137,648	141,024
Digital projectors, net-held for sale	1,035	1,078
Goodwill	10,657	10,657
Other intangibles, net	1,704	1,746
Deferred income taxes	3,049	3,049
Other assets	5,505	3,663
Total assets	$304,538	$302,175

Liabilities and equity
Current liabilities:
Accounts payable	$17,507	$22,617
Accrued expenses and other liabilities	25,010	28,870
Deferred revenue	9,258	7,201
Income taxes payable	4,254	1,121
Deferred income taxes	3,094	3,149
Total current liabilities	59,123	62,958
Credit facility agreement	25,000	25,000
Deferred revenue, net of current portion	13,428	13,920
Other long-term liabilities, customer deposits and virtual print fee liability	2,871	2,691

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 54,709 and 54,561 shares issued and outstanding at June 22, 2012 and March 23, 2012, respectively	315,043	309,894
Accumulated deficit	(109,732)	(112,711)
Treasury stock, at cost, 134 shares at June 22, 2012	(1,586)	–
Total RealD Inc. stockholders’ equity	203,725	197,183
Noncontrolling interest	391	423
Total equity	204,116	197,606

Total liabilities and equity	$304,538	$302,175

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended
	June 22,	June 24,
	2012	2011

Revenue:
License	$41,189	$35,711
Product and other	26,989	23,849
Total revenue	68,178	59,560
Cost of revenue:
License	10,013	6,416
Product and other	26,820	17,825
Total cost of revenue	36,833	24,241
Gross profit	31,345	35,319
Operating expenses:
Research and development	4,898	4,645
Selling and marketing	6,895	7,229
General and administrative	11,262	8,430
Total operating expenses	23,055	20,304
Operating income	8,290	15,015
Interest expense, net	(313)	(211)
Other loss	(353)	(150)
Income before income taxes	7,624	14,654
Income tax expense	4,677	5,252
Net income	2,947	9,402
Net loss attributable to noncontrolling interest	32	193
Net income attributable to RealD Inc. common stockholders	$2,979	$9,595

Earnings per common share:
Basic	$0.05	$0.18
Diluted	$0.05	$0.17

Shares used in computing earnings per common share:
Basic	54,676	53,955
Diluted	56,643	57,781

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Three months ended
	June 22,	June 24,
	2012	2011
Cash flows from operating activities
Net income	$2,947	$9,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,850	6,098
Deferred income tax	(55)	(178)
Non-cash interest expense	104	133
Non-cash stock compensation	4,282	2,899
Impairment of long-lived assets	1,574	118
Changes in operating assets and liabilities:
Accounts receivable	(1,996)	361
Inventories	18,565	(6,398)
Prepaid expenses and other current assets	173	774
Deferred costs - eyewear	(348)	(2,186)
Other assets	(1,064)	(1,965)
Accounts payable	(5,114)	(6,165)
Accrued expenses and other liabilities	(3,964)	(9,285)
Other long-term liabilities, customer deposits and virtual print fee liability	180	1,195
Income taxes receivable/payable	3,133	4,202
Deferred revenue	1,565	2,921
Net cash provided by operating activities	27,832	1,926

Cash flows from investing activities
Purchases of property and equipment	(2,745)	(684)
Purchases of cinema systems and related components	(5,044)	(24,180)
Proceeds from sale of digital projectors	2,474	–
Net cash used in investing activities	(5,315)	(24,864)

Cash flows from financing activities
Repayments of long-term debt	–	(594)
Proceeds from credit agreement - revolving credit facility	–	30,000
Repayments on credit agreement - revolving credit facility	(25,000)	(5,000)
Proceeds from credit agreement - term loan facility	25,000	–
Payments of debt issuance costs	(1,167)	–
Proceeds from exercise of stock options	565	395
Proceeds from employee stock purchase plan	302	–
Proceeds from exercise of warrants	–	90
Proceeds from exercise of motion picture exhibitor options	–	3
Purchases of treasury stock	(1,586)	–
Net cash (used) provided by financing activities	(1,886)	24,894
Net increase in cash and cash equivalents	20,631	1,956
Cash and cash equivalents, beginning of year	24,894	16,936
Cash and cash equivalents, end of year	$45,525	$18,892

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc., including its subsidiaries (“RealD”), is a global licensor of stereoscopic 3D technologies.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 23, 2012.

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

2. Summary of significant accounting policies

Accounting period

Our fiscal year consists of four 13-week periods for a total of 52 weeks. The fiscal year for 2013 will end on March 22, 2013.

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

Earnings per share of common stock

Basic earnings per share of common stock is computed by dividing the net income attributable to RealD Inc. common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income attributable to RealD Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

The calculation of the basic and diluted income per share of common stock for the three months ended June 22, 2012 and June 24, 2011 was as follows:

	Three months ended
	June 22,	June 24,
(in thousands, except per share data)	2012	2011
Numerator:
Net income	$2,947	$9,402
Net loss attributable to noncontrolling interest	32	193
Net income attributable to RealD Inc. common stockholders	$2,979	$9,595

Denominator:
Weighted-average common shares outstanding (basic)	54,676	53,955
Effect of dilutive securities	1,967	3,826
Weighted-average common shares outstanding (diluted)	56,643	57,781

Earnings per common share:
Basic	$0.05	$0.18
Diluted	$0.05	$0.17

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted income per common share for the three months ended June 22, 2012 and June 24, 2011 was as follows:

	Three months ended
	June 22,	June 24,
(in thousands)	2012	2011
Options and warrants to purchase common stock	5,435	102

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of June 22, 2012, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling an aggregate of $1.6 million. As of June 22, 2012 and March 23, 2012, the carrying amounts of our foreign currency forward contracts were not significant and were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data.  For both the three months ended June 22, 2012 and June 24, 2011, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.4 million and $4.2 million as of June 22, 2012 and March 23, 2012, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of both June 22, 2012 and March 23, 2012, the inventory reserve as a result of our net realizable value analyses was $0.6 million.

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

For the three months ended June 22, 2012 and June 24, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.6 million and $0.1 million, respectively.

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

License revenue

License revenue is accounted for as an operating lease. License revenue is primarily derived under a per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.3 million and $1.8 million for the three months ended June 22, 2012 and June 24, 2011, respectively.

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the consolidated statements of equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material impact on our consolidated financial statements.

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

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	June 22,	March 23,
(in thousands)	2012	2012
RealD Cinema Systems	$186,833	$184,197
Digital projectors - held for sale	1,843	1,843
Leasehold improvements	7,363	4,325
Machinery and equipment	6,693	6,641
Furniture and fixtures	12	12
Computer equipment and software	2,904	2,788
Construction in process	2,901	3,364
Total	$208,549	$203,170
Less accumulated depreciation	(55,323)	(48,355)
Property and equipment, RealD Cinema Systems and digital projectors, net	$153,226	$154,815

Depreciation expense amounted to $7.8 million and $6.1 million for the three months ended June 22, 2012 and June 24, 2011, respectively.

We receive virtual print fees (“VPFs”) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $0.3 million as of both June 22, 2012 and March 23, 2012.

During the three months ended June 22, 2012, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.

For the three months ended June 22, 2012 and June 24, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.6 million and $0.1 million, respectively.

4. Borrowings

Credit facility agreement

On April 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with City National Bank, a national banking association (“City National”). Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•                  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”).

The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge and amortized over the contractual life of the agreement.

Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), and Stereographics Corporation, a California corporation (“Stereographics”). In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the “Guaranty”) in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents.  In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

The Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 22, 2012, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

The revolving credit facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%).

As of June 22, 2012, there was $25.0 million in borrowings outstanding under the Credit Agreement which bears interest at approximately 3.25%. As of March 23, 2012, there was $25.0 million in borrowings outstanding under our prior revolving and term loan facility. Interest expense related to our borrowings under our Credit Agreement was $0.3 million for the three months ended June 22, 2012. Interest expense related to our borrowings under our prior revolving and term loan facility was $0.2 million for the three months ended June 24, 2011.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $5.7 million at June 22, 2012 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

6. Share-based compensation

We account for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of share-based payment awards granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for all share-based arrangements for the three months ended June 22, 2012 and June 24, 2011 was as follows:

	Three months ended
	June 22,	June 24,
(in thousands)	2012	2011
Share-based compensation
Cost of revenue	$177	$65
Research and development	430	397
Selling and marketing	1,337	911
General and administrative	2,338	1,526
Total	$4,282	$2,899

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. During the three months ended June 22, 2012, we granted 1.7 million stock options at a weighted average grant date fair value of $6.33 per share. For the three months ended June 22, 2012 and June 24, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $3.3 million and $2.1 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For both the three months ended June 22, 2012 and June 24, 2011, share-based compensation expense related to performance stock options was $0.5 million.

Restricted stock units vest over one to four years. For the three months ended June 22, 2012, we granted 0.1 million restricted stock units at a weighted average grant date fair value of $11.34 per restricted stock unit. For the three months ended June 22, 2012 and June 24, 2011, share-based compensation expense related to restricted stock units was $0.5 million and $0.3 million, respectively.

7. Income taxes

Our income tax expense for the three months ended June 22, 2012 and June 24, 2011 was $4.7 million and $5.3 million, respectively. We have net operating loss carryforwards that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of June 22, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

8. Equity

A summary of the changes in total equity for the three months ended June 22, 2012 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	equity	interest	equity
Balance, March 23, 2012	$197,183	$423	$197,606
Share-based compensation	4,282	-	4,282
Exercise of stock options	565	-	565
Purchase and distribution of stock under employee stock purchase plan	302	-	302
Purchases of treasury stock	(1,586)	-	(1,586)
Comprehensive income:
Net income (loss)	2,979	(32)	2,947
Total comprehensive income			2,947
Balance, June 22, 2012	$203,725	$391	$204,116

On April 20, 2012, we announced that our board of directors had approved an authorization for the Company to repurchase up to $50 million of RealD common stock. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors on April 20, 2012, we repurchased a total of 133,987 shares of common stock for an aggregate cost of, including sales commissions, of $1.6 million during the three months ended June 22, 2012.

9. Related-party transactions

On May 19, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a former director and executive officer of the Company. Pursuant to the terms of the separation agreement, Mr. Greer will receive the following benefits: (i) cash severance of $450,000 paid in ten equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer’s salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which will remain exercisable for 6 months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date.  A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration.  We entered into a consulting agreement with Mr. Greer pursuant to which Mr. Greer will be paid $275,000 per year commencing as of July 16, 2011.  The consulting agreement with Mr. Greer expired on July 16, 2012. On June 21, 2012, Mr. Greer notified us of his resignation from our board of directors to be effective on July 16, 2012 upon the expiration of the consulting agreement.

For the three months ended June 22, 2012 we paid Mr. Greer $0.2 million pursuant to his separation agreement and $0.1 million pursuant to his consulting agreement.

We entered into a consulting agreement, effective as of May 29, 2012 (the “DCH Agreement”), with DCH Consultants LLC (“DCH”), an entity controlled by Mr. David Habiger. Mr. Habiger is a member of the Company’s Board of Directors, its nominating and corporate governance committee, and its compensation committee.

Pursuant to the DCH Agreement, DCH will provide certain consulting services regarding the application of one or more of our technologies in the consumer electronics industry, all as we and DCH may agree upon from time to time.  The DCH Agreement has a term of 4 months and DCH shall be entitled to receive aggregate fixed compensation of $20,000 per month during the term of the DCH Agreement. We have the right to extend the engagement for up to two additional months on the same terms, by providing DCH with 10 days written notice prior to the end of the original term.

For the three months ended June 22, 2012, we paid DCH $20,000 pursuant to the DCH Agreement.

10. Subsequent event

On July 24, 2012, the members of Digital Link II, a majority owned subsidiary of RealD, approved the distribution of $2.25 million to the members based on the membership interest of 55.6%, or $1.25 million, for RealD and 44.4%, or $1.0 million, for Ballantyne of Omaha, Inc., the other member of Digital Link II.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal 2013 ending March 22, 2013 as well their commercial success and consumer preferences; our relationships with consumer electronics manufacturers and our ability to generate substantial revenue from the licensing of our 3D technologies for use in the 3D consumer electronics market; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

•                  Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization, share-based compensation expense and exhibitor option expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see ‘‘—Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	June 22,	June 24,
(approximate numbers)	2012	2011
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	12,000	10,300
Total international RealD enabled screens	8,700	7,200
Total RealD enabled screens	20,700	17,500
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,700	2,500
Total international locations with RealD enabled screens	2,500	2,300
Total locations with RealD enabled screens	5,200	4,800
Number of 3D motion pictures (released during period)	10	8

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

Opportunities, trends and factors affecting comparability

We have rapidly evolved and expanded our business since we acquired ColorLink in March 2007. This expansion has included hiring most of our senior management team, acquiring and growing our research and development facilities in Boulder, Colorado, and building infrastructure to support our business. These investments in and changes to our business have allowed us to significantly increase our revenue and key business metrics. We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales and marketing presence in the United States, Europe, Asia, Latin America and other geographic regions, enhance and expand our technology and product offerings and pursue strategic acquisitions.

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of June 22, 2012, there were approximately 20,700 RealD-enabled screens worldwide as compared to approximately 17,500 RealD-enabled screens worldwide as of June 24, 2011, an increase of 3,200 RealD-enabled screens or 18%.  Based on the slate announcements by motion picture studios, we anticipate that approximately 37 3D motion pictures will be released worldwide in our fiscal year 2013, including sequels to successful major motion picture franchises, such as Men in Black, Madagascar, Spider-Man and Ice Age, as well as highly-anticipated original content such as The Avengers, Prometheus, Brave and The Hobbit.

Consumer electronics

We have recently made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part II, Pirates of the Caribbean 4, Thor, Kung Fu Panda 2, The Avengers, Brave, and The Amazing Spider-Man, is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended
	June 22,	June 24,
(in thousands)	2012	2011
Consolidated statements of operations data:
Net revenue	$68,178	$59,560
Cost of revenue	36,833	24,241
Gross margin	31,345	35,319
Operating expenses:
Research and development	4,898	4,645
Selling and marketing	6,895	7,229
General and administrative	11,262	8,430
Total operating expenses	23,055	20,304
Operating income	8,290	15,015
Interest expense, net	(313)	(211)
Other loss	(353)	(150)
Income before income taxes	7,624	14,654
Income tax expense	4,677	5,252
Net income	2,947	9,402
Net loss attributable to noncontrolling interest	32	193
Net income attributable to RealD Inc. common stockholders	$2,979	$9,595

Other data:
Adjusted EBITDA (1)	$23,169	$26,056

(1)    Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income, the comparable U.S. GAAP item, see “—Non-U.S. GAAP discussion.”

Three months ended June 22, 2012 compared to three months ended June 24, 2011

Revenue

	Three months ended
	June 22,	June 24,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue:
License revenue	$41,189	$35,711	$5,478	15%
Product and other	26,989	23,849	3,140	13%
Total net revenue	$68,178	$59,560	$8,618	14%

The increase in net revenue recorded during the three months ended June 22, 2012 compared to the three months ended June 24, 2011 was primarily due to an increase in net license revenues resulting from the increase in the box office of 3D motion pictures on RealD-enabled screens. The increase in product and other revenue was also primarily due to the resulting increase in the box office of 3D motion pictures on RealD-enabled screens. Our international markets comprised approximately 46% of total net revenue for the three months ended June 22, 2012 as compared to 52% for the three months ended June 24, 2011. The decrease in net revenues attributable to international markets was driven by decreases in purchases of RealD eyewear by international motion picture exhibitor customers.

For the three months ended June 22, 2012, there were nine motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended June 22, 2012 includes admission-based fees related to the following motion pictures: The Avengers ($12.8 million), Titanic 3D ($3.7 million), Men in Black III ($3.4 million), Wrath of the Titans ($3.2 million), Madagascar 3: Europe’s Most Wanted ($2.5 million), Prometheus ($1.7 million), The Lorax ($1.3 million), Ghost Rider 2: Spirit of Vengeance ($1.3 million) and The Pirates! Band of Misfits ($1.1 million).

For the three months ended June 24, 2011, there were four motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended June 24, 2011 includes admissions-based fees related to the following motion pictures: Pirates of the Caribbean: On Stranger Tides ($7.8 million), Thor ($5.8 million), Rio ($5.0 million) and Kung Fu Panda 2 ($3.5 million). Our net license revenue increased during the period as a result of the increased number of RealD-enabled screens and the box office generated by those 3D motion picture releases.

Net license revenues comprised 60% of total revenues for the three months ended June 22, 2012 and June 24, 2011. International license revenues comprised 56% of license revenues in the three months ended June 22, 2012 as compared to 58% for the three months ended June 24, 2011.

The increase in our product and other revenue in the three months ended June 22, 2012 as compared to the three months ended June 24, 2011, was primarily a result of an increase in the volume of RealD eyewear used in our domestic markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted primarily from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate. International product revenues comprised 31% of total product revenues in the three months ended June 22, 2012 as compared to 43% for the three months ended June 24, 2011. International product and other revenues were 36% and 51% of international license revenue for the three months ended June 22, 2012 and June 24, 2011, respectively.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage changes as a result of an expanding 3D motion picture slate and box office performance, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate or decline in future periods.

Cost of revenue

	Three months ended
	June 22,	June 24,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue	$68,178	$59,560	$8,618	14%
Cost of revenue:
License	10,013	6,416	3,597	56%
Product and other	26,820	17,825	8,995	50%
Total cost of revenue	$36,833	$24,241	$12,592	52%
Gross profit	$31,345	$35,319	$(3,974)	(11%)
Gross margin	46%	59%

For the three months ended June 22, 2012, our cost of revenue increased primarily due an increase in the volume of RealD eyewear usage and the product mix of eyewear, which includes the usage of recycled eyewear in our domestic markets. Cost of revenue increased, as a percentage of revenue, to 54% for the three months ended June 22, 2012, as compared to 41% for the three months ended June 24, 2011. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue increased $3.6 million quarter-over-quarter primarily as a result of a $1.5 million increase in impairment expense and a $1.4 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales for the three months ended June 22, 2012 and June 24, 2011 is depreciation expense of $6.9 million and $5.5 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 17% for the three months ended June 22, 2012 from 15% for the three months ended June 24, 2011.

Product and other gross profit decreased $5.9 million quarter-over quarter, primarily as a result of the increase in the volume of RealD eyewear and the lower mix of recycled eyewear that has much lower costs per pair than new eyewear. Product and other gross margin decreased to 1% for the three months ended June 22, 2012 as compared to 25% for the three months ended June 24, 2011.

Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $2.2 million for the three months ended June 22, 2012 and $1.6 million for the three months ended June 24, 2011, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating expenses

	Three months ended
	June 22,	June 24,	Amount	Percentage
(in thousands)	2012	2011	change	change
Research and development	$4,898	$4,645	$253	5%
Selling and marketing	6,895	7,229	(334)	-5%
General and administrative	11,262	8,430	2,832	34%
Total operating expenses	$23,055	$20,304	$2,751	14%

Research and development. Our research and development expenses increased by $0.3 million primarily due to an increase of $0.2 million in consultant fees and $0.1 million in depreciation expense, partially offset by a decrease of $0.1 million in outside service costs. We expect to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses decreased primarily due to the decrease of $0.2 million in advertising and marketing initiatives and $0.5 million in personnel costs, partially offset by an increase of $0.4 million in share-based compensation expense. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia and Latin America, as we build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to increases of $0.8 million in share-based compensation costs and $0.8 million in professional fees and $0.2 million in general foreign business taxes, $1.2 million in bad debt expense resulting from a larger reduction of our allowance for doubtful accounts during the quarter ended June 24, 2011 as compared to the quarter ended June 22, 2012, $0.3 million in travel and entertainment expenses, $0.2 million in occupancy costs and $0.2 million in depreciation to support the growth in our operations. These increases were partially offset by decreases of $0.1 million in personnel costs and $0.2 million in public company related expenses which includes listing, registration and issuance costs, as well as investor relations and compliance fees. Sales and use tax decreased $0.6 million and property tax decreased $0.1 million.

We expect to continue to incur additional general and administrative expenses as we continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Other

Interest expense, net.  Net interest expense for the three months ended June 22, 2012 and June 24, 2011 was $0.3 million and $0.2 million, respectively.

Income tax.  Our income tax expense for the three months ended June 22, 2012 was $4.7 million compared to $5.3 million for the three months ended June 24, 2011, primarily due to the differences in the effective tax rate estimates used. We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Seasonality and quarterly performance

Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer and early winter holiday periods generally will tend to show stronger box office performance and higher revenues due to the summer and holiday movie-going seasons, when many of the largest grossing films in any given year are typically released. By comparison, the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in this seasonal period. We expect to experience seasonal fluctuations in results of operations as a result of these trends. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part II, Item 1A below under the caption “Risk factors.”

Liquidity and capital resources

Since our inception and through June 22, 2012, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by revenue generated from the growing number of 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by increased working capital requirements associated with installing new RealD Cinema Systems, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, including system upgrades and replacements, changes in product offerings and new technology, we expect to supplement our liquidity needs primarily with borrowings under our Credit Agreement described below.

On April 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with City National Bank, a national banking association (“City National”). Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•                  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”).

The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

We intend to borrow additional amounts under our Credit Agreement facility to fund various growth initiatives, potentially including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our obligations under our Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), and Stereographics Corporation, a California corporation (“Stereographics”). In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the “Guaranty”) in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents.  In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

The Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%).

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 22, 2012, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of June 22, 2012, our primary sources of liquidity were our cash and cash equivalents of $45.5 million and funds available to be borrowed under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million and the Term Loan Facility of $50.0 million, of which $100.0 million was available for borrowing.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Three months ended
	June 22,	June 24,
(in thousands)	2012	2011
Operating activities	$27,832	$1,926
Investing activities	(5,315)	(24,864)
Financing activities	$(1,886)	$24,894

Cash flow from operating activities

Net cash inflows from operating activities during the three months ended June 22, 2012 primarily resulted from net income, decreases in inventories, partially offset by decreases in accounts payable and accrued expenses. Decreases in accounts payable and accrued expenses were related to timing of payments due to increased cash flow from operations.

Net cash inflows from operating activities during the three months ended June 24, 2011 primarily resulted from net income, partially offset by decreases in account payable and accrued expenses and increases in eyewear inventory. Eyewear inventories grew in anticipation of the upcoming 3D film slate and in order to support an increase in RealD Cinema Systems installations and admissions.

Cash flow from investing activities and capital resources

For both the three months ended June 22, 2012 and June 24, 2011, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the three months ended June 22, 2012, we received proceeds of $2.5 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $7.8 million for the three months ended June 22, 2012 and $24.9 million for the three months ended June 24, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Cash flow from financing activities

Net cash outflows from financing activities for the three months ended June 22, 2012 primarily resulted from payments of debt issuance costs of $1.2 million related to the completion of the Credit Agreement and $1.6 million in purchases of treasury stock.

Net cash inflows from financing activities for the three months ended June 24, 2011 primarily resulted from the proceeds from our prior revolving and term loan facility of $30.0 million partially offset by $5.0 million in repayments on our prior revolving and term loan facility.

On April 19, 2012, we entered into a Credit Agreement with City National to provide us with a Revolving Facility in a maximum amount not to exceed $75 million and a Term Loan Facility in a maximum amount not to exceed $50 million.

The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge and amortized over the contractual life of the agreement.

We intend to borrow additional amounts under the Credit Agreement to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink, Inc. and Stereographics Corporation.

Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 22, 2012, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of June 22, 2012, there was $25.0 million outstanding under the Credit Agreement and $100.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the three months ended June 22, 2012 and June 24, 2011, proceeds from employee stock option exercises were $0.9 million and $0.4 million, respectively. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

On April 20, 2012, we announced that our board of directors had approved an authorization for the Company to repurchase up to $50 million of RealD common stock. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors on April 20, 2012, we repurchased a total of 133,987 shares of common stock for an aggregate cost, including sales commissions, of $1.6 million during the three months ended June 22, 2012.

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

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization and share-based compensation expense, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three months ended June 22, 2012 and June 24, 2011:

	Three months ended
	June 22,	June 24,
(in thousands)	2012	2011

Net income	$2,947	$9,402
Add:
Interest expense, net	313	211
Income tax expense	4,677	5,252
Depreciation and amortization	7,850	6,098
Other loss (1)	353	150
Share-based compensation expense (2)	4,282	2,899
Impairment of assets and intangibles (3)	1,574	118
Sales and use tax (4)	853	1,490
Property tax (5)	320	436
Adjusted EBITDA	$23,169	$26,056

(1)          Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)          Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units to employees, officers and directors.

(3)          Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and identifiable intangibles.

(4)          Represents taxes incurred by us for cinema license and product revenue.

(5)          Represents property taxes on RealD Cinema Systems and digital projectors.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan, in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; in making compensation decisions, in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

•                  Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP. See also “Part II, Item 7: Management’s discussion and analysis of financial condition and results of operations “—Seasonality and quarterly performance.”

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

License revenue.  License revenue is accounted for as an operating lease. License revenue is primarily derived under a per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Share-based compensation

We account for share-based awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period.  We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of share-based awards granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for the three months ended June 22, 2012 and June 24, 2011 was as follows:

	Three months ended
	June 22,	June 24,
(in thousands)	2012	2011
Share-based compensation
Cost of revenue	$177	$65
Research and development	430	397
Selling and marketing	1,337	911
General and administrative	2,338	1,526
Total	$4,282	$2,899

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the three months ended June 22, 2012, we granted 1.7 million stock options at a weighted average grant date fair value of $6.33 per share.  For the three months ended June 22, 2012 and June 24, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $3.3 million and $2.1 million, respectively.

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

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For both the three months ended June 22, 2012 and June 24, 2011, share-based compensation expense related to performance stock options was $0.5 million.

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

Restricted stock units vest over one to four years. For the three months ended June 22, 2012, we granted 0.1 million restricted stock units at a weighted average grant date fair value of $11.34 per restricted stock unit. For the three months ended June 22, 2012 and June 24, 2011, share-based compensation expense related to restricted stock units was $0.5 million and $0.3 million, respectively.

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

For the three months ended June 22, 2012 and June 24, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.6 million and $0.1 million, respectively.

Deferred tax asset valuation and tax exposures

As of June 22, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the consolidated statements of equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material impact on our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At June 22, 2012, we had cash and cash equivalents of $45.5 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The revolving credit facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At June 22, 2012, we had $25.0 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 3.25%.

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

As of June 22, 2012, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling an aggregate of $1.6 million. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three months ended June 22, 2012 and June 24, 2011, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on June 22, 2012 would result in a $0.2 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.1 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 22, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the productions of Carmen and Madam Butterfly in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, the fact that Warner Brothers was unable to convert Harry Potter and the Deathly Hallows: Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

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

Our 3D technologies have only recently been made available to consumer electronics manufacturers, including JVC, Panasonic, Samsung, Sony Electronics, Toshiba and Vizio, as well as electronics component suppliers such as Broadcom, to enable 3D viewing on high definition televisions, laptops and other displays. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of our RDZ 3D display technology into LCD panels manufactured by Samsung, we subsequently learned that Samsung’s initiative to manufacture panels under the license agreement with us is no longer being pursued. To date, we have not generated revenue of any material significance from our arrangements with these and other consumer electronics manufacturers. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand for our 3D technologies and the income potential from 3D consumer electronics is unproven. In addition, because 3D consumer electronics technologies are new and quickly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends. We also may not be able to successfully address these risks on a timely basis or at all.

If consumer electronics manufacturers limit, delay or cease their use of our 3D technologies in high definition televisions, laptops and other displays or such products are not accepted by consumers, our potential growth will be significantly reduced.

We are dependent on consumer electronics manufacturers to use our RealD Display, active and passive eyewear and RealD Format technologies with their high definition televisions, laptops and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. For example, Samsung is no longer pursuing its initiative to manufacture LCD panels incorporating our RDZ 3D display technology under the license agreement we jointly announced in May 2011. Since 3D consumer electronics technologies are still emerging, it is unclear if consumers will widely adopt viewing 3D content in the home and elsewhere as an attractive alternative to the 2D viewing experience. In addition, our competitors in 3D consumer electronics technologies may offer consumers superior technology or lower prices which may reduce the demand for our RealD 3D-enabled consumer electronic devices. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies in their devices.

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

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures or stock repurchases, which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, we recently entered into a Credit Agreement with City National Bank, or City National, to increase our borrowing capacity to an aggregate of $125 million. We may draw on our credit facility in order to fund growth initiatives and repurchase our common stock. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under the Credit Agreement which will have a material and adverse effect on our business, results of operations and financial condition.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We recently entered into a Credit Agreement with City National to provide the Company with:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•                  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”).

The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), and Stereographics Corporation, a California corporation (“Stereographics”). In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the “Guaranty”) in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents.  In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

We intend to borrow additional amounts under the Credit Agreement to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms we can afford. The capital markets have recently experienced a high degree of volatility. To the extent that volatility in the capital markets continues, our access to capital may become limited and its borrowing costs may materially increase.

The Credit Agreement requires us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

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

Our outstanding indebtedness under the Credit Agreement was $25 million as of July 22, 2012. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

Our credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries.

Restrictions imposed by the Credit Agreement will limit or prohibit, among other things, our ability to:

•                  incur additional debt

•                  make certain investments or acquisitions

•                  enter into certain merger and consolidation transactions, and

•                  sell our assets other than in the ordinary course of business.

We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 49% in fiscal 2012, 55% in fiscal 2011, and 46% in fiscal 2010. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

•                  the timing of capital expenditures and expenses, including depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor’s premises (we expect capital expenditures to decrease, and depreciation expense to increase, as our RealD Cinema Systems business matures), digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs, and occupancy costs, which may increase significantly, even in quarters when we do not experience a similar growth in revenue;

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

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of July 26, 2012, our common stock has subsequently traded as high as $35.60 and as low as $7.85. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of July 26, 2012, we had 54,719,717 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of June 22, 2012, there were 10,065,799 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 1,351,459 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 23, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 18.88% of our outstanding common stock. Of this 18.88%, approximately 10.15% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 4.31% was beneficially owned by Joshua Greer, our co-founder and a member of our board of directors until July 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 20, 2012, we announced that our board of directors had approved an authorization for the Company to repurchase up to $50.0 million of RealD common stock. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors on April 20, 2012, we repurchased 133,987 shares of common stock for approximately $1.6 million under our stock repurchase plan from inception through June 22, 2012.

For the three-month period ended June 22, 2012, we repurchased approximately 133,987 million shares of common stock at an average price of $11.84 for an aggregate purchase price of approximately $1.6 million, all of which were made pursuant to our stock repurchase plan, as follows (unaudited):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands)
March 24, 2012 to April 20, 2012	-	$-	-	$50,000
April 21, 2012 to May 18, 2012	-	$-	-	$50,000
May 19, 2012 to June 22, 2012	133,987	$11.84	133,987	$48,414
Total	133,987	$11.84	133,987

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.

3.2(2)	Amended and Restated Bylaws as became effective on July 15, 2010.

4.1(3)	Form of specimen common stock certificate.

10.1(4)#	Employment Agreement, dated April 18, 2012, between Robert Mayson and RealD Inc.

10.2(5)#	Secondment Agreement, dated April 18, 2012, between Robert Mayson and RealD Inc.

10.3(6)†	Credit Agreement by and among RealD Inc., each lender from time to time party thereto and City National Bank, dated as of April 19, 2012.

10.4(7)

General Continuing Guaranty by ColorLink Inc. and Stereographics Corporation in favor of the lenders to Credit Agreement by and among RealD Inc., each lender from time to time party thereto and City National Bank, dated as of April 19, 2012.

10.5(8)†	Security Agreement by and among RealD Inc., ColorLink Inc., Stereographics Corporation and City National Bank, dated as of April 19, 2012.

10.6#	Consulting agreement by and among RealD Inc. and DCH Consultants LLC, effective as of May 29, 2012.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on July 28, 2011.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q on July 28, 2011.
(3)	Incorporated by reference to exhibit of same number filed with the Company’s Registration Statement on Form S-1/A (No. 333-165988) on May 26, 2010.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on April 18, 2012.
(5)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on April 18, 2012.
(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A on April 25, 2012.
(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A on April 25, 2012.
(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A on April 25, 2012.

†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Indicates management contract or compensatory plan, contract, or agreement.
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

Date: July 30, 2012