Form 10-Q
period 2012-09-21
RealD Inc.
filed 2012-10-29
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 21, 2012

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
Yes  ☐    No  ☒

On October 25, 2012, the registrant had 51,463,422 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
September 21, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	September 21,	March 23,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,238	$24,894
Accounts receivable, net	50,195	59,212
Inventories	14,850	40,577
Deferred costs – eyewear	558	932
Prepaid expenses and other current assets	3,696	2,630
Total current assets	94,537	128,245
Property and equipment, net	16,696	12,713
Cinema systems, net	131,691	141,024
Digital projectors, net-held for sale	1,002	1,078
Goodwill	10,657	10,657
Other intangibles, net	1,662	1,746
Deferred income taxes	3,049	3,049
Other assets	6,038	3,663
Total assets	$265,332	$302,175

Liabilities and equity
Current liabilities:
Accounts payable	$15,343	$22,617
Accrued expenses and other liabilities	29,154	28,870
Deferred revenue	8,924	7,201
Income taxes payable	1,570	1,121
Deferred income taxes	3,093	3,149
Total current liabilities	58,084	62,958
Credit facility agreement	12,500	25,000
Deferred revenue, net of current portion	12,485	13,920
Other long-term liabilities, customer deposits and virtual print fee liability	2,999	2,691

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 52,201 and 54,561 shares issued and outstanding at September 21, 2012 and March 23, 2012, respectively	320,071	309,894
Accumulated deficit	(140,140)	(112,711)
Total RealD Inc. stockholders’ equity	179,931	197,183
Noncontrolling interest	(667)	423
Total equity	179,264	197,606

Total liabilities and equity	$265,332	$302,175

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
	2012	2011	2012	2011

Revenue:
License	$34,976	$51,981	$76,165	$87,692
Product and other	20,010	36,014	46,999	59,863
Total revenue	54,986	87,995	123,164	147,555
Cost of revenue:
License	14,283	14,703	24,296	21,119
Product and other	23,049	30,770	49,869	48,595
Total cost of revenue	37,332	45,473	74,165	69,714
Gross profit	17,654	42,522	48,999	77,841
Operating expenses:
Research and development	4,592	3,755	9,490	8,400
Selling and marketing	5,924	6,466	12,819	13,695
General and administrative	12,189	9,792	23,451	18,222
Total operating expenses	22,705	20,013	45,760	40,317
Operating income (loss)	(5,051)	22,509	3,239	37,524
Interest expense, net	(288)	(272)	(601)	(483)
Other income (loss)	(21)	1,099	(374)	949
Income (loss) before income taxes	(5,360)	23,336	2,264	37,990
Income tax expense (benefit)	(1,129)	4,159	3,548	9,411
Net income (loss)	(4,231)	19,177	(1,284)	28,579
Net (income) loss attributable to noncontrolling interest	58	(272)	90	(79)
Net income (loss) attributable to RealD Inc. common stockholders	$(4,173)	$18,905	$(1,194)	$28,500

Earnings (loss) per common share:
Basic	$(0.08)	$0.35	$(0.02)	$0.53
Diluted	$(0.08)	$0.33	$(0.02)	$0.50

Shares used in computing earnings (loss) per common share:
Basic	53,915	54,343	54,314	54,151
Diluted	53,915	56,788	54,314	57,287

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Six months ended
	September 21,	September 23,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(1,284)	$28,579
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,936	13,152
Deferred income tax	(56)	(180)
Non-cash interest expense	157	133
Non-cash stock compensation	9,094	7,632
Gain on sale of digital projectors	–	(1,156)
Loss on disposal of property and equipment	44	–
Impairment of long-lived assets and related purchase commitments	5,901	7,828
Changes in operating assets and liabilities:
Accounts receivable	6,541	(3,086)
Inventories	25,720	(725)
Prepaid expenses and other current assets	(676)	150
Deferred costs - eyewear	374	(162)
Other assets	(1,598)	(1,822)
Accounts payable	(7,256)	(17,818)
Accrued expenses and other liabilities	(3,323)	(12,772)
Other long-term liabilities, customer deposits and virtual print fee liability	308	1,223
Income taxes receivable/payable	449	7,030
Deferred revenue	288	136
Net cash provided by operating activities	50,619	28,142

Cash flows from investing activities
Purchases of property and equipment	(6,266)	(1,993)
Purchases of cinema systems and related components	(6,664)	(38,011)
Proceeds from sale of digital projectors	2,474	3,999
Net cash used in investing activities	(10,456)	(36,005)

Cash flows from financing activities
Repayments of long-term debt	–	(2,311)
Proceeds from credit facility	25,000	30,000
Repayments on credit facility	(37,500)	(5,000)
Payments of debt issuance costs	(1,167)	–
Proceeds from exercise of stock options	782	479
Proceeds from employee stock purchase plan	301	–
Proceeds from exercise of warrants	–	271
Proceeds from exercise of motion picture exhibitor options	–	3
Purchases of treasury stock	(26,235)	–
Distributions to noncontrolling interests	(1,000)	–
Net cash (used) provided by financing activities	(39,819)	23,442
Net increase in cash and cash equivalents	344	15,579
Cash and cash equivalents, beginning of period	24,894	16,936
Cash and cash equivalents, end of period	$25,238	$32,515

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc., including its subsidiaries (“RealD”), is a global licensor of stereoscopic 3D technologies.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended March 23, 2012.

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

2. Summary of significant accounting policies

Accounting period

On October 29, 2012, the Company announced that it intended to change its accounting periods from the current configuration of four 13-week periods for a total of 52 weeks (with the current fiscal 2013 scheduled to end on March 22, 2013) to a calendar month end and calendar quarter end accounting period (with the proposed new fiscal 2013 scheduled to end on March 31, 2013). If adopted, this change in accounting period could commence in the current third quarter of fiscal 2013, with the Company’s third quarter of fiscal 2013 ending on December 31, and with subsequent quarters ending on March 31, June 30 and September 30. The Company’s fiscal year will continue to end in March, but would now end on March 31 instead of March 22.

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

Earnings (loss) per share of common stock

Basic income per share of common stock is computed by dividing the net income attributable to RealD Inc. common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share is computed by dividing income attributable to RealD Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested restricted stock units.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

The calculation of the basic and diluted earnings (loss) per share of common stock for the three and six months ended September 21, 2012 and September 23, 2011 was as follows:

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$(4,231)	$19,177	$(1,284)	$28,579
Net (income) loss attributable to noncontrolling interest	58	(272)	90	(79)
Net income (loss) attributable to RealD Inc. common stockholders	$(4,173)	$18,905	$(1,194)	$28,500

Denominator:
Weighted-average common shares outstanding (basic)	53,915	54,343	54,314	54,151
Effect of dilutive securities	–	2,445	–	3,136
Weighted-average common shares outstanding (diluted)	53,915	56,788	54,314	57,287

Earnings (loss) per common share:
Basic	$(0.08)	$0.35	$(0.02)	$0.53
Diluted	$(0.08)	$0.33	$(0.02)	$0.50

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the three and six months ended September 21, 2012 and September 23, 2011 was as follows:

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
(in thousands)	2012	2011	2012	2011
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	9,467	4,656	7,451	2,379

Derivative instruments

Our derivative instruments are recorded at fair value in other current assets and other liabilities, respectively, in the condensed consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on our condensed consolidated statements of operations. For all periods presented, none of our derivative instruments were designated as hedging instruments. We do not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of September 21, 2012, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $4.1 million. As of September 21, 2012, the carrying amounts of our foreign currency forward contracts were $0.2 million and were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. As of March 23, 2012, the carrying amounts of our foreign currency forward contracts were not significant. For the three and six months ended September 21, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was $0.2 million and $0.1 million, respectively.  For the three and six months ended September 23, 2011, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.6 million and $4.2 million as of September 21, 2012 and March 23, 2012, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified.  As of September 21, 2012 and March 23, 2012, the inventory reserve as a result of our net realizable value analyses was $0.3 million and $0.6 million, respectively.

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

During the three months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the three months ended September 21, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

For the three months ended September 21, 2012 and September 23, 2011, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $4.3 million and $7.7 million, respectively. For the six months ended September 21, 2012 and September 23, 2011, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $5.9 million and $7.8 million, respectively.

Revenue recognition

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

License revenue

License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon verification of a licensee’s admissions report. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.4 million and $2.2 million for the three months ended September 21, 2012 and September 23, 2011, respectively. Shipping and handling costs recognized in cost of revenue were $4.7 million and $4.0 million for the six months ended September 21, 2012 and September 23, 2011, respectively.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles (Topic 350)— Goodwill and Other, which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB Accounting Standards Codification (ASC) Topic 350, Intangibles - Goodwill and Other. The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The ASU is effective for our annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. We did not early adopt the provisions of this ASU; however, we do not expect the impact of adopting this ASU to be material to our consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	September 21,	March 23,
(in thousands)	2012	2012
RealD Cinema Systems	$187,606	$184,197
Digital projectors - held for sale	1,843	1,843
Leasehold improvements	8,597	4,325
Machinery and equipment	5,176	6,641
Furniture and fixtures	12	12
Computer equipment and software	2,956	2,788
Construction in process	5,047	3,364
Total	$211,237	$203,170
Less accumulated depreciation	(61,848)	(48,355)
Property and equipment, RealD Cinema Systems and digital projectors, net	$149,389	$154,815

Depreciation expense amounted to $8.0 million and $7.0 million for the three months ended September 21, 2012 and September 23, 2011, respectively. Depreciation expense totaled $15.9 million and $13.1 million for the six months ended September 21, 2012 and September 23, 2011, respectively.

We receive virtual print fees (“VPFs”) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $0.3 million as of both September 21, 2012 and March 23, 2012.

During the six months ended September 21, 2012, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.  During the three and six months ended September 23, 2011, we received $4.0 million cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $1.2 million in other income (loss).

During the three months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the three months ended September 21, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

For the three months ended September 21, 2012 and September 23, 2011, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $4.3 million and $7.7 million, respectively.  For the six months ended September 21, 2012 and September 23, 2011, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $5.9 million and $7.8 million, respectively.

4. Borrowings

Credit Agreement

On April 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with City National Bank, a national banking association (“City National”).  Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•                  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”)

The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge and amortized over the contractual life of the agreement and recorded as interest expense.

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

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of September 21, 2012, we were in compliance with all financial covenants in our Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

As of September 21, 2012, there was $12.5 million in borrowings outstanding under the Credit Agreement which bears interest at approximately 3.25%.  As of March 23, 2012, there was $25.0 million in borrowings outstanding under our prior revolving and term loan facility.  Interest expense related to our borrowings under our Credit Agreement was $0.3 million and $0.6 million for the three and six months ended September 21, 2012, respectively.  Interest expense related to our borrowings under our prior revolving and term loan facility was $0.2 million and $0.4 million for the three and six months ended September 21, 2012 and September 23, 2011, respectively.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $5.3 million at September 21, 2012 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

During the three months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the three months ended September 21, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

6. Share-based compensation

We account for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for all share-based arrangements for the three and six months ended September 21, 2012 and September 23, 2011 was as follows:

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
(in thousands)	2012	2011	2012	2011
Share-based compensation
Cost of revenue	$267	$133	$444	$198
Research and development	538	1,174	968	1,571
Selling and marketing	1,362	1,313	2,699	2,224
General and administrative	2,645	2,113	4,983	3,639
Total	$4,812	$4,733	$9,094	$7,632

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the six months ended September 21, 2012, we granted 1.8 million stock options at a weighted average grant date fair value of $6.26 per share.  For the three months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $3.6 million and $3.9 million, respectively. For the six months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $7.0 million and $6.0 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For the three months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to performance stock options was $0.5 million and $0.3 million, respectively. For the six months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to performance stock options was $0.9 million and $0.8 million, respectively.

Restricted stock units vest over one to four years.  For the six months ended September 21, 2012, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $10.47 per restricted stock unit.  For the three months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to restricted stock units was $0.7 million and $0.5 million, respectively.  For the six months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to restricted stock units was $1.2 million and $0.8 million, respectively.

7. Income taxes

Our income tax expense (benefit) for the three months ended September 21, 2012 and September 23, 2011 was a benefit $1.1 million and expense of $4.2 million, respectively. Our income tax expense for the six months ended September 21, 2012 and September 23, 2011 was $3.5 million and $9.4 million, respectively. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of September 21, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

8. Equity

A summary of the changes in total equity for the six months ended September 21, 2012 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)
Balance, March 23, 2012	$197,183	$423	$197,606
Share-based compensation	9,094	-	9,094
Exercise of stock options	782	-	782
Purchase and distribution of stock under employee stock purchase plan	301	-	301
Purchases of treasury stock	(26,235)	-	(26,235)
Distributions to noncontrolling interests	-	(1,000)	(1,000)
Comprehensive income (loss):
Net income (loss)	(1,194)	(90)	$(1,284)
Total comprehensive loss			(1,284)
Balance, September 21, 2012	$179,931	$(667)	$179,264

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock.  The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements.  Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods.  The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors on April 20, 2012, we repurchased a total of 2,560,148 shares of common stock for an aggregate cost of, including sales commissions, $26.2 million during the six months ended September 21, 2012.

9. Related-party transactions

On May 9, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a former director and executive officer of the Company.  Pursuant to the terms of the separation agreement, Mr. Greer will receive the following benefits: (i) cash severance of $450,000 paid in ten equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer’s salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which will remain exercisable for six months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date.  A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration.  We entered into a consulting agreement with Mr.

Greer pursuant to which Mr. Greer will be paid $275,000 per year commencing as of July 16, 2011.  The consulting agreement with Mr. Greer expired on July 16, 2012.  On June 21, 2012, Mr. Greer notified us of his resignation from our board of directors to be effective on July 16, 2012 upon the expiration of the consulting agreement.

For the three months ended September 21, 2012, we paid Mr. Greer $11,458 pursuant to his consulting agreement.  For the six months ended September 21, 2012, we paid Mr. Greer $180,000 pursuant to his separation agreement and $148,958 pursuant to his consulting agreement.

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

There were no payments pursuant to the DCH Agreement for the three months ended September 21, 2012. For the six months ended September 21, 2012, we paid DCH $20,239 pursuant to the DCH Agreement.

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

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•                  RealD box office.  Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens.  Estimated international box office on RealD-enabled international screens is the estimated 3D box office generated on RealD-enabled international screens. RealD’s estimates of box office on RealD-enabled screens rely on box office tracking data.  International box office reflects RealD’s estimates of international box office generated on RealD-enabled screens in 20 foreign countries where box office tracking is available.  RealD estimates these countries represent approximately 90% of RealD’s international license revenues.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended
	September 21,	September 23,
(approximate numbers, in millions)	2012	2011
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$286	$519
Estimated box office on RealD international screens	423	655
Total estimated box office on RealD screens	$709	$1,174

	Six months ended
	September 21,	September 23,
(approximate numbers)	2012	2011
Number of 3D motion pictures (released during period)	19	20

	September 21,	September 23,
	2012	2011
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	12,300	11,100
Total international RealD enabled screens	9,200	7,600
Total RealD enabled screens	21,500	18,700
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,700	2,500
Total international locations with RealD enabled screens	2,600	2,400
Total locations with RealD enabled screens	5,300	4,900

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of September 21, 2012, there were approximately 21,500 RealD-enabled screens worldwide as compared to approximately 18,700 RealD-enabled screens worldwide as of September 23, 2011, an increase of 2,800 RealD-enabled screens or 15%.  Based on the slate announcements by motion picture studios, we anticipate that approximately 35 3D motion pictures will be released worldwide in our fiscal year 2013, including sequels to successful major motion picture franchises, such as Men in Black, Madagascar, Spider-Man and Ice Age, as well as original content such as The Avengers, Prometheus, Brave and The Hobbit.

Consumer electronics

We have recently made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including The Avengers,  Ice Age: Continental Drift, The Amazing Spider-Man, Madagascar 3: Europe’s Most Wanted, Men in Black III and Brave is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
(in thousands)	2012	2011	2012	2011
Consolidated statements of operations data:
Revenue	$54,986	$87,995	$123,164	$147,555
Cost of revenue	37,332	45,473	74,165	69,714
Gross margin	17,654	42,522	48,999	77,841
Operating expenses:
Research and development	4,592	3,755	9,490	8,400
Selling and marketing	5,924	6,466	12,819	13,695
General and administrative	12,189	9,792	23,451	18,222
Total operating expenses	22,705	20,013	45,760	40,317
Operating income (loss)	(5,051)	22,509	3,239	37,524
Interest expense, net	(288)	(272)	(601)	(483)
Other income (loss)	(21)	1,099	(374)	949
Income (loss) before income taxes	(5,360)	23,336	2,264	37,990
Income tax expense (benefit)	(1,129)	4,159	3,548	9,411
Net income (loss)	(4,231)	19,177	(1,284)	28,579
Net (income) loss attributable to noncontrolling interest	58	(272)	90	(79)
Net income (loss) attributable to RealD Inc.
common stockholders	$(4,173)	$18,905	$(1,194)	$28,500

Other data:
Adjusted EBITDA (1)	$13,774	$44,353	$36,943	$70,409

(1)          Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “—Non-U.S. GAAP discussion.”.

Three months ended September 21, 2012 compared to three months ended September 23, 2011

Revenue

	Three months ended
	September 21,	September 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue:
License revenue	$34,976	$51,981	$(17,005)	-33%
Product and other	20,010	36,014	(16,004)	-44%
Total revenue	$54,986	$87,995	$(33,009)	-38%

The decrease in net revenue recorded during the three months ended September 21, 2012 compared to the three months ended September 23, 2011 was primarily due to a decrease in net license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales.  Our international markets comprised approximately 55% of total revenue for the three months ended September 21, 2012 as compared to 50% for the three months ended September 23, 2011.  The decrease in net revenues attributable to international markets was driven by both a decrease box office performance and purchases of RealD eyewear.

For the three months ended September 21, 2012, there were seven motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended September 21, 2012 includes admission-based fees related to the following motion pictures: Ice Age: Continental Drift ($6.7 million), The Amazing Spider-Man ($6.3 million), Brave ($3.6 million), Madagascar 3: Europe’s Most Wanted ($2.4 million), Prometheus ($1.8 million), Step Up Revolution ($1.2 million) and Men in Black III ($1.2 million).

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

Net license revenues comprised 64% and 59% of total revenues for the three months ended September 21, 2012 and September 23, 2011, respectively. International license revenues comprised 61% and 56% of gross license revenue for the three months ended September 21, 2012 and September 23, 2011, respectively.

The decrease in our net product and other revenue in the three months ended September 21, 2012 as compared to the three months ended September 23, 2011, was primarily a result of a decrease in the volume of RealD eyewear sold to our domestic and international markets as well as a reduction in average eyewear revenue per unit sold. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised 44% of total product revenues in the three months ended September 21, 2012 as compared to 41% for the three months ended September 23, 2011. International product and other revenues were 41% of international license revenue for the three months ended September 21, 2012 as compared to 50% for the three months ended September 23, 2011.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D and the box office performance of those films. As the volume of RealD eyewear usage changes as a result of an expanding 3D motion picture slate and box office performance, we may experience additional price pressure from our customers.  As a result, our net revenues may increase at a slower rate or decline in future periods.

Cost of Revenue

	Three months ended
	September 21,	September 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue	$54,986	$87,995	$(33,009)	-38%
Cost of revenue:
License	14,283	14,703	(420)	-3%
Product and other	23,049	30,770	(7,721)	-25%
Total cost of revenue	$37,332	$45,473	$(8,141)	-18%
Gross profit	$17,654	$42,522	$(24,868)	(58%)
Gross margin	32%	48%

For the three months ended September 21, 2012, our cost of revenue decreased primarily due to the decrease in the volume of RealD eyewear usage. Cost of revenue increased, as a percentage of revenue, to 68% for the three months ended September 21, 2012, as compared to 52% for the three months ended September 23, 2011 due to a reduction in license revenues as well as a reduction in the product mix of lower cost recycled eyewear and $0.5 million related to the impairment of eyewear tooling equipment. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue decreased $0.4 million quarter-over-quarter primarily as a result of a $3.4 million decrease in impairment expense offset by a $2.2 million increase in field support and other costs, and $0.8 million increase in depreciation expense resulting from an increase in RealD-enabled screens.  Included in license cost of sales for the three months ended September 21, 2012 and September 23, 2011 is depreciation expense of $7.1 million and $6.3 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 20% for the three months ended September 21, 2012 from 12% for the three months ended September 23, 2011.

During the three months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the three months ended September 21, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

Product and other gross profit decreased $7.7 million quarter-over-quarter, primarily as a result of the decrease in the volume of RealD eyewear, the reduced percentage of lower cost recycled eyewear in the total product mix, $0.5 million related to the impairment of eyewear tooling equipment and a reduction in average eyewear revenue per unit sold.  Product and other gross margin decreased to (15%) for the three months ended September 21, 2012 as compared to 15% for the three months ended September 23, 2011.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $2.1 million for the three months ended September 21, 2012 and $2.3 million for the three months ended September 23, 2011, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating Expenses

	Three months ended
	September 21,	September 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Research and development	$4,592	$3,755	$837	22%
Selling and marketing	5,924	6,466	(542)	-8%
General and administrative	12,189	9,792	2,397	24%
Total operating expenses	$22,705	$20,013	$2,692	13%

Research and development.  Our research and development expenses increased primarily due to an increase of $1.4 million in engineering and prototype expenses, partially offset by a $0.6 million decrease in stock-based compensation. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses decreased primarily due to lower spending of $0.3 million in sales and marketing initiatives, $0.1 million in marketing costs related to Madam Butterfly in 3D in the three months ended September 21, 2012 as compared to marketing costs related to Carmen in 3D in the three months ended September 23, 2011, both of which we co-produced with London’s Royal Opera House, $0.2 million in outside service costs, $0.1 million in professional fees, partially offset by an increase of $0.2 million in personnel costs as we increased the number of selling and marketing employees to 31 at September 21, 2012 from 28 at September 23, 2011. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, as we build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $1.3 million increase in personnel costs, $0.6 million in professional and consultant fees, $0.7 million in bad debt expense, $0.2 million in depreciation expense, $0.2 million in insurance and $0.1 million in outside services costs. The increase in personnel costs includes an increase of $0.5 million in share-based compensation expense, $0.3 million in salaries and benefits expense and $0.6 million in bonus expense as we increased the number of general and administrative employees to 43 at September 21, 2012 from 36 at September 23, 2011 to support our operations, including the requirements of being a public company. These increases were partially offset by decrease of $0.7 million in sales and use tax expense to $1.3 million for the three months ended September 21, 2012 as compared to $2.0 million for the three months ended September 23, 2011. Property tax expense remained at $0.3 million for both the three months ended September 21, 2012 and September 23, 2011.

We expect to continue to incur additional general and administrative expenses as we continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Other

Interest expense, net.  Net interest expense was $0.3 million for both the three months ended September 21, 2012 and September 23, 2011.

Income tax.  Our income tax expense (benefit) for the three months ended September 21, 2012 was $(1.1) million compared to $4.2 million for the three months ended September 23, 2011, primarily due to a pretax loss generated in the three months ended September 21, 2012 versus pretax income generated in the three months ended September 23, 2011.  For the three months ended September 21, 2012, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate for the U.S. jurisdiction, as a reliable estimate of the annual effective tax rate could not be made.  For the three months ended September 23, 2011, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

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

Six months ended September 21, 2012 compared to six months ended September 23, 2011

Revenue

	Six months ended
	September 21,	September 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue:
License revenue	$76,165	$87,692	$(11,527)	-13%
Product and other	46,999	59,863	(12,864)	-21%
Total revenue	$123,164	$147,555	$(24,391)	-17%

The decrease in net revenue recorded during the six months ended September 21, 2012 compared to the six months ended September 23, 2011 was primarily due to a decrease in net license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 50% of gross revenue for the six months ended September 21, 2012 as compared to 51% for the six months ended September 23, 2011. The decrease in net revenues attributable to international markets was driven by both a decrease in box office performance and purchases of RealD eyewear.

For the six months ended September 21, 2012, there were 13 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 21, 2012 included the following: The Avengers ($13.8 million), Ice Age: Continental Drift ($6.8 million), The Amazing Spider-Man ($6.3 million), Madagascar 3: Europe’s Most Wanted ($4.8 million), Men in Black III ($4.6 million), Brave ($3.9 million), Titanic (re-release) ($3.8 million), Prometheus ($3.5 million), Wrath of the Titans ($3.2 million) and Dr. Seuss’ The Lorax ($1.6 million).

For the six months ended September 23, 2011, there were 12 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 23, 2011 included the following: Transformers: Dark of the Moon ($10.9 million), Harry Potter and the Deathly Hallows Part 2 ($10.3 million), Pirates of the Caribbean: On Stranger Tides ($9.0 million), Thor ($5.8 million), Kung Fu Panda 2 ($5.4 million), Rio ($5.3 million), Cars 2 ($4.5 million), The Smurfs ($4.1 million), Captain America: The First Avenger ($3.3 million) and Green Lantern ($2.6 million).

Net license revenues comprised 62% and 59% of total revenues for the six months ended September 21, 2012 and September 23, 2011, respectively. International license revenues comprised 59% of gross license revenues in the six months ended September 21, 2012 as compared to 57% for the six months ended September 23, 2011.

The decrease in our net product and other revenue in the six months ended September 21, 2012 as compared to the six months ended September 23, 2011, was primarily a result of a decrease in the volume of RealD eyewear sold to our domestic and international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised 37% of total product revenues in the six months ended September 21, 2012 as compared to 42% for the six months ended September 23, 2011. International product and other revenues were 39% and 50% of international license revenue for the six months ended September 21, 2012 and September 23, 2011, respectively.

Cost of Revenue

	Six months ended
	September 21,	September 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue	$123,164	$147,555	$(24,391)	-17%
Cost of revenue:
License	24,296	21,119	3,177	15%
Product and other	49,869	48,595	1,274	3%
Total cost of revenue	$74,165	$69,714	$4,451	6%
Gross profit	$48,999	$77,841	$(28,842)	(37%)
Gross margin	40%	53%

For the six months ended September 21, 2012, our cost of revenue increased primarily due to the costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear in our domestic markets and $0.5 million related to the impairment of eyewear tooling equipment. Cost of revenue increased, as a percentage of revenue, to 60% for the six months ended September 21, 2012, as compared to 47% for the six months ended September 23, 2011 due to a reduction in license revenues as well as costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear. The percentage of usage of recycled eyewear may continue to decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue increased $3.2 million year-over-year primarily as a result of a $2.2 million increase in depreciation expense, $2.9 million in field support and other costs, partially offset by a decrease of $1.9 million in impairment expense. Included in license cost of sales for the six months ended September 21, 2012 and September 23, 2011 is depreciation expense of $14.1 million and $11.8 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 18% for the six months ended September 21, 2012 from 13% for the six months ended September 23, 2011.

During the six months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the three months ended September 21, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

During the six months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

Product and other gross profit decreased $14.1 million year-over-year, primarily as a result of the reduced percentage of lower cost recycled eyewear in the total product mix and a reduction of average eyewear revenue per unit sold. Product and other gross margin decreased to (6%) for the six months ended September 21, 2012 as compared to 19% for the six months ended September 23, 2011.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $4.3 million for the six months ended September 21, 2012 and $3.9 million for the six months ended September 23, 2011, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating Expenses

	Six months ended
	September 21,	September 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Research and development	$9,490	$8,400	$1,090	13%
Selling and marketing	12,819	13,695	(876)	-6%
General and administrative	23,451	18,222	5,229	29%
Total operating expenses	$45,760	$40,317	$5,443	14%

Research and development.  Our research and development expenses increased primarily due to a $1.5 million increase in engineering and prototype expenses and $0.1 million in consultant fees, partially offset by a $0.6 million decrease in stock based compensation. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses decreased primarily due to decreases of $0.3 million of selling and marketing costs related to Madam Butterfly in 3D in the six months ended September 21, 2012 as compared to marketing costs related to Carmen in 3D in the six months ended September 23, 2011, both of which we co-produced with London’s Royal Opera House, $0.3 million in marketing initiatives, $0.2 million in promotion expenses, $0.3 million in professional and $0.3 million in outside services fees.  These decreases were partially offset by an increase of $0.5 million in occupancy costs as to support the growth in our operations. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, and as we build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to increases of $1.4 million in stock based compensation, $0.7 million in personnel costs, $1.9 million in bad debt expense, $1.5 million in professional and outside services fees, including legal expenses, $0.4 million in depreciation expense, $0.3 million in travel and entertainment and $0.3 million in occupancy costs to support the growth in our operations. The increase in personnel costs includes increases of $0.5 million in salaries and benefits expense and $0.2 million in bonus expense as we increased the number of general and administrative employees to 43 at September 21, 2012 from 36 at September 23, 2011 to support our overall growth, including the requirements of being a public company. Sales and use tax expense decreased $1.3 million to $2.2 million for the six months ended September 21, 2012 as compared to $3.5 million for the six months ended September 23, 2011 primarily due to the decrease of domestic revenue. The decrease of $1.3 million of sales and use tax was primarily due to a decrease of U.S. revenue during the period. Property tax was $0.6 million and $0.8 million for the six months ended September 21, 2012 and September 23, 2011, respectively.

Other

Interest expense, net.  Net interest expense for the six months ended September 21, 2012 and September 23, 2011 was $0.6 million and $0.5 million, respectively. The decrease was primarily due to interest rates related to the borrowings under our Credit Agreement and reduction in the outstanding amounts of our notes payable.

Income tax.  Our income tax expense for the six months ended September 21, 2012 was $3.5 million compared to $9.4 million for the six months ended September 23, 2011, primarily due to differences in net income, and the effective tax rate estimate used.  For the six months ended September 21, 2012, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate for the U.S. jurisdiction, as a reliable estimate of the annual effective tax rate could not be made.  For the six months ended September 23, 2011, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

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

Seasonality and quarterly performance

Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures.  As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer period generally will tend to show stronger box office performance and higher revenues due to the summer movie-going season, when many of the largest grossing films in any given year are typically released.  By comparison the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in this seasonal period.  We expect to experience seasonal fluctuations in results of operations as a result of these trends.  Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of other factors in addition to these seasonal trends, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part II, Item 1A below under the caption “Risk factors.”

Liquidity and capital resources

Since our inception and through September 21, 2012, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected revenue generated from the 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by an increase in working capital requirements associated with installing new RealD Cinema Systems, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, including system upgrades and replacements, changes in product offerings and new technology, we expect to supplement our liquidity needs primarily with borrowings under our Credit Agreement described below.

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

We intended to borrow additional amounts under our Credit Agreement facility to fund various growth initiatives, potentially including accelerated research and product development, acquisitions, capital expenditures and stock repurchases.  We expect that we will maintain a significant amount of indebtedness on an ongoing basis.  Our obligations under our Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporate (“ColorLink”), and Stereographics Corporation, a California corporation (“Stereographics”).  In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the “Guaranty”) in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents.  In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

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

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 21, 2012, we were in compliance with all financial covenants in the Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of September 21, 2012, our primary sources of liquidity were our cash and cash equivalents of $25.2 million and funds available to be borrowed under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million and the Term Loan Facility of $37.5 million, of which $100.0 million was available for borrowing.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Six months ended
	September 21,	September 23,
(in thousands)	2012	2011
Operating activities	$50,619	$28,142
Investing activities	(10,456)	(36,005)
Financing activities	$(39,819)	$23,442

Cash flow from operating activities

Net cash inflows from operating activities during the six months ended September 21, 2012 primarily resulted from a decrease in inventories and decreases in accounts payable and accrued expenses.  The decrease in inventories is primarily due to the decreased volume of inventory purchases and usage of existing inventories. Decreases in accounts payable and accrued expenses were related to timing of payments due to the increased cash flow from operations.

Net cash inflows from operating activities during the six months ended September 23, 2011 primarily resulted from net income, partially offset by decreases in accounts payable and accrued expenses.  Decrease in accounts payable and accrued expenses were related to timing of payments due to increased cash flow from operations.

Cash flow from investing activities and capital resources

For both the six months ended September 21, 2012 and September 23, 2011, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the six months ended September 21, 2012 and September 23, 2011, we received proceeds of $2.5 million and $4.0 million, respectively, as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $12.9 million for the six months ended September 21, 2012 and $40.0 million for the six months ended September 23, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Cash flow from financing activities

Net cash outflows from financing activities for the six months ended September 21, 2012 resulted primarily from $25.0 million of repayments on our prior revolving and term loan facility, $12.5 million of repayments on the Credit Agreement, $26.2 million in purchases of treasury stock, $1.2 million in payments of debt issuance costs and $1.0 million in distributions to a noncontrolling interest.  These outflows were partially offset by $25.0 million in proceeds from the Credit Agreement.

Net cash outflows from financing activities for the six months ended September 23, 2011 primarily resulted from $30.0 million in proceeds from our prior revolving and term loan facility, partially offset by $5.0 million in repayments on our prior revolving and term loan facility.

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

Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge and amortized over the contractual life of the agreement recorded as interest expense.

We intend to borrow additional amounts under the Credit Agreement to fund various growth initiatives, including potential accelerated research and product development, acquisitions, capital expenditures and stock repurchases.  We expect that we will maintain a significant amount of indebtedness on an ongoing basis.  Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink, Inc. and Stereographics Corporation.

Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of September 21, 2012, we were in compliance with all financial covenants in the Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of September 21, 2012, there was $12.5 outstanding under the Credit Agreement and $100.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the six months ended September 21, 2012 and September 23, 2011, proceeds from employee stock option exercises and employee stock plan purchases were $1.1 million and $0.5 million, respectively. For the six months ended September 23, 2011 and proceeds from the exercise of warrants in our common stock was $0.3 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options and warrants outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock.  The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements.  Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods.  The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors on April 20, 2012, we repurchased a total of 2,560,148 shares of common stock for an aggregate cost, including sales commissions, of $26.2 million during the six months ended September 21, 2012.

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

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus net interest expense, income and other taxes, depreciation and amortization and share-based compensation expense as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and six months ended September 21, 2012 and September 23, 2011:

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
(in thousands)	2012	2011	2012	2011

Net income (loss)	$(4,231)	$19,177	$(1,284)	$28,579
Add (deduct):
Interest expense, net	288	272	601	483
Income tax expense (benefit)	(1,129)	4,159	3,548	9,411
Depreciation and amortization	8,086	7,054	15,936	13,152
Other (income) loss (1)	21	(1,099)	374	(949)
Share-based compensation expense (2)	4,812	4,733	9,094	7,632
Impairment of assets and intangibles (3)	4,327	7,710	5,901	7,828
Sales and use tax (4)	1,309	2,017	2,162	3,507
Property tax (5)	291	330	611	766
Adjusted EBITDA	$13,774	$44,353	$36,943	$70,409

(1)          Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)          Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units and employee stock purchases plan expenses to employees, non-employees, officers and directors.

(3)          Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP. See also “Part I, Item 2: Management’s discussion and analysis of financial condition and results of operations—Non-U.S. GAAP discussion” and “—Seasonality and quarterly performance.”

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

Share-based compensation expense for the three and six months ended September 21, 2012 and September 23, 2011 was as follows:

	Three months ended		Six months ended
	September 21,	September 23,	September 21,	September 23,
(in thousands)	2012	2011	2012	2011
Share-based compensation
Cost of revenue	$267	$133	$444	$198
Research and development	538	1,174	968	1,571
Selling and marketing	1,362	1,313	2,699	2,224
General and administrative	2,645	2,113	4,983	3,639
Total	$4,812	$4,733	$9,094	$7,632

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the six months ended September 21, 2012, we granted 1.8 million stock options at a weighted average grant date fair value of $6.26 per share.  For the three months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $3.6 million and $3.9 million, respectively. For the six months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $7.0 million and $6.0 million, respectively.

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

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For the three months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to performance stock options was $0.5 million and $0.3 million, respectively. For the six months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to performance stock options was $0.9 million and $0.8 million, respectively.

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

Restricted stock units vest over one to four years.  For the six months ended September 21, 2012, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $10.47 per restricted stock unit.  For the three months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to restricted stock units was $0.7 million and $0.5 million, respectively.  For the six months ended September 21, 2012 and September 23, 2011, share-based compensation expense related to restricted stock units was $1.2 million and $0.8 million, respectively.

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

During the three months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the three months ended September 21, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

During the three months ended September 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the three months ended September 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

For the three months ended September 21, 2012 and September 23, 2011, total impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $4.3 million and $7.7 million, respectively. For the six months ended September 21, 2012 and September 23, 2011, total impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $5.9 million and $7.8 million, respectively.

Deferred tax asset valuation and tax exposures

As of September 21, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles (Topic 350)— Goodwill and Other, which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB Accounting Standards Codification (ASC) Topic 350, Intangibles - Goodwill and Other. The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The ASU is effective for our annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. We did not early adopt the provisions of this ASU; however, we do not expect the impact of adopting this ASU to be material to our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At September 21, 2012, we had cash and cash equivalents of $25.2 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The revolving credit facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At September 21, 2012, we had $12.5 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 3.25%.

Foreign currency risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar. Our historical revenue has generally been denominated in United States dollars, and a significant portion of our current revenue continues to be denominated in United States dollars; however, we expect an increasing portion of our future revenue to be denominated in currencies other than the United States dollar, primarily the Euro, British pound sterling, Canadian dollar, Latin American Currencies, Russian Ruble, Japanese yen, Chinese Yuan and Hong Kong dollar. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

As of September 21, 2012, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling an aggregate of $4.1 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three and six months ended September 21, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was $0.2 million and $0.1 million, respectively. For both the three and six months ended September 23, 2011, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on September 21, 2012 would result in a $0.4 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.7 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increase. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 21, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the productions of Carmen and Madam Butterfly in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. Additionally, motion picture studios may reschedule or drop a 3D motion picture. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers’ recent renewed interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, the fact that Warner Brothers was unable to convert Harry Potter and the Deathly Hallows: Part 1 from 2D into 3D in time for a 2010 release in 3D negatively impacted 3D motion picture attendance and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

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

We intend to borrow additional amounts under the Credit Agreement to fund various growth initiatives, including potential accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

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

Our indebtedness was $12.5 million as of September 21, 2012. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

Our credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries.

Restrictions imposed by the Credit Agreement will limit or prohibit, among other things, our ability to:

•                  incur additional debt;

•                  make certain investments or acquisitions;

•                  enter into certain merger and consolidation transactions; and

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

We have incurred and may in the future incur asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In the quarter ended September 21, 2012 we incurred asset impairment charges of $4.3 million. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific technologies, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

Our operating results may fluctuate substantially from quarter to quarter. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business and prospects. Factors that have affected our operating results in the past, and are likely to affect our operating results in the future, include, among other things:

•                  the timing of when a 3D motion picture is released which tends to be based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures being released in summer and early winter;

•                  the rate of installations of new RealD Cinema Systems, which we expect to decrease with the passage of time;

•                  the timing of capital expenditures and expenses, including depreciation expense of our RealD Cinema Systems deployed at a motion picture exhibitor’s premises (we expect capital expenditures to decrease, and depreciation expense to increase, as our RealD Cinema Systems business matures), digital projector depreciation expenses, RealD eyewear costs (including shipping, handling and recycling costs), competitive pricing for RealD eyewear, field service and support costs, and occupancy costs, which may increase significantly, even in quarters when we do not experience a similar growth in revenue;

•                  demand for RealD eyewear in both the domestic and international markets, which may continue to fluctuate;

•                  the timing and accuracy of license fee reports which often include positive or negative corrective or retroactive license fees that cover extended periods of time;

•                  competitive and pricing pressures that vary from market-to-market and place-to-place.

One or more of the foregoing or other factors may cause our operating expenses to be disproportionately higher or lower and may cause our revenue and operating results to fluctuate significantly, which could result in net losses in a particular quarter or annual period. Consequently, results from prior periods are not necessarily indicative of the results of future periods.

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

Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. We understand that at least one major motion picture studio is seeking a change to the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that profitability in our RealD eyewear business, to the extent achieved in any particular quarter, may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

The global economic environment since late 2008 has been volatile and continues to pose risks. The economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending, resulting in lower motion picture box office revenue. Declining box office revenue could make motion picture studios less willing to release 3D motion pictures and motion picture exhibitors less willing to license our RealD Cinema Systems. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D technologies, any of which could cause our business, revenue and growth prospects to suffer.

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

While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in the current quarter ended September 21, 2012, and our fiscal years ended 2011, 2010, 2009 and 2008. If we cannot achieve sustained profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of October 25, 2012, our common stock has subsequently traded as high as $35.60 and as low as $7.94. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of October 25, 2012, we had 51,463,422 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of September 21, 2012, there were 10,202,226 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 1,162,639 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 23, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 18.88% of our outstanding common stock. Of this 18.88%, approximately 10.15% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer, and approximately 4.31% was beneficially owned by Joshua Greer, our co-founder and member of our board of directors until July 16, 2012.

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

As a public company, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources..

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors on April 20, 2012, we repurchased 2,560,148 shares of common stock for approximately $26.2 million under our stock repurchase plan from inception through September 21, 2012.

For the three-month period ended September 21, 2012, we repurchased 2,426,161 shares of common stock at an average price of $10.16 for an aggregate purchase price of approximately $24.6 million, all of which were made pursuant to our stock repurchase plan, as follows (unaudited):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands)
June 23, 2012 to July 20, 2012	-	$-	-	$48,414
July 21, 2012 to August 17, 2012	941,708	$10.08	941,708	$38,919
August 18, 2012 to September 21, 2012	1,484,453	$10.21	1,484,453	$23,765
Total	2,426,161	$10.16	2,426,161

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

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

Date: October 29, 2012