Form 10-Q
period 2012-12-31
RealD Inc.
filed 2013-02-06
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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
Yes ☐  No ☒

On January 30, 2013, the registrant had 49,825,172  shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
December 31, 2012

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	December 31,	March 23,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,667	$24,894
Accounts receivable, net	50,375	59,212
Inventories	14,105	40,577
Deferred costs – eyewear	351	932
Prepaid expenses and other current assets	5,392	2,630
Total current assets	97,890	128,245
Property and equipment, net	21,183	12,713
Cinema systems, net	129,954	141,024
Digital projectors, net-held for sale	971	1,078
Goodwill	10,657	10,657
Other intangibles, net	1,620	1,746
Deferred income taxes	3,049	3,049
Other assets	5,101	3,663
Total assets	$270,425	$302,175

Liabilities and equity
Current liabilities:
Accounts payable	$17,046	$22,617
Accrued expenses and other liabilities	30,570	28,870
Deferred revenue	9,218	7,201
Income taxes payable	945	1,121
Deferred income taxes	3,100	3,149
Total current liabilities	60,879	62,958
Credit facility agreement	35,000	25,000
Deferred revenue, net of current portion	11,038	13,920
Other long-term liabilities, customer deposits and virtual print fee liability	4,458	2,691

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 50,079 and 54,561 shares issued and outstanding at December 31, 2012 and March 23, 2012, respectively	325,540	309,894
Accumulated deficit	(165,824)	(112,711)
Total RealD Inc. stockholders’ equity	159,716	197,183
Noncontrolling interest	(666)	423
Total equity	159,050	197,606

Total liabilities and equity	$270,425	$302,175

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
	2012	2011	2012	2011

Revenue:
License	$30,334	$28,454	$106,499	$116,146
Product and other	16,605	20,572	63,604	80,435
Total revenue	46,939	49,026	170,103	196,581
Cost of revenue:
License	10,523	9,202	34,819	30,321
Product and other	15,497	15,870	65,366	64,465
Total cost of revenue	26,020	25,072	100,185	94,786
Gross profit	20,919	23,954	69,918	101,795
Operating expenses:
Research and development	5,376	4,336	14,866	12,736
Selling and marketing	6,053	6,564	18,872	20,259
General and administrative	12,346	11,513	35,797	29,735
Total operating expenses	23,775	22,413	69,535	62,730
Operating income (loss)	(2,856)	1,541	383	39,065
Interest expense, net	(426)	(227)	(1,027)	(710)
Other income (loss)	(183)	(792)	(557)	157
Income (loss) before income taxes	(3,465)	522	(1,201)	38,512
Income tax expense (benefit)	694	(2,241)	4,242	7,170
Net income (loss)	(4,159)	2,763	(5,443)	31,342
Net (income) loss attributable to noncontrolling interest	(1)	70	89	(9)
Net income (loss) attributable to RealD Inc. common stockholders	$(4,160)	$2,833	$(5,354)	$31,333

Earnings (loss) per common share:
Basic	$(0.08)	$0.05	$(0.10)	$0.58
Diluted	$(0.08)	$0.05	$(0.10)	$0.55

Shares used in computing earnings (loss) per common share:
Basic	51,062	54,524	53,157	54,274
Diluted	51,062	56,385	53,157	56,985

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Nine months ended
	December 31,	December 23,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(5,443)	$31,342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,130	20,558
Deferred income tax	(49)	(179)
Non-cash interest expense	342	133
Non-cash stock compensation	13,965	11,718
Gain on sale of digital projectors	–	(1,156)
Loss on disposal of property and equipment	44	434
Impairment of long-lived assets and related purchase commitments	6,581	9,024
Changes in operating assets and liabilities:
Accounts receivable	6,361	6,661
Inventories	26,465	8,951
Prepaid expenses and other current assets	(2,372)	(306)
Deferred costs - eyewear	581	(524)
Other assets	(661)	(3,458)
Accounts payable	(5,595)	(32,904)
Accrued expenses and other liabilities	(2,092)	(12,794)
Other long-term liabilities, customer deposits and virtual print fee liability	1,767	1,700
Income taxes receivable/payable	(176)	4,024
Deferred revenue	(865)	(6,269)
Net cash provided by operating activities	62,983	36,955

Cash flows from investing activities
Purchases of property and equipment	(11,665)	(5,545)
Purchases of cinema systems and related components	(12,774)	(46,656)
Proceeds from sale of digital projectors	2,474	3,999
Net cash used in investing activities	(21,965)	(48,202)

Cash flows from financing activities
Repayments of long-term debt	–	(2,311)
Proceeds from credit facility	47,500	30,000
Repayments on credit facility	(37,500)	(5,000)
Payments of debt issuance costs	(1,167)	–
Proceeds from exercise of stock options	1,070	528
Proceeds from employee stock purchase plan	611	–
Proceeds from exercise of warrants	–	271
Proceeds from exercise of motion picture exhibitor options	–	3
Purchases of treasury stock	(47,759)	–
Distributions to noncontrolling interests	(1,000)	–
Net cash (used) provided by financing activities	(38,245)	23,491
Net increase in cash and cash equivalents	2,773	12,244
Cash and cash equivalents, beginning of period	24,894	16,936
Cash and cash equivalents, end of period	$27,667	$29,180

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

2. Summary of significant accounting policies

Accounting period

On November 14, 2012, our Board of Directors approved to change our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks (with fiscal 2013 scheduled to end on March 22, 2013) to a calendar month end and calendar quarter end accounting period (with fiscal 2013 now scheduled to end on March 31, 2013). This change in accounting period commenced in the current third quarter of fiscal 2013 now ending on December 31, 2012, which added 10 extra days to the quarter ended when compared to the third quarter of fiscal 2012 ended December 23, 2011. Our fiscal year will now end on March 31, 2013 instead of March 22, 2013.

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

The calculation of the basic and diluted earnings (loss) per share of common stock for the three and nine months ended December 31, 2012 and December 23, 2011 was as follows:

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$(4,159)	$2,763	$(5,443)	$31,342
Net (income) loss attributable to noncontrolling interest	(1)	70	89	(9)
Net income (loss) attributable to RealD Inc. common stockholders	$(4,160)	$2,833	$(5,354)	$31,333

Denominator:
Weighted-average common shares outstanding (basic)	51,062	54,524	53,157	54,274
Effect of dilutive securities	–	1,861	–	2,711
Weighted-average common shares outstanding (diluted)	51,062	56,385	53,157	56,985

Earnings (loss) per common share:
Basic	$(0.08)	$0.05	$(0.10)	$0.58
Diluted	$(0.08)	$0.05	$(0.10)	$0.55

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the three and nine months ended December 31, 2012 and December 23, 2011 was as follows:

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(in thousands)	2012	2011	2012	2011
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	9,439	5,318	8,095	3,358

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

We purchase foreign currency forward contracts, generally with maturities of nine months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of December 31, 2012, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $1.3 million. As of December 31, 2012, the carrying amounts of our foreign currency forward contracts were $0.1 million and were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. As of March 23, 2012, the carrying amounts of our foreign currency forward contracts were not significant. For both three months ended December 31, 2012 and December 23, 2011, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million. For both the nine months ended December 31, 2012 and December 23, 2011, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $2.8 million and $4.2 million as of December 31, 2012 and March 23, 2012, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified.  As of December 31, 2012 and March 23, 2012, the inventory reserve as a result of our net realizable value analyses was $0.4 million and $0.6 million, respectively.

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

During the nine months ended December 31, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the nine months ended December 31, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

For the three months ended December 31, 2012 and December 23, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.7 million and $1.2 million, respectively. For the nine months ended December 31, 2012 and December 23, 2011, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $6.6 million and $9.0 million, respectively.

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

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.6 million for both the three months ended December 31, 2012 and December 23, 2011. Shipping and handling costs recognized in cost of revenue were $6.3 million and $5.6 million for the nine months ended December 31, 2012 and December 23, 2011, respectively.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles (Topic 350)— Goodwill and Other, which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	December 31,	March 23,
(in thousands)	2012	2012
RealD Cinema Systems	$192,820	$184,197
Digital projectors - held for sale	1,843	1,843
Leasehold improvements	14,436	4,325
Machinery and equipment	5,257	6,641
Furniture and fixtures	12	12
Computer equipment and software	3,000	2,788
Construction in process	4,336	3,364
Total	$221,704	$203,170
Less accumulated depreciation	(69,596)	(48,355)
Property and equipment, RealD Cinema Systems and digital projectors, net	$152,108	$154,815

Depreciation expense amounted to $8.2 million and $7.4 million for the three months ended December 31, 2012 and December 23, 2011, respectively. Depreciation expense totaled $24.0 million and $20.4 million for the nine months ended December 31, 2012 and December 23, 2011, respectively.

We receive virtual print fees (“VPFs”) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying condensed consolidated balance sheets and totaled $0.3 million as of both December 31, 2012 and March 23, 2012.

During the nine months ended December 31, 2012, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.  During the nine months ended December 23, 2011, we received $4.0 million cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $1.2 million in other income (loss).

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

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of December 31, 2012, we were in compliance with all financial covenants in our Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

As of December 31, 2012, there was $35.0 million in borrowings outstanding under the Credit Agreement which bears interest at approximately 3.125%.  As of December 31, 2012, there was $77.5 million available for borrowing under the Credit Agreement.  As of March 23, 2012, there was $25.0 million in borrowings outstanding under our prior revolving and term loan facility.  Interest expense related to our borrowings under our Credit Agreement was $0.4 million and $1.0 million for the three and nine months ended December 31, 2012, respectively.  Interest expense related to our borrowings under our prior revolving and term loan facility was $0.2 million and $0.6 million for the three and nine months ended December 23, 2011, respectively.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $4.4 million at December 31, 2012 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

During the nine months ended December 31, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the nine months ended December 31, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2012 and December 23, 2011 was as follows:

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(in thousands)	2012	2011	2012	2011
Share-based compensation
Cost of revenue	$120	$119	$565	$317
Research and development	608	524	1,577	2,095
Selling and marketing	1,369	1,305	4,068	3,529
General and administrative	2,774	2,138	7,755	5,777
Total	$4,871	$4,086	$13,965	$11,718

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2012, we granted 1.9 million stock options at a weighted average grant date fair value of $6.25 per share.  For the three months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $3.8 million and $3.1 million, respectively. For the nine months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $10.8 million and $9.1 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For the three months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to performance stock options was $0.5 million and $0.5 million, respectively. For the nine months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to performance stock options was $1.4 million and $1.3 million, respectively.

Restricted stock units vest over one to four years.  For the nine months ended December 31, 2012, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $10.50 per restricted stock unit.  For both the three months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to restricted stock units was $0.5 million. For the nine months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to restricted stock units was $1.7 million and $1.3 million, respectively.

7. Income taxes

Our income tax expense (benefit) for the three months ended December 31, 2012 and December 23, 2011 was an expense of $0.7 million and a benefit of $2.2 million, respectively. Our income tax expense for the nine months ended December 31, 2012 and December 23, 2011 was $4.2 million and $7.2 million, respectively. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of December 31, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

8. Equity

A summary of the changes in total equity for the nine months ended December 31, 2012 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)
Balance, March 23, 2012	$197,183	$423	$197,606
Share-based compensation	13,965	-	13,965
Exercise of stock options	1,070	-	1,070
Purchase and distribution of stock under employee stock purchase plan	611	-	611
Purchases of treasury stock	(47,759)	-	(47,759)
Distributions to noncontrolling interests	-	(1,000)	(1,000)
Comprehensive income (loss):	-
Net loss	(5,354)	(89)	(5,443)
Total comprehensive loss			(5,443)
Balance, December 31, 2012	$159,716	$(666)	$159,050

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock.  On December 14, 2012, our board of directed approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements.  Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods.  The repurchase program may be suspended or discontinued at any time.

Pursuant to our stock repurchase plan authorized by our board of directors, we repurchased a total of 4,821,699 shares of common stock for an aggregate cost of, including sales commissions, $47.8 million during the nine months ended December 31, 2012.

9. Related-party transactions

On May 9, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a former director and executive officer of the Company.  Pursuant to the terms of the separation agreement, Mr. Greer will receive the following benefits: (i) cash severance of $450,000 paid in ten equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer’s salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which will remain exercisable for nine months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date.  A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration.  We entered into a consulting agreement with Mr. Greer pursuant to which Mr. Greer will be paid $275,000 per year commencing as of July 16, 2011.  The consulting agreement with Mr. Greer expired on July 16, 2012.  On June 21, 2012, Mr. Greer notified us of his resignation from our board of directors to be effective on July 16, 2012 upon the expiration of the consulting agreement.

For the nine months ended December 31, 2012, we paid Mr. Greer $225,000 pursuant to his separation agreement and $148,958 pursuant to his consulting agreement.

We entered into a consulting agreement, effective as of May 29, 2012 (the “DCH Agreement”), with DCH Consultants LLC (“DCH”), an entity controlled by Mr. David Habiger.  Mr. Habiger is a member of the Company’s Board of Directors, its nominating and corporate governance committee, and its compensation committee.

Pursuant to the DCH Agreement, DCH provided certain consulting services regarding the application of one or more of our technologies in the consumer electronics industry.  The DCH Agreement had a term of 4 months and DCH was entitled to receive aggregate fixed compensation of $20,000 per month during the term of the DCH Agreement.  Although, we had the right to extend the engagement for up to two additional months on the same terms, by providing DCH with 10 days written notice prior to the end of the original term, we did not extend the DCH Agreement and it expired as of September 29, 2012.

We paid DCH $60,000 pursuant to the DCH Agreement for the three months ended December 31, 2012. For the nine months ended December 31, 2012, we paid DCH $80,239 pursuant to the DCH Agreement.

10.       Subsequent event

On January 11, 2013, we purchased 2D-to-3D conversion patents from Digital Domain Media Group in the amount of $5.5 million. As of December 31, 2012, we had $0.5 million of deposits related to the patent purchase reflected in prepaid expenses and other current assets in the condensed consolidated balance sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal 2013 ending March 31, 2013 as well their commercial success and consumer preferences; our relationships with consumer electronics manufacturers and our ability to generate substantial revenue from the licensing of our 3D technologies for use in the 3D consumer electronics market; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our solutions to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•                  RealD box office.  Estimated domestic box office on RealD-enabled screens represents our estimate of 3D box office generated on RealD-enabled domestic screens.  Estimated international box office on RealD-enabled international screens is our estimate of 3D box office generated on RealD-enabled international screens. Our estimates of box office on RealD-enabled screens rely on box office tracking data.  International box office reflects our estimates of international box office generated on RealD-enabled screens in 20 foreign countries where box office tracking is available.  We estimate these countries represent approximately 85% of RealD’s international license revenues.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(approximate numbers, in millions)	2012	2011	2012	2011
Estimated box office on RealD enabled screens (generated during the period)
Estimated box office on RealD enabled domestic screens	$299	$256	$1,029	$1,087
Estimated box office on RealD enabled international screens	344	276	1,256	1,343
Total estimated box office on RealD enabled screens	$643	$532	$2,285	$2,430

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(approximate numbers)	2012	2011	2012	2011
Number of 3D motion pictures (released during period)	9	8	28	28

	December 31,	December 23,
	2012	2011
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	12,600	11,500
Total international RealD enabled screens	9,600	8,200
Total RealD enabled screens	22,200	19,700
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,800	2,500
Total international locations with RealD enabled screens	2,700	2,400
Total locations with RealD enabled screens	5,500	4,900

Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption “Non-U.S. GAAP discussion.”

Opportunities, trends and factors affecting comparability

We have rapidly evolved and expanded our business since we acquired ColorLink in March 2007. This expansion has included hiring most of our senior management team, acquiring and growing our research and development facilities in Boulder, Colorado, and building infrastructure to support our business. These investments in and changes to our business have allowed us to significantly increase our revenue and key business metrics. We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales and marketing presence in the United States, Europe, Asia, Latin America, Russia and other geographic regions, enhance and expand our technology and product offerings and pursue strategic acquisitions.

On November 14, 2012, our Board of Directors approved to change our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks (with fiscal 2013 scheduled to end on March 22, 2013) to a calendar month end and calendar quarter end accounting period (with fiscal 2013 now scheduled to end on March 31, 2013). This change in accounting period commenced in the current third quarter of fiscal 2013 now ending on December 31, 2012, which added 10 extra days to the quarter ended when compared to the third quarter of fiscal 2012 ended December 23, 2011. Our fiscal year will now end on March 31, 2013 instead of March 22, 2013.

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of December 31, 2012, there were approximately 22,200 RealD-enabled screens worldwide as compared to approximately 19,700 RealD-enabled screens worldwide as of December 23, 2011, an increase of 2,500 RealD-enabled screens or 13%.  Based on the slate announcements by motion picture studios, we anticipate that approximately 35 3D motion pictures will be released worldwide in our fiscal year 2013, including sequels to successful major motion picture franchises, such as Men in Black, Madagascar, Spider-Man and Ice Age, as well as original content such as The Avengers, Prometheus, Brave and The Hobbit.

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

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(in thousands)	2012	2011	2012	2011
Consolidated statements of operations data:
Revenue	$46,939	$49,026	$170,103	$196,581
Cost of revenue	26,020	25,072	100,185	94,786
Gross margin	20,919	23,954	69,918	101,795
Operating expenses:
Research and development	5,376	4,336	14,866	12,736
Selling and marketing	6,053	6,564	18,872	20,259
General and administrative	12,346	11,513	35,797	29,735
Total operating expenses	23,775	22,413	69,535	62,730
Operating income (loss)	(2,856)	1,541	383	39,065
Interest expense, net	(426)	(227)	(1,027)	(710)
Other income (loss)	(183)	(792)	(557)	157
Income (loss) before income taxes	(3,465)	522	(1,201)	38,512
Income tax expense (benefit)	694	(2,241)	4,242	7,170
Net income (loss)	(4,159)	2,763	(5,443)	31,342
Net (income) loss attributable to noncontrolling interest	(1)	70	89	(9)
Net income (loss) attributable to RealD Inc. common stockholders	$(4,160)	$2,833	$(5,354)	$31,333

Other data:
Adjusted EBITDA (1)	$12,477	$16,165	$49,420	$86,574

(1)         Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “—Non-U.S. GAAP discussion.”.

Three months ended December 31, 2012 compared to three months ended December 23, 2011

Revenue

	Three months ended
	December 31,	December 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue:
License revenue	$30,334	$28,454	$1,880	7%
Product and other	16,605	20,572	(3,967)	(19%)
Total revenue	$46,939	$49,026	$(2,087)	(4%)

The decrease in revenue recorded during the three months ended December 31, 2012 compared to the three months ended December 23, 2011 was primarily due to lower domestic eyewear usage and lower international eyewear sales, reductions of average eyewear revenue per unit for domestic usage and international eyewear sold, partially offset by an increase in license revenues resulting from an increase in box office performance.  Our international markets comprised approximately 50% of total revenue for the three months ended December 31, 2012 as compared to 55% for the three months ended December 23, 2011.  The decrease in revenues attributable to international markets was driven by a decrease in sales of RealD eyewear.

For the three months ended December 31, 2012, there were seven motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended December 31, 2012 includes admission-based fees related to the following motion pictures: The Hobbit: An Unexpected Journey ($5.3 million), Life of Pi ($2.7 million), Hotel Transylvania ($2.4 million), Wreck It Ralph ($2.2 million), Rise of the Guardians ($1.8 million), Madagascar 3: Europe’s Most Wanted ($1.3 million) and Resident Evil: Retribution ($1.3 million).

For the three months ended December 23, 2011, there were eight motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended December 23, 2011 includes admission-based fees related to the following motion pictures: Puss in Boots ($3.2 million), The Lion King 3D ($3.0 million), Immortals ($2.3 million), The Adventures of Tintin ($2.3 million), The Three Musketeers ($1.2 million), Dolphin Tale ($1.2 million), The Smurfs ($1.1 million) and Arthur Christmas ($1.0 million).

License revenues comprised 65% and 58% of total revenues for the three months ended December 31, 2012 and December 23, 2011, respectively. International license revenues comprised of $18.0 million, or 59% of total license revenues and $17.2 million, or  60% of total license revenue for the three months ended December 31, 2012 and December 23, 2011, respectively.

The decrease in our product and other revenue in the three months ended December 31, 2012 as compared to the three months ended December 23, 2011, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our domestic and international markets as well as from a reduction in average eyewear revenue per unit sold. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised of $5.7 million, or 34% of total product revenues and $9.6 million, or 47% of total product revenues for the three months ended December 31, 2012 and December 23, 2011, respectively. International product and other revenues were 32% of international license revenue for the three months ended December 31, 2012 as compared to 56% for the three months ended December 23, 2011.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D and the box office performance of those films. As the volume of RealD eyewear usage changes as a result of an expanding 3D motion picture slate and box office performance, we may experience additional price pressure from our customers.  As a result, our revenues may increase at a slower rate or decline in future periods.

Cost of Revenue

	Three months ended
	December 31,	December 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue	$46,939	$49,026	$(2,087)	(4%)
Cost of revenue:
License	10,523	9,202	1,321	14%
Product and other	15,497	15,870	(373)	(2%)
Total cost of revenue	$26,020	$25,072	$948	4%
Gross profit	$20,919	$23,954	$(3,035)	(13%)
Gross margin	45%	49%

For the three months ended December 31, 2012, our cost of revenue increased primarily due to the increase of depreciation and field support and other costs in license cost of revenue. Cost of revenue increased, as a percentage of revenue, to 55% for the three months ended December 31, 2012, as compared to 51% for the three months ended December 23, 2011. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue increased $1.3 million quarter-over-quarter primarily as a result of a $0.8 million increase in depreciation expense resulting from an increase in RealD-enabled screens, $1.0 million in field support and other costs, partially offset by a decrease of $0.5 million in impairment expense.  Included in license cost of sales for the three months ended December 31, 2012 and December 23, 2011 is depreciation expense of $7.4 million and $6.6 million, respectively. Depreciation expense as a percentage of total license revenue increased to 24% for the three months ended December 31, 2012 from 23% for the three months ended December 23, 2011.

Product and other gross profit decreased $3.6 million quarter-over-quarter, primarily as a result of the decrease in the volume of RealD eyewear, the reduction in the product mix of lower cost recycled eyewear and a reduction in average eyewear revenue per unit sold. Product and other gross margin decreased to 7% for the three months ended December 31, 2012 as compared to 23% for the three months ended December 23, 2011.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $1.4 million for the three months ended December 31, 2012 and $1.5 million for the three months ended December 23, 2011, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

Our cost of revenue as a percentage of revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of license and product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources, impairment charges and the percentage of usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating Expenses

	Three months ended
	December 31,	December 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Research and development	$5,376	$4,336	$1,040	24%
Selling and marketing	6,053	6,564	(511)	(8%)
General and administrative	12,346	11,513	833	7%
Total operating expenses	$23,775	$22,413	$1,362	6%

Research and development.  Our research and development expenses increased primarily due to an increase of $0.5 million in engineering and prototype expenses and an increase of $0.4 million in personnel costs. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses decreased primarily due to a decrease of $0.5 million in contractual and discretionary bonuses and lower spending of $0.1 million in professional fees.  We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to a $0.5 million increase in legal fees, $0.6 million increase in consulting fees, $0.4 million increase in personnel costs, $0.3 million in occupancy expense and $0.2 million in depreciation expense. The increase in personnel costs includes increases of $0.6 million in stock based compensation and $0.3 million in salaries and employee benefits, partially offset by a $0.5 million decrease in contractual and discretionary bonuses.  Property tax expense increased $0.2 million to $0.6 million for the three months ended December 31, 2012 as compared to $0.4 million for the three months ended December 23, 2011.  These increases were partially offset by a decrease of $0.8 million in bad debt expense and $0.6 million in sales and use tax expense, which decreased to $1.0 million for the three months ended December 31, 2012 as compared to $1.6 million for the three months ended December 23, 2011.

We expect to continue to incur additional general and administrative expenses as we continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Other

Interest expense, net.  Net interest expense was $0.4 million and $0.2 million for the three months ended December 31, 2012 and December 23, 2011, respectively. The increase in net interest expense was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense (benefit) for the three months ended December 31, 2012 was an expense of $0.7 million compared to a benefit of $2.2 million for the three months ended December 23, 2011, primarily due to differences in net income and the effective tax rate estimate used. For the three months ended December 31, 2012, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate for the US jurisdiction, as a reliable estimate of the annual effective tax rate could not be made.  For the three months ended December 31, 2011, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

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

Nine months ended December 31, 2012 compared to nine months ended December 23, 2011

Revenue

	Nine months ended
	December 31,	December 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue:
License revenue	$106,499	$116,146	$(9,647)	(8%)
Product and other	63,604	80,435	(16,831)	(21%)
Total revenue	$170,103	$196,581	$(26,478)	(13%)

The decrease in revenue recorded during the nine months ended December 31, 2012 compared to the nine months ended December 23, 2011 was primarily due to a decrease in license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 50% of total revenue for the nine months ended December 31, 2012 as compared to 52% for the nine months ended December 23, 2011. The decrease in revenues attributable to international markets was driven by both a decrease in box office performance and sales of RealD eyewear.

For the nine months ended December 31, 2012, there were 22 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to  license revenue for the nine months ended December 31, 2012 included the following: The Avengers ($13.9 million), Ice Age: Continental Drift ($7.3 million), The Amazing Spider-Man ($6.5 million), Madagascar 3: Europe’s Most Wanted ($6.2 million), The Hobbit: An Unexpected Journey ($5.3 million), Men in Black III ($4.8 million), Brave ($4.3 million), Titanic (re-release) ($3.8 million), Prometheus ($3.7 million), and Wrath of the Titans ($3.2 million).

For the nine months ended December 23, 2011, there were 18 motion pictures which contributed greater than $1.0 million of admission-based fees to license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue for the nine months ended December 23, 2011 included the following: Transformers: Dark of the Moon ($11.2 million), Harry Potter and the Deathly Hallows Part 2 ($10.8 million), Pirates of the Caribbean: On Stranger Tides ($9.2 million), Thor ($5.8 million), Kung Fu Panda 2 ($5.8 million), Rio ($5.3 million), The Smurfs ($5.3 million), Cars 2 ($4.8 million), The Lion King 3D ($4.3 million), and Captain America: The First Avenger ($3.6 million).

License revenues comprised 63% and 59% of total revenues for the nine months ended December 31, 2012 and December 23, 2011, respectively. International license revenues comprised of $62.6 million, or 59% of total license revenues and $67.3 million, or 58% of total license revenues in the nine months ended December 31, 2012 and December 23, 2011, respectively.

The decrease in our product and other revenue in the nine months ended December 31, 2012 as compared to the nine months ended December 23, 2011, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our domestic and international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised of $22.9 million, or 36% of total product revenues and $34.5 million, or 43% of total product revenues in the nine months ended December 31, 2012 and December 23, 2011, respectively. International product and other revenues were 37% of international license revenue for the nine months ended December 31, 2012 as compared to 51% for the nine months ended December 23, 2011.

Cost of Revenue

	Nine months ended
	December 31,	December 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Revenue	$170,103	$196,581	$(26,478)	(13%)
Cost of revenue:
License	34,819	30,321	4,498	15%
Product and other	65,366	64,465	901	1%
Total cost of revenue	$100,185	$94,786	$5,399	6%
Gross profit	$69,918	$101,795	$(31,877)	(31%)
Gross margin	41%	52%

For the nine months ended December 31, 2012, our cost of revenue increased primarily due to the costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear in our domestic markets and $0.5 million related to the impairment of eyewear tooling equipment. Cost of revenue increased, as a percentage of revenue, to 59% for the nine months ended December 31, 2012, as compared to 48% for the nine months ended December 23, 2011 due to a reduction in license revenues as well as costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear. The percentage of usage of recycled eyewear may continue to decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue increased $4.5 million year-over-year primarily as a result of a $3.0 million increase in depreciation expense, $4.4 million in field support and other costs, partially offset by a decrease of $2.9 million in impairment expense. Included in license cost of sales for the nine months ended December 31, 2012 and December 23, 2011 is depreciation expense of $21.4 million and $18.4 million, respectively. Depreciation expense as a percentage of total license revenue increased to 20% for the nine months ended December 31, 2012 from 16% for the nine months ended December 23, 2011.

During the nine months ended December 31, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the nine months ended December 31, 2012, impairment charged to cost of revenue was $6.6 million, which included the related outstanding purchase commitment of $3.5 million.

During the nine months ended December 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the nine months ended December 23, 2011, impairment charged to cost of revenue was $9.0 million, which included the impairment of certain of the cinema systems including related outstanding purchase commitments of $6.8 million.

Product and other gross profit decreased $17.7 million year-over-year, primarily as a result of the reduced percentage of lower cost recycled eyewear in the total product mix and a reduction of average eyewear revenue per unit sold. Product and other gross margin decreased to negative 3% for the nine months ended December 31, 2012 as compared to 20% for the nine months ended December 23, 2011.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $5.7 million for the nine months ended December 31, 2012 and $5.4 million for the nine months ended December 23, 2011, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

Our cost of revenue as a percentage of revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of license and product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources, impairment charges and the percentage of usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating Expenses

	Nine months ended
	December 31,	December 23,	Amount	Percentage
(in thousands)	2012	2011	change	change
Research and development	$14,866	$12,736	$2,130	17%
Selling and marketing	18,872	20,259	(1,387)	(7%)
General and administrative	35,797	29,735	6,062	20%
Total operating expenses	$69,535	$62,730	$6,805	11%

Research and development.  Our research and development expenses increased primarily due to a $2.1 million increase in engineering and prototype expenses, $0.1 million in recruiter fees, $0.1 million in depreciation, partially offset by a $0.3 million decrease in personnel costs. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing. Our selling and marketing expenses decreased primarily due to decreases of $0.3 million of selling and marketing costs related to Madam Butterfly in 3D in the nine months ended December 31, 2012 as compared to marketing costs related to Carmen in 3D in the nine months ended December 23, 2011, both of which we co-produced with London’s Royal Opera House, $0.3 million in personnel costs, $0.5 million in professional fees, $0.1 million in marketing initiatives, $0.3 million in outside services fees, and $0.3 million in promotion expenses. The decrease in personnel costs includes a decrease of $0.8 million in contractual and discretionary bonus partially offset by an increase of $0.5 million in stock based compensation. These decreases were partially offset by an increase of $0.4 million in occupancy costs as to support the growth in our operations. We expect to incur additional selling and marketing expenses as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, and as we build our consumer electronics business worldwide and market future 3D films.

General and administrative.  Our general and administrative expenses increased primarily due to increases of $2.5 million in personnel costs, $1.7 million in consultant fees, $1.2 million in legal expenses, $1.1 million in bad debt expense, $0.7 million in occupancy expense, $0.6 million in depreciation expense and $0.2 million in travel and entertainment expense to support the growth in our operations. The increase in personnel costs includes an increase of $2.0 million in stock based compensation and $0.8 million in salaries and benefits, partially offset by a decrease of $0.3 million in contractual and discretionary bonus expense as we increased the number of general and administrative employees to 50 at December 31, 2012 from 41 at December 23, 2011 to support our overall growth, including the requirements of being a public company. Sales and use tax expense decreased $1.9 million to $3.2 million for the nine months ended December 31, 2012 as compared to $5.1 million for the nine months ended December 23, 2011 primarily due to the decrease of U.S. revenue.

Other

Interest expense, net.  Net interest expense for the nine months ended December 31, 2012 and December 23, 2011 was $1.0 million and $0.7 million, respectively. The increase was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense for the nine months ended December 31, 2012 was $4.2 million compared to $7.2 million for the nine months ended December 23, 2011, primarily due to differences in net income, and the effective tax rate estimate used.   For the nine months ended December 31, 2012, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate for the US jurisdiction, as a reliable estimate of the annual effective tax rate could not be made.  For the nine months ended December 23, 2011, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

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

Liquidity and capital resources

Since our inception and through December 31, 2012, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

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

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2012, we were in compliance with all financial covenants in the Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of December 31, 2012, our primary sources of liquidity were our cash and cash equivalents of $27.7 million and funds available to be borrowed under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million and the Term Loan Facility of $37.5 million, of which $77.5 million was available for borrowing.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Nine months ended
	December 31,	December 23,
(in thousands)	2012	2011
Operating activities	$62,983	$36,955
Investing activities	(21,965)	(48,202)
Financing activities	$(38,245)	$23,491

Cash flow from operating activities

Net cash inflows from operating activities during the nine months ended December 31, 2012 primarily resulted from a decrease in inventories, decreases in accounts receivable, and decreases in accounts payable and accrued expenses.  The decrease in inventories is primarily due to the decreased volume of inventory purchases and usage of existing inventories. Decreases in accounts receivable was related to timing of collections.  Decreases in accounts payable and accrued expenses were related to timing of payments due to the increased cash flow from operations.

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

Cash flow from investing activities and capital resources

For both the nine months ended December 31, 2012 and December 23, 2011, cash outflow for investing activities was primarily related to the establishment of our infrastructure of RealD Cinema Systems and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. In the nine months ended December 31, 2012 and December 23, 2011, we received proceeds of $2.5 million and $4.0 million, respectively, as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $24.4 million for the nine months ended December 31, 2012 and $52.2 million for the nine months ended December 23, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount.

Cash flow from financing activities

Net cash outflows from financing activities for the nine months ended December 31, 2012 resulted primarily from $25.0 million of repayments on our prior revolving and term loan facility, $12.5 million of repayments on the Credit Agreement, $47.8 million in stock repurchases, $1.2 million in payments of debt issuance costs and $1.0 million in distributions to a noncontrolling interest.

These outflows were partially offset by $47.5 million in proceeds from the Credit Agreement, $1.7 million proceeds from issuance of stock options and our employee stock purchase plan.

Net cash inflow from financing activities for the nine months ended December 23, 2011 primarily resulted from $30.0 million in proceeds from our prior revolving and term loan facility, partially offset by $5.0 million in repayments on our prior revolving and term loan facility.

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

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of December 31, 2012, we were in compliance with all financial covenants in the Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of December 31, 2012, there was $35.0 million outstanding under the Credit Agreement and $77.5 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the nine months ended December 31, 2012 and December 23, 2011, proceeds from employee stock option exercises and employee stock plan purchases were $1.7 million and $0.5 million, respectively.  For the nine months ended December 23, 2011, proceeds from the exercise of warrants in our common stock was $0.3 million. From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock.  On December 14, 2012, our board of directed approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements.  Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods.  The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors, we repurchased total of 4,821,699 shares of common stock for an aggregate cost, including sales commissions, of $47.8 million during the nine months ended December 31, 2012.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and nine months ended December 31, 2012 and December 23, 2011:

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(in thousands)	2012	2011	2012	2011

Net income (loss)	$(4,159)	$2,763	$(5,443)	$31,342
Add (deduct):
Interest expense, net	426	227	1,027	710
Income tax expense (benefit)	694	(2,241)	4,242	7,170
Depreciation and amortization	8,194	7,406	24,130	20,558
Other (income) loss (1)	183	792	557	(157)
Share-based compensation expense (2)	4,871	4,086	13,965	11,718
Impairment of assets and intangibles (3)	680	1,196	6,581	9,024
Sales and use tax (4)	1,008	1,569	3,170	5,076
Property tax (5)	580	367	1,191	1,133
Adjusted EBITDA	$12,477	$16,165	$49,420	$86,574

(1)	Includes gains and losses from foreign currency exchange and foreign currency forward contracts.
(2)	Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units and employee stock purchase plan to employees, non-employees, officers and directors.
(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.
(4)	Represents taxes incurred by us for cinema license and product revenue.
(5)	Represents property taxes on RealD Cinema Systems and digital projectors.

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

Share-based compensation expense for the three and nine months ended December 31, 2012 and December 23, 2011 was as follows:

	Three months ended		Nine months ended
	December 31,	December 23,	December 31,	December 23,
(in thousands)	2012	2011	2012	2011
Share-based compensation
Cost of revenue	$120	$119	$565	$317
Research and development	608	524	1,577	2,095
Selling and marketing	1,369	1,305	4,068	3,529
General and administrative	2,774	2,138	7,755	5,777
Total	$4,871	$4,086	$13,965	$11,718

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the nine months ended December 31, 2012, we granted 1.9 million stock options at a weighted average grant date fair value of $6.25 per share.  For the three months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $3.8 million and $3.1 million, respectively. For the nine months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to stock options and our employee stock purchase plan was $10.8 million and $9.1 million, respectively.

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

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  For the three months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to performance stock options was $0.5 million and $0.5 million, respectively. For the nine months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to performance stock options was $1.4 million and $1.3 million, respectively.

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

Restricted stock units vest over one to four years.  For the nine months ended December 31, 2012, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $10.50 per restricted stock unit.  For both the three months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to restricted stock units was $0.5 million. For the nine months ended December 31, 2012 and December 23, 2011, share-based compensation expense related to restricted stock units was $1.7 million and $1.3 million, respectively.

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

During the nine months ended December 31, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the nine months ended December 31, 2012, impairment charged to cost of revenue for the related outstanding purchase commitment totaled $3.5 million.

During the nine months ended December 23, 2011, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems. For the nine months ended December 23, 2011, impairment charged to cost of revenue for certain of the cinema systems including related outstanding purchase commitments totaled $6.8 million.

For the three months ended December 31, 2012 and December 23, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.7 million and $1.2 million, respectively. For the nine months ended December 31, 2012 and December 23, 2011, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $6.6 million and $9.0 million, respectively.

Deferred tax asset valuation and tax exposures

As of December 31, 2012, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles (Topic 350)— Goodwill and Other, which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At December 31, 2012, we had cash and cash equivalents of $27.7 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The revolving credit facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At December 31, 2012, we had $35.0 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 3.125%.

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

As of December 31, 2012, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling an aggregate of $1.3 million. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three months ended December 31, 2012 and December 23, 2011, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million. For both the nine months ended December 31, 2012 and December 23, 2011, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was  not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on December 31, 2012 would result in a $0.1 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.2 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment.

Risks relating to our business

If motion pictures that can be viewed with RealD Cinema Systems are not made or are not commercially successful, our revenue will decline.

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We are not in the business of actively developing 3D motion pictures nor are we currently developing our own 3D content. We rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. Additionally, motion picture studios may reschedule or drop a 3D motion picture. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumer interest in the 3D viewing experience fails to grow or it declines for any reason, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue. For example, the fact that a major studio was unable to convert a contemplated blockbuster motion picture from 2D into 3D in time for a 2010 scheduled release in 3D negatively impacted 3D motion picture attendance in the applicable period and, we believe, the box office for that motion picture and our revenue in the period in which that motion picture was released.

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

The six major motion picture studios accounted for approximately 77% of domestic box office revenue and all 10 of the top 10 grossing 3D motion pictures in calendar year 2012.  Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. At least one motion picture studio had been seeking a change to the 3D eyewear business model in North America to resemble the international model. As a result, one or more motion picture studios may seek a change to the 3D eyewear business model in North America in the future. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute with a motion picture studio over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects.

If motion picture exhibitors do not continue converting analog theaters to digital or the pace of conversions slows, our future prospects could be limited and our business could be adversely affected.

Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System in order to display motion pictures in RealD 3D. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. As of December 31, 2012, approximately 85% of domestic theater screens had converted to digital and approximately 60% of the international theater screens had been converted.  If the market for digital cinema develops more slowly than expected, or if the motion picture exhibitors we have agreements with delay or abandon the conversion of their theaters, our ability to grow our revenue and our business could be adversely affected.

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

We have built our business, in part, through acquisitions of intellectual property and other assets, including Stereographics in 2005, ColorLink in 2007 and our recent acquisition of Digital Domain Media Group’s 2D-to-3D conversion patents in January 2013. We intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures or stock repurchases, which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, on April 19, 2012, we entered into a Credit Agreement with City National Bank, or City National, to increase our borrowing capacity to an aggregate of $125 million. We may draw on our credit facility in order to fund growth initiatives and repurchase our common stock. We may also opportunistically look to the credit, debt or equity capital markets to finance other initiatives. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under the Credit Agreement or other agreements which could have a material and adverse effect on our business, results of operations and financial condition.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

On April 19, 2012, we entered into a Credit Agreement with City National to provide the Company with:

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

Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), and Stereographics Corporation, a California corporation (“Stereographics”). In connection with our execution of the Credit Agreement, each of ColorLink and Stereographics entered into a general continuing guaranty (the “Guaranty”) in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents.  In addition, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

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

Our indebtedness was $35.0 million as of December 31, 2012.  We had $77.5 million available for borrowing under the Credit Agreement as of December 31, 2012.  We may also opportunistically look to the credit or debt capital markets to finance new or existing initiatives. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility or other indebtedness in the credit or debt capital markets.

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

We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement or otherwise, should occur, the lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In the quarter ended December 31, 2012 we incurred asset impairment charges of $0.7 million for all impairment RealD Cinema Systems charged to cost of revenue. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific technologies, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

We are dependent on international business for a portion of our total revenue. International gross revenue accounted for approximately 49% in fiscal 2012, 55% in fiscal 2011, and 46% in fiscal 2010. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

•                  general economic conditions and consumer confidence in the markets where we operate;

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

Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. At least one motion picture studio had been seeking a change to the 3D eyewear business model in North America to resemble the international model. As a result, one or more motion picture studios may seek a change to the 3D eyewear business model in North America in the future. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that profitability in our RealD eyewear business, to the extent achieved in any particular quarter, may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

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

While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in the quarters ended September 21, 2012 and December 31, 2012 and our fiscal years ended 2011, 2010, 2009 and 2008. If we cannot achieve sustained profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

Security breaches and other disruptions to our information technology and infrastructure could compromise our networks and the information stored, exposing us to liability, which could cause our business and reputation to suffer.

Security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business/operating margins, revenues and competitive position.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of January 30, 2013, our common stock has subsequently traded as high as $35.60 and as low as $7.94. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of January 30, 2013, we had 49,825,172 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of December 31, 2012, there were 10,043,964 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 1,192,343 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. On December 17, 2012, our board of directors approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors, we repurchased 4,821,699 shares of common stock for approximately $47.8 million under our stock repurchase plan from inception through December 31, 2012.

For the three-month period ended December 31, 2012, we repurchased 2,261,551 shares of common stock at an average price of $9.52 for an aggregate purchase price of approximately $21.5 million, all of which were made pursuant to our stock repurchase plan, as follows (unaudited):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands)
September 22, 2012 to October 19, 2012	749,147	$9.04	749,147	$16,996
October 20, 2012 to November 30, 2012	1,230,724	$9.58	1,230,724	$5,211
December 1, 2012 to December 31, 2012	281,680	$10.55	281,680	$27,241
Total	2,261,551	$9.52	2,261,551

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
						Filed
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 28, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 28, 2011

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 28, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 28, 2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa

Chief Financial Officer and Chief Operating Officer

Date: February 6, 2013