Form 10-K
period 2013-03-31
RealD Inc.
filed 2013-06-06
CIK 1327471

Use these links to rapidly review the document

Item 8. Financial statements and supplementary data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED March 31, 2013
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

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $429,774,957 based on the last reported sale price of the registrant's common stock on September 21, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange ($9.17 per share). As of May 30, 2013, there were 49,427,042 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed on or before June 26, 2013. With the exception of the sections of the registrant's 2013 Proxy Statement specifically incorporated herein by reference, the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

RealD Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
March 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY DATA

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "intends," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, among other things, statements concerning anticipated future financial and operating performance; our expectations regarding demand and acceptance for our technologies; RealD's ability to continue to derive substantial revenue from the licensing of RealD's 3D technologies for use in the motion picture industry, as well asour ability to generate revenue from the licensing of RealD's 3D technologies for use in 3D-enabled display devices; 3D motion picture releases and conversions scheduled for fiscal 2014 ending March 2014 and beyond, their commercial success and domestic consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase our revenues, the number of RealD-enabled screens in domestic and international markets and our market share; our ability to supply our solutions to our customers on a timely basis; our relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with RealD's research and development activities, which may increase in future periods; market and industry trends, including growth in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and RealD's projected operating results.

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

        This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including business segment and growth rates, that we obtained from industry publications, surveys and forecasts. Unless we otherwise specify, industry and market data is given on a calendar year basis and is current as of December 31, 2012. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K.

        RealD and the RealD logo are trademarks of RealD Inc. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders and all rights are reserved. The absence of a trademark or service mark or logo from this Annual Report on Form 10-K does not constitute a waiver of trademark or other intellectual property rights of RealD Inc., its affiliates and/or licensors.

 PART I

Item 1.    Business

Overview

        We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio is used in applications that enable a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Display, active and passive eyewear and RealD Format technologies to consumer electronics manufacturers, content providers and distributors to enable the delivery and viewing of 3D content on a variety of visual displays and devices.

Competitive strengths

        Our competitive strengths include the following:

Innovative technology

        Our technical expertise has allowed us to develop new and innovative technologies for viewing 3D content in the motion picture industry, the home and elsewhere. Working with Disney to release Chicken Little in 3D in 2005, we became the first company to commercially enable 3D theater screens using digital projection. Our patented RealD Cinema Systems deliver superior light output, providing for a high quality, brighter image and enabling display on larger theater screens than most competing technologies. Many of our licensees, including American Multi-Cinema, Inc., or AMC, Cinemark USA, Inc., or Cinemark, Regal Cinemas, Inc., or Regal, Carmike Cinemas, Inc., or Carmike, and Cineplex Theatres, or Cineplex, deploy our RealD Cinema Systems on their own premium-branded large-screen auditoriums. Our RealD Display, active and passive eyewear and RealD Format technologies provide our consumer electronics licensees the ability to display high quality 3D content that can be delivered through the current cable, satellite and broadcast infrastructure. We continually develop next generation 3D display technology for televisions, personal computers, laptops, tablets, smart phones and other mobile devices. Our extensive intellectual property portfolio, which is based on years of research and development, contains approximately 191 individual issued patents and approximately 369 pending patent applications in approximately 18 jurisdictions worldwide. Content producers use our technologies to enhance and accelerate their production of 3D content. Our research, development and engineering teams have expertise in many disciplines, including:

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

Global leader in 3D-enabled theater screens

        As of March 31, 2013, our RealD Cinema Systems were deployed on approximately 22,700 theater screens in 68 countries, which we believe are substantially more 3D screens than all of our competitors. 14 of the world's top 17 motion picture exhibition groups utilize RealD Cinema Systems in their theaters, including Regal, AMC, Cinemark, Carmike, Cinepolis, Cineplex, Wanda, ODEON, Cineworld

and EuroPalaces. Our licensees include approximately 1,000 motion picture exhibitors and we are actively engaged with other motion picture exhibitors regarding potential new license agreements. During our fiscal year ended March 31, 2013, domestic box office on RealD-enabled screens represented approximately 80% of total domestic 3D box office and we estimate that worldwide box office on RealD-enabled screens represented approximately 50% of the total worldwide 3D box office.

Pioneer in emerging 3D visual display technologies

        We believe that the success of major 3D motion pictures is leading to the creation and distribution of 3D content and products for 3D consumer electronics. Although 3D consumer electronics technologies are new and developing, we have already entered into agreements to provide our RealD Display, active and passive eyewear and RealD Format technologies to leading consumer electronics manufacturers. Our licensees also include content distributors, including cable television services and satellite television services.

Premium brand

        We believe our brand is well-recognized among licensees and consumers as a result of motion picture studios and exhibitors co-branding with us and moviegoers having worn our branded RealD eyewear more than one billion times. We believe the prominence of our brand in the motion picture industry will enhance our marketing efforts of 3D consumer electronics technologies.

Scalable licensing model

        We license our 3D technologies under a highly scalable business model with recurring revenue from those licensees. As an example, our multi-year (typically five years or longer), generally exclusive agreements with motion picture exhibitors generate revenue on a per-admission, periodic fixed-fee or per-motion picture basis at limited incremental direct cost to us. We believe motion picture exhibitors prefer our licensing model, which includes technological upgrades and maintenance, because it reduces their capital expenditures and the risk they may purchase equipment that will become obsolete. We believe our motion picture exhibitor licensees also prefer our low-cost RealD eyewear because it requires fewer personnel (no active collecting or washing by motion picture exhibitors) and reduces motion picture exhibitors' loss from theft and breakage. Although we have not yet generated material revenue licensing our other 3D visual display technologies, we anticipate that our relationships with consumer electronics manufacturers and others will generate future license fees on 3D consumer electronics technologies on a per unit basis.

Extensive industry relationships and strong technical expertise

        Our experienced management team, including Michael V. Lewis, our Chairman and Chief Executive Officer, Joseph Peixoto, President of Worldwide Cinema, and Leo Bannon, Executive Vice President of Global Operations, have extensive, long-term relationships with content producers and distributors, major motion picture studios and exhibitors, and consumer electronics manufacturers that help us drive the proliferation of 3D content, delivery and viewing in theaters, the home and elsewhere. Our research and development team, primarily based in our Boulder, Colorado facility, is comprised of leaders in the invention, development and commercialization of innovative 3D technologies.

Strategy

        Key elements of our strategy include:

Continue to innovate and develop new technologies

        We continue to develop proprietary technologies to perfect the visual image and create additional revenue opportunities. We endeavor to improve our RealD Cinema Systems and other cinema technologies to deliver an even better and more immersive 3D viewing experience to consumers in theaters. For example, during 2013, we introduced Precision White Screen technology for cinema projection that features improved screen efficiency, resulting in 40% more total light coming off the screen and providing more uniform brightness than a standard silver screen. We are also working to enhance our other 3D visual display technologies to enable consumers to enjoy 3D at home and elsewhere. We have patented technologies that we believe will in the future enable consumers to enjoy 3D content without eyewear. We believe our licensing of 3D technologies for professional and other non-theatrical applications will continue to provide a strong foundation for our development of new 3D technologies for viewing 3D content at motion picture theaters, non-theatrical locations like theme parks or museums, and on other visual display devices. We also selectively pursue technology acquisitions to expand and enhance our intellectual property portfolio in areas that complement our existing and new market opportunities and to supplement our internal research and development efforts.

Increase our leading global share in 3D-enabled theater screens, particularly in international markets

        We continue to work with our existing motion picture exhibitor licensees to deploy additional RealD Cinema Systems. We also plan to enter into agreements with new motion picture exhibitor licensees to increase the number of deployed RealD Cinema Systems worldwide. We believe there is a significant opportunity for us to continue to expand our business internationally and to license our 3D technologies to international motion picture exhibitors based on a licensing model that is similar to our domestic model. In particular, China, Russia and Latin America are fast-growing cinema markets where moviegoing consumers have strongly embraced 3D films. For example, rapid growth in Chinese cinema screens has helped to drive an increase in total Chinese box office receipts of more than 30 percent annually for the past several years. In fact, China's total box office is widely expected to surpass North America to become the largest cinema market worldwide by 2020.

Encourage filmmakers and studios to create additional 3D films

        We continue to work with film studios and filmmakers to encourage their production of additional 3D films. Our efforts include further educating the filmmaking community about 3D trends and ensuring that the entire ecosystem fully appreciates the powerful economic benefits of 3D filmmaking, particularly in growing cinema markets overseas where moviegoers' interest in 3D cinema has increased in recent years. A positive driver of the compelling economics for studios is that the incremental cost of 3D filmmaking has declined considerably in recent years, while the quality of 3D filmmaking has continued to improve. Our efforts also include encouraging studios and film directors to consider 3D as a creative tool for films beyond the typical 3D genres of live action and animated films. The theatrical success of the recent dramatic 3D films Life of Pi and The Great Gatsby demonstrates early progress towards our initiative to promote an expansion of 3D filmmaking genres.

Expand our emerging 3D visual display technology business

        We continue to work with consumer electronics manufacturers, content producers and distributors and other licensees to enable a premium 3D viewing experience in the home and elsewhere using our technologies. We endeavor to incorporate our 3D technologies in visual displays for laptop computers, personal computers, tablets, mobile phones and other devices, and to enable the delivery of 3D content across a variety of distribution platforms.

Build upon the strength of our RealD brand

        It is our goal to make RealD the best known 3D technology brand in the world, associated with delivering the highest quality 3D viewing experience in the global marketplace. We will further leverage the strength of our brand to generate stronger licensee and consumer preference for a RealD experience in 3D consumer electronics and other applications. We continue to actively encourage motion picture studios and exhibitors to prominently feature our brand in their motion picture advertising and marketing, at theater locations, online and on consumer electronics products and packaging. We will also continue our advertising efforts to strengthen our brand in the theatrical and consumer electronics industries. We plan to use our brand to drive the continued adoption of our 3D technologies in existing and new applications.

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

        Benefiting from the continuing adoption of digital projection, the newest wave of 3D projection uses digital technologies that address many of the limitations of previous methods of 3D projection. The use of high definition digital projectors, advances in the construction of silver screens and the use of polarization filters and polarized lenses have broadened the color spectrum, and reduced eyestrain and synchronization issues that caused headaches, thus greatly improving the 3D viewing experience.

        The launch of modern 3D digital projection for motion pictures was marked by the presentation of Chicken Little by Disney in November 2005, which debuted on approximately 100 RealD-enabled screens. Since the debut of Chicken Little in 2005 through March 31, 2013, more than 125 major 3D motion pictures have been released on RealD-enabled screens including six of the top 10 grossing films of all time. In addition, six of the 10 highest grossing motion pictures released in 2012 were exhibited in RealD 3D.

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

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of December 31, 2012, approximately 89,000 digital theater screens were deployed worldwide, representing approximately 68% of the worldwide installed base. Certain major film studios have stated that they will stop making available analog versions of their motion pictures within the next few years, which should contribute to further migration of cinema screens to digital projection, thereby expanding our growth opportunity. RealD's Cinema Systems function as an enhancement to digital projectors and, therefore, require cinemas to be equipped with a digital projector prior to installation.

        The following chart illustrates, as of December 31, 2012, the approximate total number of theater screens worldwide, the approximate number of theater screens that have been converted to digital and the approximate number of digital theater screens that are 3D-enabled.

(1)
Of the estimated 46,000 worldwide digital theater 3D-enabled screens as of December 31, 2012 (per Screen Digest), 22,200 were RealD-enabled screens, representing a nearly 50% share. As of March 31, 2013, RealD had deployed approximately 22,700 screens worldwide.

        The growth in 3D screens worldwide combined with growth in the number of 3D motion pictures has led to an increase in the worldwide box office generated by 3D screens in recent years. In 2012, 3D-enabled screens generated an estimated $7.3 billion in worldwide 3D box office (according to provisional figures from IHS), representing 21% of the $34.7 billion in total worldwide box office in 2012. Six of the top 10 grossing films worldwide in 2012 were exhibited in RealD 3D. We anticipate that continued growth in the number of 3D films and the number of 3D-enabled screens will lead to further growth in the worldwide 3D box office. We anticipate that approximately 36 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2014, including sequels to successful major motion picture franchises, such as Iron Man, Thor, The Hobbit, Star Trek, 300, Monsters, Despicable Me, The Smurfs, and Cloudy with a Chance of Meatballs

        In addition to major 3D releases produced by domestic film studios, an increasing number of 3D motion pictures are being produced overseas for release in various international markets. For example, Journey to the West 3D generated nearly $200 million in total box office during 2013 and Painted Skin 2 3D generated $115 million in total box office during 2012. Both films were produced in China, the second-largest cinema market in the world. Similarly, Stalingrad 3D is currently scheduled for release in Russia during August 2013.

        The following table shows the major 3D motion pictures released or scheduled for release on domestic 3D-enabled screens for the fiscal year 2014 ending on March 31, 2014. Information provided includes the motion picture studios and the release dates for those motion pictures (announced as of June 6, 2013):

Film	Motion Picture Studio	Domestic Release Date
Jurassic Park (re-release)	Universal	4/5/2013
Iron Man 3	Disney/Marvel	5/3/2013
The Great Gatsby	Warner Bros.	5/10/2013
Star Trek Into Darkness	Paramount	5/16/2013
Epic	Fox	5/24/2013
Man of Steel	Warner Bros./Legendary	6/14/2013
World War Z	Paramount	6/21/2013
Monsters University	Disney/Pixar	6/21/2013
Despicable Me 2	Universal	7/3/2013
Pacific Rim	Warner Bros. / Legendary	7/12/2013
Turbo	Dreamworks Animation/Fox	7/17/2013
R.I.P.D.	Universal	7/19/2013
The Wolverine	Fox	7/26/2013
The Smurfs 2	Sony Pictures Animation/Columbia Pictures	7/31/2013
Percy Jackson: Sea of Monsters	Fox	8/7/2013
Planes	Disney Animation	8/9/2013
One Direction: This Is Us	Sony Pictures	8/30/2013
Battle of the Year: The Dream Team	Sony/Screen Gems	9/13/2013
Cloudy With a Chance of Meatballs 2	Sony Animation	9/27/2013
Sin City: A Dame to Die For	Dimenstion Films/The Weinstein Company	10/4/2013
Gravity	Warner Bros.	10/4/2013
Metallica: Through the Never	Picturehouse Entertainment	10/4/2013
The Seventh Son	Warner Bros.	10/18/2013
Free Birds	Relativity/Reel	11/1/2013
Thor 2: The Dark World	Disney/Marvel	11/8/2013
Frozen	Disney	11/27/2013
Postman Pat: The Movie—You Know You're the One	Classic Media	11/27/2013
The Hobbit 2: The Desolation of Smaug	Warner Bros.	12/13/2013
Walking With Dinosaurs	Fox	12/20/2013
47 Ronin	Universal	12/25/2013
The Nut Job	Open Road	1/17/2014
I, Frankenstein	Lionsgate	1/24/2014
The Lego Movie	Warner Bros.	2/7/2014
Pompeii	Sony Tristar	2/28/2014
Mr. Peabody and Sherman	Dreamworks Animation/Fox	3/7/2014
300: Rise of an Empire	Warner Bros. / Legendary	3/7/2014

        We believe that more 3D-enabled theater screens will be needed in the future, particularly in fast-growing international markets such as China, Russia and Latin America, to accommodate the expected growth in the number of 3D motion pictures being released and to provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures.

        We believe that the success of major 3D motion pictures and the recent establishment of an industry consortium called Digital Cinema Distribution Coalition (DCDC), which will enable the digital distribution of content via a satellite distribution network, will further stimulate the production and distribution of new and alternative 3D content for digital cinema. In particular, we anticipate that there will be more live broadcast events in 3D, including sporting events, concerts, cultural and other live events. Live 3D events broadcast in RealD cinemas to date have included Wimbledon tennis, FIFA World Cup soccer, Ultimate Fighting Championship (UFC) matches, and music concerts.

        We believe that the recent success of 3D motion pictures is also leading to the production and distribution of new 3D content for consumer electronics applications. There are currently a growing number of 3D channels available worldwide including linear broadcast channels and VOD systems on major broadcast services including DirecTV, Virgin Media, Sky, Foxtel and Comcast. 3D channels are currently being programmed from major content brands including ESPN (ESPN3D), British Sky Broadcasting (Sky 3D), and Discovery Communications (3net). Examples of major sporting events broadcast live in 3D include The Masters golf tournament, Premier League soccer, NCAA football, NCAA men's basketball, NBA basketball and boxing.

        The proliferation of high definition televisions, laptops, tablets, smartphones and other displays represents a new market opportunity for revenue arising from the release of 3D-enabled consumer electronics products. For example, market researcher DisplaySearch estimates that the number of 3D-enabled televisions shipped worldwide will increase significantly from an estimated 41 million units in 2012 to approximately 70 million units in 2013. We believe growth in the installed base of 3D-enabled TVs and other consumer displays gives film studios even more incentive to create a 3D version of their major film releases in order to take advantage of the downstream revenue opportunity to display the film's 3D version in the home.

Key applications

        We believe that we possess innovative technology, a significant market presence, a premium brand and a scalable licensing model in our key applications.

        We design, manufacture, license and market our RealD Cinema Systems that enable digital cinema projectors to show 3D motion pictures and alternative 3D content to consumers wearing our RealD eyewear.

        Technology.    We believe our patented 3D digital projection technology delivers double the amount of light output compared to any other 3D digital projection technology on the market, which is the most significant factor in producing a high quality 3D image. As a result, we believe we are able to reach larger screens with our RealD digital projection technology than the majority of other 3D digital projection technology providers for use in motion picture theaters. For example, using a single digital DLP (digital light processing, based on Texas Instruments chip technology) projector and the same lamp and lamp power as a 2D presentation, our RealD XL Cinema System, using our polarizing technology, can deliver crisp, clear 3D content to screens. Our RealD Cinema Systems:

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

  •
  can further enhance the visual image for 2D and 3D presentation by projecting on RealD's Precision White Screen technology, which is available only to RealD customers. The Precision White Screen technology's greater efficiency results in more total light coming off the cinema screen, providing more uniform brightness than a standard silver screen

        Market presence.    Our RealD Cinema Systems are the world's most widely deployed digital 3D cinema technology based on the number of theater screens installed worldwide. As of March 31, 2013, our RealD Cinema Systems were deployed on approximately 22,700 theater screens in 68 countries worldwide. As of December 31, 2012, our RealD Cinema Systems accounted for more than 80% of the estimated domestic 3D-enabled theater screens and nearly 50% of the 3D-enabled theater screens deployed worldwide. During our fiscal year ended March 31, 2013, domestic box office on RealD-enabled screens represented approximately 80% of total domestic 3D box office and we estimate that worldwide box office on RealD-enabled screens represented approximately 50% of the total worldwide 3D box office. We expect to continue to grow our cinema business based on an increasing number of theater screens becoming RealD-enabled and an increasing number of RealD-compatible 3D motion pictures being released.

        The following chart illustrates the number of theater locations with RealD-enabled screens and the total number of RealD-enabled screens:

	Year ended
(approximate numbers)	March 31, 2013	March 23, 2012	March 25, 2011
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	12,800	11,700	8,700
Total international RealD enabled screens	9,900	8,500	6,300

Total RealD enabled screens	22,700	20,200	15,000
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,800	2,600	2,300
Total international locations with RealD enabled screens	2,700	2,500	2,200

Total locations with RealD enabled screens	5,500	5,100	4,500

Number of 3D motion pictures (released domestically during period)	35	36	26

        At most RealD theater locations, there are multiple RealD-enabled screens. We believe that having more RealD-enabled screens per location will allow us to accommodate simultaneous 3D motion picture releases and provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures. We believe the commercial success of 3D motion pictures will facilitate and further encourage the conversion of theater screens to digital and 3D. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema Systems in order to display motion pictures in RealD 3D.

        Content.    While the number of 3D films exhibited on our RealD domestic cinema systems decreased from 36 in fiscal year 2012 to 35 in fiscal year 2013, it grew significantly from 26 major motion pictures in our fiscal year 2011. As of June 6, 2013, we expect approximately 36 3D motion pictures to be released on our domestic screens during our fiscal year 2014, which ends on March 31, 2014, all of which we expect will be exhibited using our RealD Cinema Systems. In addition, we expect a growing number of foreign 3D films produced overseas to be released on our international RealD-enabled screens during our fiscal year 2014.

        We believe that the recent success of major 3D motion pictures, and the recent establishment of an industry consortium called Digital Cinema Distribution Coalition (DCDC), which will enable the digital distribution of content via a satellite distribution network, will drive the creation and theatrical distribution of more alternative content and live broadcast events in 3D. To facilitate the display of alternative content, we introduced RealD LIVE, which enables live event 3D broadcast capabilities in theaters. RealD-enabled screens and the RealD Format have been used to exhibit other new and alternative 3D content, including sports, concerts, cultural events and other live events.

        Brand.    Motion picture studios often co-brand RealD in motion picture marketing and advertising. Motion picture exhibitors display our brand at theaters, on-screen and online. Moviegoers have worn our branded RealD eyewear more than one billion times. Our in-theater branding includes signage at the box office where tickets are purchased, signage in the lobby and in poster cases in and around the theater, branded recycling bins located at each auditorium entrance and exit, an on-screen animated 3D preview informing consumers when to put on their eyewear and reminding them to recycle their eyewear after the motion picture and a promotional trailer that plays immediately before the motion picture. Our brand also appears on major online ticketing websites aligned with show times at theaters equipped with our RealD technology. We believe our branded 3D experience will lead to increased admissions as consumers recognize our brand as the leading choice for 3D viewing, prompting motion picture exhibitors to select us as their 3D technology licensor.

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

        We license and market systems to motion picture exhibitors based on the type of digital projector installed and theater configuration: our RealD Cinema System, RealD XL Cinema System, RealD XLS Cinema System, and the RealD XLW Cinema System, which is designed specifically for premium large screen auditoriums with stadium seating configurations. Our RealD XL Cinema System can be displayed on screens up to 82 feet wide, and our RealD Cinema Systems will be scalable to larger formats as projector technology evolves. The RealD XLW Cinema System, introduced in January 2011, can accommodate a throw ratio as wide as 1.0 (projection distance divided by screen width), and is designed for use in premium large screen motion picture auditoriums, theme parks and specialty theaters with stadium seating. We also recently introduced a RealD Cinema System for dual projector installations that is capable of delivering twice the light of other dual-projector 3D systems. Based on our actual experience, we believe we can upgrade almost any theater that has an existing digital cinema projector with our RealD Cinema Systems within a few hours. Under our agreements with motion picture exhibitors, we provide technological upgrades and maintenance on our RealD Cinema Systems at no additional charge to the exhibitor.

        We believe our RealD Cinema Systems are a compelling and scalable technology for the motion picture industry. Motion picture producers can tell their stories in more creative and compelling ways through the use of 3D technology. As evidenced by the record-setting performance of The Avengers in May 2012, releasing content on RealD-enabled screens can result in increased ticket sales at premium prices, enhanced monetization of a motion picture's initial release as well as enhanced monetization of a film's downstream revenue sources (such as pay television rights), which are often negotiated based on a film's theatrical success at the box office. As a result, 3D filmmaking can provide a more attractive return on investment to motion picture producers and distributors with only limited incremental costs compared to producing a film in 2D. Motion picture exhibitors share in the benefit of increased motion picture ticket sales at premium prices despite requiring very limited up-front costs to deploy RealD's Cinema Systems. We also believe consumers benefit from a superior 3D entertainment experience.

Other visual display technologies and applications

        We actively seek to have our 3D technologies incorporated into new 3D-enabled visual display devices by making them available to licensees, including consumer electronics manufacturers, content producers and content distributors.

        Technology.    We continue our development efforts of next-generation 3D display technologies, including glasses-free technologies that will allow the viewing of 3D content on a variety of visual display devices witout the need for 3D glasses. Our patented high brightness, passive eyewear-based 3D display could be used with high definition displays without significantly degrading image resolution as experienced with competing passive eyewear 3D display technologies.

        Many of the 3D-enabled visual display devices sold today utilize active shuttering 3D eyewear. To address this opportunity, we have developed technology to create active 3D eyewear, which are compatible with 3D-enabled visual display devices from various major consumer electronics brands.

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

        Competitive presence.    Our 3D technologies can be deployed across the entire range of consumer electronics. We have made available our RealD Display, active and passive eyewear and RealD Format technologies to consumer electronics manufacturers, content producers and distributors to enable high definition televisions, laptops, tablets, smart phones and other displays to be viewed in 3D in the home and elsewhere. Although we have not yet generated material revenue licensing our consumer electronics technologies, we have agreements in place with a wide range of leading consumer electronics manufacturers and content providers.

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

        Brand.    We believe the strength of our brand in the motion picture industry will assist us in the 3D consumer electronics space. We are working with our licensees to incorporate RealD branding in their consumer electronics product advertising, marketing and packaging.

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

        Professional and Non-Theatrical Applications.    Our 3D visual display technologies are utilized by Fortune 500 companies, government, academic institutions, and research and development organizations for a variety of applications. Our 3D technologies have also been used for theme park installations, including LEGOLAND®.

Our history

        RealD was founded in 2003 with the goal of bringing a premium 3D viewing experience to audiences everywhere. In 2005, we acquired Stereographics Corporation, or Stereographics, a company founded in 1980 and one of the largest providers of 3D technologies at the time of the acquisition. In 2007, we acquired ColorLink Inc., or ColorLink, a polarization control, photonics and optics company with an extensive patent portfolio. ColorLink, which was founded in 1995, had played an instrumental role collaborating with RealD to develop our first cinema system. In March 2005, we demonstrated our initial RealD Cinema System to motion picture exhibitors and studios. In November 2005, Disney released Chicken Little in 3D on approximately 100 RealD-enabled screens. In 2008, we established a RealD sales and operating presence in Europe and also entered 3D consumer electronics with a number of 3D technologies for the home and elsewhere. In December 2009, Fox released Avatar worldwide, including on approximately 4,200 RealD-enabled screens. In 2010, we established a RealD sales and operating presence in China and Hong Kong. In 2012, we established a RealD sales and operating presence in Russia. In 2013, RealD surpassed 20,000 3D-equipped cinema screens worldwide and we also established a RealD sales and operating presence in Latin America.

Licensees

        In our cinema business, our primary licensees are motion picture exhibitors that use our RealD Cinema Systems, including 14 of the top 17 motion picture exhibition groups in the world. As of March 31, 2013, we had multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. However, our license agreements typically do not obligate motion picture exhibitors to deploy a specific number of our RealD Cinema Systems according to a specific timeline. License revenue from AMC, Cinemark and Regal together comprised approximately 22% of our gross license revenue in the year ended March 31, 2013, 24% in the year ended March 23, 2012 and 23% in the year ended March 25, 2011. No licensee accounted for more than 10% of our gross license revenue in fiscal 2013, 2012 or 2011.

Sales and marketing

        We market and license our technologies throughout the 3D motion picture, 3D consumer electronics and professional industries through an internal sales team. We maintain sales offices in the United States, the United Kingdom, Russia, Japan, Hong Kong, China and Brazil.

        We focus our marketing efforts on motion picture studios and exhibitors, consumer electronics manufacturers, interactive game companies, content producers and content distributors. We reach these customers primarily through industry trade shows, public relations and our website and studio events.

Research and development

        We believe we must continue to develop or acquire innovative technologies on a regular basis to maintain our competitive edge. We monitor trends in the 3D motion picture, 3D consumer electronics and professional industries to stay abreast of new developments. We further monitor relevant intellectual property and other public domain information. Our research and development is focused on building and testing licensed products that could potentially incorporate our 3D technologies. Once the proof of concepts are built and tested, our 3D technologies are licensed to motion picture exhibitors and consumer electronics manufacturers.

        Our research and development expenses were $19.5 million for the year ended March 31, 2013, $16.5 million for the year ended March 23, 2012 and $15.6 million for the year ended March 25, 2011. In addition, we have made significant investments in intellectual property through acquisitions, including our acquisitions of Stereographics and ColorLink.

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

        RealD eyewear.    Our RealD eyewear is an integral part of our RealD Cinema Systems. Our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion and is comfortable and sanitary, which we believe provides convenience to consumers. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage worldwide manufacturing and distribution of RealD eyewear. Domestically, we operate a recycling program for our RealD eyewear. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. As a result, we are one of the world's largest distributors of passive 3D eyewear. Our recyclable eyewear is designed to fit comfortably on most viewers and easily over prescription eyewear. We also make available kids size RealD 3D eyewear. With the growth of 3D motion picture productions and releases, we anticipate that a market for personal and customized RealD eyewear will emerge.

        RealD installation, repair and maintenance services.    We hire independent contractors to perform installation, repair and maintenance services related to our RealD Cinema Systems.

Competition

        The market for 3D visual display technologies is highly competitive.

        Our primary competitors for our RealD Cinema Systems include Dolby Laboratories, Inc., or Dolby, X6D Limited, or xpanD, MasterImage 3D, LLC, or MasterImage, Sony Electronics, or Sony, and IMAX Corporation, or IMAX. As of December 31, 2012, these and other competitors had enabled approximately 23,800 worldwide theater screens, collectively, as compared to our approximately 22,200 RealD-enabled worldwide theater screens (which subsequently increased to approximately 22,700 screens as of March 31, 2013). Consumers may be more familiar with some of our competitors' brands in the motion picture industry. However, we believe we differentiate ourselves from our competitors in the motion picture industry for reasons that include the following:

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

  •
  compared to most of our competitors' eyewear in the motion picture industry, our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion; and

  •
  our RealD eyewear model requires fewer personnel (no active collecting or washing by motion picture exhibitors) and reduces motion picture exhibitors' loss from theft and breakage.

        Our primary competitors in 3D visual display technologies include consumer electronics companies who are developing 3D visual display devices, including LG and active 3D eyewear manufacturers including Xpand. While the 3D consumer electronics industry is new and rapidly developing, we must compete with companies that enjoy competitive advantages in the consumer electronics industry.

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

        We have multiple patents covering unique aspects and improvements for many of our technologies. As of March 31, 2013, we had over 241 patent families comprising approximately 191 individual issued patents and approximately 369 pending patent applications in approximately 18 jurisdictions worldwide. Our issued patents are scheduled to expire at various times between May 2013 and January 2038. Of these, two patents are scheduled to expire in 2013, five patents are scheduled to expire in 2014, and nine patents are scheduled to expire in 2015. We believe the expiration of these patents will not adversely affect our business. Our patents are used in the areas of algorithms, autostereo, eyewear, projection, format, direct view, retarder stack filters, polarization switches, eyewear protection, color switching and other areas. We currently derive our license revenue principally from our RealD Cinema Systems. Patents relating to our RealD Cinema Systems generally expire between 2013 and 2038. We pursue a general practice of filing patent applications for our technology in the United States and outside of the United States where our licensees manufacture, distribute or sell licensed products and where our competitors manufacture, distribute or sell competing products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We also from time to time acquire intellectual property through acquisition, such as our purchase of a portfolio of 2D-3D conversion patents from DDMH, and our acquisitions of Stereographics and ColorLink.

        We have approximately 67 trademark and service mark registrations and pending applications worldwide for a variety of word marks, logos and slogans. Our registered and common law trademarks are an integral part of our licensing program and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.

Employees

        As of March 31, 2013, we had 163 employees located in the United States, Canada, the United Kingdom, Japan, Hong Kong, Taiwan, China and Russia. Approximately 36 are engaged in research and development, approximately 38 are in operations, and approximately 89 are in sales and general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Item 1A.    Risk Factors

        The following risk factors and other information included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business, results of operations, financial condition and/or liquidity. If any of these events or the following risks actually occur, our business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment.

Risks relating to our business

         If motion pictures that can be viewed with RealD Cinema Systems are not made or are not commercially successful, our revenue will decline.

        Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London's Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content and therefore, we rely on motion picture studios producing and releasing 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. If consumers' recent renewed interest in the 3D viewing experience fails to grow or, as in recent periods, domestic consumer preferences trend towards viewing motion pictures in 2D rather than 3D, box office performance may suffer and motion picture studios may reduce the number of 3D motion pictures they produce. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of two-dimensional motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal 2013 compared to fiscal year 2012. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film's release date from one accounting period to another could adversely affect our financial condition, results of operations and business.

         If motion picture exhibitors do not continue to use our RealD Cinema Systems or experience financial difficulties, our growth and results of operations could be adversely affected.

        Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether they will renew their license agreements with us at the end of their term or whether we or any of our existing motion picture exhibitor licensees may now or in the future be in breach of those agreements. If motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then motion picture studios may not produce and release 3D motion pictures and our revenue could be materially and adversely affected.

        In addition, license revenue from AMC, Cinemark and Regal together comprised approximately 22% of our gross license revenue in the year ended March 31, 2013, 24% in the year ended March 23, 2012 and 23% in the year ended March 25, 2011. Any inability or failure by motion picture exhibitors to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

         A deterioration in our relationships with the major motion picture studios could adversely affect our business and results of operations.

        The six major motion picture studios accounted for approximately 76% of domestic box office revenue and all 10 of the top 10 grossing 3D motion pictures in calendar year 2012. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. We understand that at least one motion picture studio is seeking a change to the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute with a motion picture studio over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects.

         If motion picture exhibitors do not continue converting analog theaters to digital or the pace of conversions slows, our future prospects could be limited and our business could be adversely affected.

        Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors from analog to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a silver screen and our RealD Cinema System in order to display motion pictures in RealD 3D. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. As of December 31, 2012, approximately 85% of domestic theater screens had converted to digital and approximately 60% of the international theater screens had been converted. If the market for digital cinema develops more slowly than expected, or if the motion picture exhibitors we have agreements with delay or abandon the conversion of their theaters from analog theaters to digital, our ability to grow our revenue and our business could be adversely affected. While DCIP and Cinedigm financing provided funding for the digital conversion of domestic theater screens operated by many of our licensees, there has not been a similar effort to organize digital conversion in certain geographies outside North America. If the pace of digital conversion outside of the United States does not follow that which occurred inside the United States, our revenue may not grow or may decline, and our business could be adversely affected.

         If the deployment of our RealD Cinema Systems is delayed or not realized, our future prospects could be limited and our business could be adversely affected.

        We have license agreements with motion picture exhibitors that give us the right, subject to certain exceptions, to deploy our RealD Cinema Systems if a location under contract is already equipped with our systems. Under the terms of these agreements, the motion picture exhibitor licensees may choose to install additional 3D digital projector systems. However, our license agreements do not obligate our licensees to deploy a specific number of our RealD Cinema Systems. Numerous factors beyond our control could influence when and whether our RealD Cinema Systems will be deployed, including motion picture exhibitors' ability to fund capital expenditures, or their decision to delay or abandon the conversion of their theaters to digital projection or reduce the number of 3D motion pictures exhibited in their theaters, and our ability to secure adequate supplies of components comprising our RealD Cinema System in any given period. If motion picture exhibitors delay, postpone or decide not to deploy RealD Cinema Systems at the number of screens they have announced, or we are unable to deploy our RealD Cinema Systems in a timely manner, our future prospects could be limited and our business could be adversely affected.

         We have a history of net losses and may suffer losses in the future.

        While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in our fiscal years ended 2013, 2011, 2010 and 2009. Our revenues declined in our fiscal year 2013 as compared to the prior year. If we cannot return to sustainable revenue growth and profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

         Any inability to protect our intellectual property rights could reduce the value of our 3D technologies and brand, which could adversely affect our financial condition, results of operations and business.

        Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our licensees operate, such as China. For example, we believe competitors may be introducing large-screen 3D cinema screen formats that potentially infringe on our intellectual property rights in China to unfairly compete against us. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

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

         Any failure to maintain the security of information relating to our customers, employees, licensees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

        In connection with the sales and marketing of our products and our entering into licensing arrangements with motion picture exhibitors, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, licensees and suppliers, as well as our business. We have procedures in place to safeguard such data and information and as a result of those procedures, to our knowledge, computer hackers have been unable to gain access to the information stored in our information systems. However, cyber-attacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures or those that we do business with in the future and obtain the personal information of our customers, employees, licensees and suppliers or our business information. A security breach of any kind could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share and have an adverse effect on our financial results.

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

        Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality 3D technologies. If problems with our 3D technologies cause motion picture exhibitors, consumer electronics manufacturers or other licensees to experience operational disruption or failure or delays in the delivery of their products and services to their customers, our brand and reputation could be diminished. Maintaining and strengthening our brand and reputation may be particularly challenging as we enter new businesses in which we have limited experience, such as 3D consumer electronics. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

         Competition from other providers of 3D technologies to the motion picture industry could adversely affect our business.

        The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and XpanD, with IMAX increasing market share in recent periods. In addition, other companies, including motion picture exhibitors and studios and smaller competitors in international markets, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may enjoy competitive advantages, such as greater financial, technical, marketing and other resources than we do, greater market share and name recognition than we have or may have more experience or advantages in the businesses in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that our margins in future periods will increase.

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

        Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D technologies that may compete directly with or render our 3D technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and compete with or render our 3D technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to continue to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries, even in years like 2013 where our revenues declined, and our profitability may suffer adversely impacting our financial condition. However, we may not be able to develop and effectively market new 3D technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

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

         Our limited operating history in 3D consumer electronics and the uncertainty of consumer interest in 3D consumer electronics products presents risk to our ability to achieve success in this area.

        Our 3D visual display technologies have only recently been made available to certain consumer electronics manufacturers and electronics component suppliers to enable 3D viewing on high definition televisions, laptops and other displays. These agreements are not exclusive and to date, we have not generated revenue of any material significance from these arrangements. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand and income potential for our 3D visual display technologies is unproven. In addition, because 3D consumer electronics technologies continue to quickly evolve, we have limited insight into trends that may emerge and affect our business, including whether consumers will widely adopt 3D-enabled visual display devices at all. In addition, our competitorsmay offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D technologies. As a result, our future prospects could be adversely affected if we make errors in predicting and reacting to relevant business trends and consumer demand, or if consumer electronics manufacturers choose not to use our 3D technologies in their visual display devices.

         If consumer electronics manufacturers limit, delay or cease their use of our 3D technologies in high definition televisions, laptops and other displays or such products are not accepted by consumers, our potential growth will be significantly reduced.

        We are dependent on consumer electronics manufacturers to use our RealD Display, active and passive eyewear and RealD Format technologies with their high definition televisions, laptops, tablets, smart phones and other displays, and for content distributors to deliver 3D content via cable, satellite, broadcast, packaged media and the Internet. While we have entered into agreements with some consumer electronics manufacturers regarding the use of our 3D technologies in various consumer electronics products, these agreements are not exclusive, and we can give no assurances that these consumer electronics manufacturers will utilize our 3D technologies or that there will be sufficient consumer demand for 3D electronics products. In addition, since 3D consumer electronics technologies are still emerging, it is unclear if consumers will widely adopt viewing 3D content in the home and elsewhere as an attractive alternative to the 2D viewing experience. After having jointly announced with Samsung a license agreement in May 2011 which we had expected to lead to the incorporation of our RDZ™ 3D display technology into LCD panels manufactured by Samsung, Samsung's initiative to manufacture panels under the license agreement with us is no longer being pursued. The cost or lack of consumer interest in 3D technologies may cause consumer electronics manufacturers to limit, delay or cease their use of our 3D technologies. In addition, our competitors in 3D consumer electronics technologies may offer consumers superior technology or lower prices which may reduce the demand for our RealD 3D-enabled consumer electronic devices. As a result, our future prospects could be adversely affected if consumer electronics manufacturers choose not to use our 3D technologies in their devices.

         Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

        We have built our business, in part, through acquisitions of intellectual property and other assets, including Stereographics Corporation, a California ("Stereographics") in 2005 and ColorLink Inc., a Delaware corporation ("ColorLink") in 2007. We intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management's time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

        We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures or stock repurchases which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, in April 2012, we entered into a secured credit facility agreement with City National Bank, or City National, to increase our borrowing capacity to an aggregate of $125 million. We may draw on our secured credit facility to fund growth initiatives and repurchase our common stock. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under our credit agreements which will have a material and adverse effect on our business, results of operations and financial condition.

         Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

        In April 2012, we entered into a secured credit facility agreement with City National which provides the Company with:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the "Term Loan Facility").

        The Revolving Facility and the Term Loan Facility replaced pre-existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        Our obligations under our secured credit facility are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink and Stereographics.

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

        The amount of our indebtedness could have important consequences, including the following:

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

        Our indebtedness was $47.5 million as of March 31, 2013. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

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

        We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 50% in fiscal 2013, 49% in fiscal 2012 and 55% in fiscal 2011. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

        Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. We understand that at least one major motion picture studio is seeking a change to the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that profitability in our RealD eyewear business may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

         Economic conditions beyond our control could reduce consumer demand for our 3D technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

        The global economic environment since late 2008 has been volatile and continues to pose risks. The economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending or consumer preference for lower-cost 2D motion pictures, resulting in lower motion picture box office revenue. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D technologies, any of which could cause our business, revenue and growth prospects to suffer.

         The loss of members of our management or research and development teams could substantially disrupt our business operations.

        Our success depends to a significant degree upon the continued individual and collective contributions of our management and research and development teams. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors and consumer electronics manufacturers and the research and development of our 3D technologies. The loss of any of these individuals, including Michael V. Lewis, our Chairman and Chief Executive Officer or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business, and could substantially disrupt our business operations. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

         Our ability to use our net operating loss carryforwards could be subject to additional limitation if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.

        While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion under the heading "Management's discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures" in Part II, Item 7 of this Annual Report on Form 10-K), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company is performing a study to determine the extent of the limitation, if any. It is possible that our initial public offering, or IPO, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

         Changes in accounting may affect the Company's reported earnings and operating income.

        U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company's business, such as revenue recognition, film accounting, accounting for pensions and other postretirement benefits, accounting for income taxes, and treatment of goodwill or long lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management's estimates, or changes in the Company's products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

        Beginning in the first quarter of fiscal 2014 that ends on June 30, 2013, RealD intends to modify its definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under RealD's expanded credit facility. As a result, for future reporting periods, RealD will no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

         We face risks in conducting business in China, Russia and other emerging economies.

        We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, Greater China and Russia are among the Company's largest and fastest growing market opportunities. As of March 31, 2013, our RealD Cinema Systems were deployed and operated in approximately 1,200 cinema screens in Greater China and Russia on a combined basis, with an additional approximately 1,400 screens under contract within these markets. We believe that our sales of products and services in China, Russia and other emerging economies will expand in the future to the extent that the use of digital technologies increases in these countries, including in movies and theaters, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the U.S., Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

         We face risks associated with international trade and currency exchange.

        We maintain sales, marketing, and business operations in foreign countries. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. While we may derive nearly all of our revenue from our foreign business operations in transactions denominated in U.S. dollars, a substantial portion of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability.

Risks related to owning our common stock

         The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

        Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of June 4, 2013, our common stock has subsequently traded as high as $35.60 and as low as $7.85. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

        As of March 31, 2013, we had 49,365,135 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

        In addition, as of March 31, 2013, there are 9,960,185 shares underlying options and restricted stock units and we have an aggregate of 2,938,973 shares of common stock reserved for future issuance under our equity incentive plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

         Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of March 31, 2013, our directors and executive officers, together with their affiliates, beneficially owned approximately 18% of our outstanding common stock. Of this 18%, approximately 12% was beneficially owned by Michael V. Lewis, our chairman and chief executive officer.

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

Item 1B.    Unresolved staff comments

        None.

Item 2.    Properties

        Our principal properties as of March 31, 2013 are set forth below:

        Our corporate headquarters and principal operations are located in Beverly Hills, California, where we lease and occupy approximately 43,500 square feet. The term of our lease for our Beverly Hills corporate headquarters expires in August 2021, with an option to extend the term of the lease for one additional five-year period.

        We also have two facilities in Boulder, Colorado, where we lease and occupy a total of approximately 93,700 square feet. The terms of these leases expire in August 2016 and June 2024. One of the leases has an option to extend for four additional five-year periods.

        We also have offices outside London in Hemel Hempstead and Oxford, United Kingdom where we lease and occupy a total of approximately 7,400 square feet. The term of one lease expires in January 2020 and the other is month-to-month.

        We also have offices in Tokyo, Japan where we lease and occupy approximately 1,400 square feet. The term of this lease expires in December 2013.

        We also have offices in Shanghai, China where we lease and occupy approximately 300 square feet. The term of this lease expires in January 2016.

        We also have offices in Beijing, China where we lease and occupy approximately 500 square feet. The term of this lease expires in November 2013.

        We also have offices in Wan Chai, Hong Kong where we occupy approximately 160 square feet. The terms of these agreements expire in July 2014.

        We also have offices in Moscow, Russia where we lease and occupy approximately 440 square feet. The term of this lease expires in October 2013.

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

Item 4.    Mining Safety Disclosures

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

	Prices
	High	Low
Fiscal year ended March 31, 2013
First quarter	$13.92	$10.92
Second quarter	$15.14	$8.92
Third quarter	$11.21	$8.80
Fourth quarter	$13.10	$10.59
Fiscal year ended March 23, 2012:
First quarter	$35.60	$19.51
Second quarter	$24.89	$9.47
Third quarter	$13.30	$7.85
Fourth quarter	$13.18	$7.89

        On May 30, 2013, the last reported sales price of our common stock on the New York Stock Exchange was $15.52 per share. According to the records of our transfer agent, we had 49,427,042 stockholders of record of our common stock on May 30, 2013. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock repurchase program

        On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. On December 17, 2012, our board of directed approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company's stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

        Pursuant to the stock repurchase plan authorized by our board of directors, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million during the fiscal year ended March 31, 2013.

        For the three-month period ended March 31, 2012, we repurchased 1,106,030 shares of common stock at an average price of $11.47 for an aggregate purchase price of approximately $12.7 million, all of which were made pursuant to our stock repurchase plan, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands)
January 1, 2013 to January 31, 2013	393,772	$10.90	393,772	$22,950
February 1, 2013 to February 28, 2013	355,282	$11.55	355,282	$18,846
March 1, 2013 to March 31, 2013	356,976	$12.02	356,976	$14,555

Total	1,106,030	$11.47	1,106,030

Equity compensation plan information

        The following table summarizes our equity compensation plans as of March 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remainaing Avaialble for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders approved by security holders(1)	9,960,185	$12.78	2,938,973
Equity compensation plans not approved by security holders not approved by security holders	—	—	—

Total revenues	9,960,185	$12.78	2,938,973

(1)
The weighted average exercise price under column (b) with respect to equity compensation plans does not include shares issuable upon the vesting of oustanding restricted stock units which have no exercise price.

Comparison of stockholder return

        The following graph compares the cumulative total return for the period from July 16, 2010 to March 31, 2013 provided to stockholders on RealD Inc.'s common stock relative to the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Bloomberg Hollywood Reporter Index.

Comparison of Cumulative Total Return*
Among the NYSE Composite Index, the Russell 2000 Index
and the Bloomberg Hollywood Reporter Index

	July 16, 2010	September 24, 2010	December 24, 2010(1)	March 25, 2011	June 24, 2011	September 23, 2011	December 23, 2011	March 23, 2012	June 22, 2012	September 21, 2012	December 31, 2012	March 31, 2013
RealD Inc.	$100.00	$102.19	$177.63	$147.81	$153.81	$67.88	$53.69	$81.75	$87.00	$57.31	$70.06	$81.25
NYSE Composite Index	$100.00	$109.32	$119.33	$125.98	$121.59	$103.89	$116.13	$127.18	$119.35	$132.15	$134.22	$145.69
Russell 2000 Index	$100.00	$110.18	$129.93	$136.07	$132.16	$108.46	$124.84	$139.01	$130.31	$144.32	$143.97	$161.81
Bloomberg Hollywood Reporter Index	$100.00	$114.71	$128.91	$144.50	$146.94	$106.88	$106.04	$126.43	$111.62	$123.03	$131.76	$166.04

*
Assumes that $100.00 was invested in RealD common stock and in each index at market closing prices on July 16, 2010, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

        The selected consolidated statement of operations data for the years ended March 31, 2013, March 23, 2012 and March 25, 2011 and the selected consolidated balance sheet data as of March 31, 2013 and March 23, 2012, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods.

	Year ended
(in thousands, except per share data)	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009
Consolidated Statement of Operations Data:
Net revenue	$215,552	$246,628	$246,136	$149,846	$39,675
Cost of revenue	125,360	117,938	178,396	140,603	27,107
Gross margin	90,192	128,690	67,740	9,243	12,568
Operating expenses:
Research and development	19,454	16,500	15,582	11,021	8,915
Selling and marketing	25,266	27,682	24,139	16,811	11,009
General and administrative	47,830	42,189	35,835	15,638	7,940
Total operating expenses	92,550	86,371	75,556	43,470	27,864
Operating income (loss)	(2,358)	42,319	(7,816)	(34,227)	(15,296)
Interest expense, net	(1,483)	(971)	(919)	(1,730)	(949)
Other income (loss)	(982)	782	6,182	(1,112)	100
Income tax expense	5,064	5,105	4,272	2,680	219
Net income (loss)	(9,887)	37,025	(6,825)	(39,749)	(16,364)
Accretion of preferred stock	—	—	(4,934)	(12,372)	(9,826)
Net income (loss) attributable to RealD Inc. common stockholders	$(9,690)	$36,869	$(12,289)	$(51,225)	$(25,463)
Basic earnings (loss) per share of common stock(1)	$(0.19)	$0.68	$(0.29)	$(2.09)	$(1.06)
Diluted earnings (loss) per share of common stock(1)	$(0.19)	$0.65	$(0.29)	$(2.09)	$(1.06)
Shares used in computing basic earnings (loss) per share of common stock(1)	52,345	54,352	41,933	24,500	24,027
Shares used in computing diluted earnings (loss) per share of common stock(1)	52,345	56,852	41,933	24,500	24,027

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,020	$24,894	$16,936	$13,134	$15,704
Total assets	273,048	302,175	280,147	162,146	96,548
Total indebtedness (including short-term indebtedness)	47,500	25,000	2,310	31,396	14,863
Mandatorily redeemable convertible preferred stock	—	—	—	62,831	50,459
Total equity (deficit)	$149,189	$197,606	$145,100	$(41,886)	$(31,945)

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009
Consolidated Other Data:
Capital expenditures	$34,290	$61,468	$102,643	$30,161	$12,072
Depreciation and amortization	33,131	28,266	15,737	7,952	5,598
Adjusted EBITDA(2)	$63,323	$104,395	$62,195	$22,727	$1,072
Cash flows provided by (used in):
Operating activities	$79,697	$43,001	$35,098	$15,135	$10,134
Investing activities	(37,900)	(57,469)	(87,031)	(29,636)	(12,107)
Financing activities	$(35,786)	$22,426	$55,735	$11,931	$8,229

	Year ended
(approximate numbers)	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010	March 27, 2009
Number of RealD-enabled screens (at period end):
Total domestic RealD-enabled screens	12,800	11,700	8,700	3,400	1,700
Total international RealD-enabled screens	9,900	8,500	6,300	1,900	400

Total RealD-enabled screens	22,700	20,200	15,000	5,300	2,100
Number of locations with RealD-enabled screens (at period end):
Total locations with domestic RealD-enabled screens	2,800	2,600	2,300	1,800	1,100
Total locations with international RealD-enabled screens	2,700	2,500	2,200	1,200	400

Total locations with RealD-enabled screens	5,500	5,100	4,500	3,000	1,500

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

        Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Net income (loss)	$(9,887)	$37,025	$(6,825)

Add (deduct):
Interest expense, net	1,483	971	919
Income tax expense	5,064	5,105	4,272
Depreciation and amortization	33,131	28,266	15,737
Other (income) loss(1)	982	(782)	(6,182)
Share-based compensation expense(2)	18,474	15,744	8,950
Exhibitor option expense(3)	—	—	36,447
Impairment of assets and intangibles(4)	8,679	10,269	1,128
Sales and use tax(5)	3,950	6,363	6,484
Property tax(6)	1,447	1,434	1,090
Management fee(7)	—	—	175

Adjusted EBITDA	$63,323	$104,395	$62,195

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

        We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan, in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

        Beginning in the first quarter of fiscal 2014 that ends on June 30, 2013, RealD intends to modify its definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under RealD's expanded credit facility. As a result, for future reporting periods, RealD will no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

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

Overview

        We are a leading global licensor of 3D technologies. Our extensive intellectual property portfolio is used in applications that enable a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers, content providers and distributors to enable the delivery and viewing of 3D content on a variety of visual displays and devices.

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

Key business metrics

        Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

  •
  RealD box office.    Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens. Estimated international box office on RealD-enabled screens is the estimated 3D box office generated on RealD-enabled international screens. RealD's estimates of box office on RealD-enabled screens rely on box office tracking data. International box office reflects RealD's estimates of international box office generated on RealD-enabled screens in 20 foreign countries where box office tracking is available. RealD estimates these countries represent approximately 85% of RealD's international license revenues.

  •
  Number of 3D motion pictures.    Total 3D motion pictures are the number of 3D motion pictures released domestically in North America during the relevant period.

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

        The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Year ended
(approximate numbers, in millions)	March 31, 2013	March 23, 2012
Estimated box office on RealD enabled screens (generated during the period)
Estimated box office on RealD enabled domestic screens	1,297	1,424
Estimated box office on RealD enabled international screens	1,602	1,595

Total estimated box office on RealD enabled screens	2,899	3,019

	Year ended
(approximate numbers)	March 31, 2013	March 23, 2012	March 25, 2011
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	12,800	11,700	8,700
Total international RealD enabled screens	9,900	8,500	6,300

Total RealD enabled screens	22,700	20,200	15,000
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,800	2,600	2,300
Total international locations with RealD enabled screens	2,700	2,500	2,200

Total locations with RealD enabled screens	5,500	5,100	4,500

Number of 3D motion pictures (released domestically during period)	35	36	26

        Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption "Non-U.S. GAAP discussion."

Opportunities, trends and factors affecting comparability

        We have rapidly evolved and expanded our business since we acquired ColorLink in March 2007. This expansion has included hiring most of our senior management team, acquiring and growing our research and development facility in Boulder, Colorado, and building infrastructure to support our business. These investments in and changes to our business have allowed us to significantly increase our revenue and key business metrics. We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales and marketing presence in the United States, Europe, Asia, Latin America, Russia and other geographic regions, enhance and expand our technology and product offerings and pursue strategic acquisitions. For example, in 2012 we established a RealD sales and operating presence in Russia, and in 2013 we established a RealD sales and operating presence in Latin America.

        On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter of fiscal 2013 ended on December 31, 2012, which added 10 extra days to the fiscal year ended March 31, 2013 when compared to the fiscal year ended March 23, 2012. As a result, our fiscal year

2013 ended on March 31, 2013 instead of on March 22, 2013 as formerly planned under RealD's historical accounting period configuration.

Cinema

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. The growth in 3D screens worldwide combined with growth in the number of 3D motion pictures has led to an increase in the worldwide box office generated by 3D screens in recent years. In 2012, 3D-enabled screens generated an estimated $7.3 billion in worldwide 3D box office (according to provisional figures from IHS), representing 21% of the $34.7 billion in total worldwide box office in 2012. Six of the top 10 grossing films worldwide in 2012 were exhibited in RealD 3D. As of March 31, 2013, there were approximately 22,700 RealD-enabled screens worldwide as compared to approximately 20,200 RealD-enabled screens worldwide as of March 23, 2012, an increase of 2,500 RealD-enabled screens or 12%. Based on the slate announcements by motion picture studios, we anticipate that approximately 36 3D motion pictures will be released worldwide in our fiscal year 2014, including sequels to successful major motion picture franchises, such as Iron Man, Thor, The Hobbit, Star Trek, 300, Monsters, Despicable Me, The Smurfs and Cloudy with a Chance of Meatballs.

Other visual display technologies

        We make available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers, content providers and distributors to enable 3D in high definition televisions, laptops, tablets, smartphones and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including The Avengers, The Hobbit: An Unexpected Journey, The Amazing Spider-Man, Madagascar 3: Europe's Most Wanted, Life of Pi, Iron Man 3 and Star Trek Into Darkness is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

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

        We generate product revenue from the distribution of RealD eyewear to motion picture studios and exhibitors worldwide. In domestic market (the United States and Canada), we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Product revenue is principally derived from the use and sale of RealD eyewear. International revenue is primarily earned in Europe, Central and Latin America, Asia and Australia.

        Our cinema business is strongly tied to the release of 3D motion pictures. These motion pictures tend to be released based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures typically being released in the summer and early winter. Although we have not yet generated material revenue licensing our other 3D visual display technologies, we endeavor to incorporate our 3D technologies in visual displays for laptop computers, personal computers, tablets, mobile phones and other devices, and we anticipate that these licensing relationships may generate future license fees on a per unit basis.

        We record revenue net of motion picture exhibitor stock options, as discussed more fully immediately below, and estimated revenue allowances.

        Upfront payments for the purchase of RealD eyewear and license fees associated with certain motion picture exhibitor license agreements are recorded as deferred revenue until the applicable revenue recognition criteria are met.

        Motion picture exhibitor stock options.    In connection with some of our motion picture exhibitor license agreements, we issued to three motion picture exhibitors 10-year options to purchase an aggregate of 3,668,340 shares of our common stock at an exercise price of approximately $0.00667 per share. The stock options vested upon the achievement of screen installation targets, which have all been achieved. The stock options do not have net cash settlement features. Motion picture exhibitor stock options are valued at the underlying stock price during each reporting period. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized. The amount recorded as revenue reduction totaled $36.4 million for the year ended March 25, 2011. There were no amounts recorded as revenue reduction related to exhibitor options for the year ended March 31, 2013 and March 23, 2012.

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

        General and administrative.    General and administrative costs principally consist of personnel costs related to our executive, legal, finance, and human resources staff, professional fees including legal and accounting costs, occupancy costs, bad debt expense and public company costs. Additionally, general and administrative costs include sales, use, goods and services tax, and property taxes. For our U.S. cinema license and product revenue, we absorb the majority of sales and use taxes and generally do not pass such costs on to our customers.

Results of operations

        The following table sets forth our consolidated statements of operations and other data for each of the periods indicated:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Consolidated statements of operations data:
Gross revenue	$215,552	$246,628	$282,583
Motion picture exhibitor options	—	—	(36,447)

Net revenue	215,552	246,628	246,136
Cost of revenue	125,360	117,938	178,396

Gross margin	90,192	128,690	67,740
Operating expenses:
Research and development	19,454	16,500	15,582
Selling and marketing	25,266	27,682	24,139
General and administrative	47,830	42,189	35,835

Total operating expenses	92,550	86,371	75,556

Operating income (loss)	(2,358)	42,319	(7,816)
Interest expense, net	(1,483)	(971)	(919)
Other income (loss)	(982)	782	6,182

Income (loss) before income taxes	(4,823)	42,130	(2,553)
Income tax expense	5,064	5,105	4,272

Net income (loss)	(9,887)	37,025	(6,825)
Net (income) loss attributable to noncontrolling interest	197	(156)	(530)
Accretion of preferred stock	—	—	(4,934)

Net income (loss) attributable to RealD Inc. common stockholders	$(9,690)	$36,869	$(12,289)

Other data:
Adjusted EBITDA(1)	$63,323	$104,395	$62,195

(1)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "—Non-U.S. GAAP discussion."

        The following table sets forth our consolidated statements of operations and other data as a percentage of net revenue for each of the periods indicated:

	Year ended
	March 31, 2013	March 23, 2012	March 25, 2011
Net revenue	100%	100%	100%
Cost of revenue	58.2	47.8	72.5

Gross margin	41.8	52.2	27.5
Operating expenses:
Research and development	9.0	6.7	6.3
Selling and marketing	11.7	11.2	9.8
General and administrative	22.2	17.1	14.6

Total operating expenses	42.9	35.0	30.7

Operating income (loss)	(1.1)	17.2	(3.2)
Interest expense, net	(0.7)	(0.4)	(0.4)
Other income (loss)	(0.5)	0.3	2.5

Income (loss) before income taxes	(2.2)	17.1	(1.0)
Income tax expense	2.3	2.1	1.7

Net income (loss)	(4.6)	15.0	(2.8)
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)	0.2
Accretion of preferred stock	—	—	(2.0)

Net income (loss) attributable to RealD Inc.
common stockholders	(4.5)%	14.9%	(5.0)%
Other data:
Adjusted EBITDA(1)	29.4%	42.3%	25.3%

(1)
For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see "—Non-U.S. GAAP discussion."

        The following table sets forth share-based compensation and depreciation and amortization included in the above line items:

	Year Ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Share-based compensation
Cost of revenue	$807	$458	$160
Research and development	2,185	2,604	1,470
Selling and marketing	5,258	4,776	2,937
General and administrative	10,224	7,906	4,383

Total	$18,474	$15,744	$8,950

	Year Ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Depreciation and amortization
Cost of revenue	$29,300	$25,948	$14,971
Research and development	1,943	1,350	481
Selling and marketing	295	229	84
General and administrative	1,593	739	201

Total	$33,131	$28,266	$15,737

        In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue and other revenue).

Fiscal year ended March 31, 2013 compared to fiscal year ended March 23, 2012

Revenue

        For the fiscal year ended March 31, 2013, total revenue decreased $31.1 million to $215.6 million compared to $246.6 million for the fiscal year ended March 23, 2012.

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	Amount change	Percentage change
Revenue:
License revenue	$137,752	$147,801	$(10,049)	(7)%
Product and other	77,800	98,827	(21,027)	(21)%

Total revenue	$215,552	$246,628	$(31,076)	(13)%

Other data:
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	12,800	11,700	1,100	9%
Total international RealD enabled screens	9,900	8,500	1,400	16%

Total RealD-enabled screens	22,700	20,200	2,500	12%
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,700	2,500	200	8%
Total international locations with RealD enabled screens	2,800	2,600	200	8%

Total locations with RealD enabled screens	5,500	5,100	400	8%
Number of 3D motion pictures (released domestically during period)	35	36	(1)	(3)%

        The decrease in total revenue during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 23, 2012 was primarily due to a decrease in license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 50% of total revenue for the fiscal year ended March 31, 2013 as compared to 49% for the fiscal year ended March 23, 2012. The overall decrease in revenues attributable to international markets was driven primarily by a decrease in sales of RealD eyewear.

        For the fiscal year ended March 31, 2013, there were 26 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the fiscal year ended March 31, 2013 included the following: The Avengers ($14.0 million), The Hobbit: An Unexpected Journey ($8.7 million), Ice Age: Continental Drift ($7.6 million), The Amazing Spider-Man ($6.7 million), Life of Pi ($6.7 million), Madagascar 3: Europe's Most Wanted ($6.4 million), Men in Black III ($4.9 million), Brave ($4.4 million), Titanic (re-release) ($3.8 million) and Oz: the Great and Powerful ($3.8 million).

        For the fiscal year ended March 23, 2012, there were 27 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue for the fiscal year ended March 23, 2012 included the following: Transformers: Dark of the Moon ($11.3 million), Harry Potter and the Deathly Hallows Part 2 ($10.9 million), Pirates of the Caribbean: On Stranger Tides ($9.3 million), Thor ($5.8 million), Kung Fu Panda 2 ($5.8 million), Puss in Boots ($5.6 million), The Smurfs ($5.4 million), Rio ($5.3 million), Cars 2 ($4.9 million) and The Adventures of Tintin ($4.7 million).

        License revenues comprised 64% and 60% of total revenue for the fiscal years ended March 31, 2013 and March 23, 2012, respectively. International license revenues comprised 59% and 56% of our license revenues for the fiscal years ended March 31, 2013 and March 23, 2012, respectively.

        The decrease in our product and other revenue in the fiscal year ended March 31, 2013, as compared to the fiscal year ended March 23, 2012, was primarily a result of a decrease in the volume of eyewear consumed or sold to our domestic and international markets and a decrease in the average revenue per unit. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product and other revenues comprised of $27.0 million, or 35% and $37.6 million, or 37% of total product and other revenues for the fiscal years ended March 31, 2013 and March 23, 2012, respectively. International product and other revenues were 33% of international license revenue for the fiscal year ended March 31, 2013 as compared to 45% for the fiscal year ended March 23, 2012.

        We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage changes as a result of a changing 3D motion picture slate and box office, we may experience additional price pressure from our customers. As a result, our net revenues may increase at a slower rate or decline in future periods.

Cost of revenue

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	Amount change	Percentage change
Revenue	$215,552	$246,628	$(31,076)	(13)%

Cost of revenue:
License	47,243	39,801	7,442	19%
Product and other	78,117	78,137	(20)	(0)%

Total cost of revenue	$125,360	$117,938	$7,422	6%

Gross profit	$90,192	$128,690	$(38,498)	(30)%
Gross margin	42%	52%

        For the fiscal year ended March 31, 2013, our cost of revenue increased primarily due to the costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear in our domestic markets, freight charges related to international expansion and $0.5 million related to the impairment of eyewear tooling equipment. Cost of revenue increased, as a percentage of revenue, to 58% for the fiscal year ended March 31, 2013, as compared to 48% for the fiscal year ended March 23, 2012 due to a reduction in license revenues as well as costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear. The percentage of usage of recycled eyewear may continue to decrease in future periods resulting in lower gross profit and gross margin.

        License cost of revenue increased $7.4 million to $47.2 million for the fiscal year ended March 31, 2013 compared to $39.8 million for the fiscal year ended March 23, 2012 primarily as a result of a $3.7 million increase in depreciation expense resulting from an increase in RealD-enabled screens, $5.9 million in field support and other costs, partially offset by a decrease of $2.1 million in impairment expense. Included in license cost of sales is depreciation expense of $29.0 million and $25.3 million for the fiscal years ended March 31, 2013 and March 23, 2012, respectively. Depreciation expense as a percentage of net license revenue increased to 21% for the fiscal year ended March 31, 2013 from 17% for the fiscal year ended March 23, 2012.

        During the fiscal year ended March 31, 2013, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. For the fiscal year ended March 31, 2013, impairment charged to cost of revenue for all our Cinema Systems totaled $8.0 million, which included the impairment of the related outstanding purchase commitment of $3.5 million.

        During the fiscal year ended March 23, 2012, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration. The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the fiscal year ended March 23, 2012 to cost of revenue for certain of the cinema systems totaled $6.8 million. Impairment expense for all our Cinema Systems totaled $10.3 million for the year ended March 23, 2012.

        Product and other gross profit decreased $21.0 million to a gross loss of $0.3 million for the fiscal year ended March 31, 2013 as compared to a gross profit $20.7 million for the fiscal year ended March 23, 2012. The decrease in our product and other gross profit was primarily a result of the reduced percentage of lower cost recycled eyewear in the total product mix, a reduction of the average eyewear revenue per unit and the volume of eyewear consumed or sold to our domestic and international markets. Product and other gross margin decreased to a negative 0.4% for the fiscal year ended March 31, 2013 as compared to 21% for the fiscal year ended March 23, 2012.

        Film amortization costs included in product and other cost of revenue related to Carmen 3D and Madam Butterfly in 3D. There was no film amortization costs for the year ended March 31, 2013 and $2.8 million for the year ended March 23, 2012.

        Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $4.7 million for the fiscal year ended March 31, 2013 and $5.5 million for the fiscal year ended March 23, 2012, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating expenses

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	Amount change	Percentage change
Research and development	$19,454	$16,500	$2,954	18%
Selling and marketing	25,266	27,682	(2,416)	(9)%
General and administrative	47,830	42,189	5,641	13%

Total operating expenses	$92,550	$86,371	$6,179	7%

        Research and development.    Our research and development expenses increased primarily due to increases of $1.9 million in engineering and prototype expenses, $0.6 million increase of depreciation expense, $0.3 million in occupancy costs, $0.3 million in travel and entertainment expenses and $0.1 million in personnel costs, partially offset by decreases of $0.3 million in professional fees in the fiscal year ended March 31, 2013 compared to the fiscal year ended March 23, 2012. The change in personnel costs includes an increase of $1.0 million in salaries and benefits as the number of research and development personnel increased to 36 from 30, partially offset by decreases of $0.5 million in discretionary and contractual bonuses and $0.4 million in stock compensation expense. We expect to increase our research and development expenses to support our anticipated growth in visual display projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

        Selling and marketing.    Our selling and marketing expenses decreased primarily due to decreases of $1.6 million in selling and marketing costs related to Madam Butterfly in 3D in the fiscal period ended March 31, 2013 as compared to marketing costs related to Carmen in 3D in the fiscal period ended March 23, 2012, both of which we co-produced with London's Royal Opera House, $0.7 million in professional and outside service fees, $0.4 million in personnel costs, partially offset by an increase of $0.4 million in occupancy costs. The change in personnel costs includes increases of $0.1 million in salaries and benefits and $0.5 million in stock compensation expense as the number of selling and marketing personnel increased to 35 from 31, partially offset by decreases of $1.0 million in discretionary and contractual bonuses. Personnel costs and advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2014 and beyond as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, build our consumer electronics business worldwide and market future 3D films.

        General and administrative.    Our general and administrative expenses increased primarily due to a $2.9 million increase in personnel costs. The increase in personnel costs includes increases of $1.3 million in salaries and benefits and $2.3 million in stock based compensation, partially offset by a decrease of $0.7 million in discretionary and contractual bonuses as the number of general and administrative employees increased to 54 from 37. We incurred increases of $2.3 million in legal, professional and outside fees, $1.0 million in general business expenses, $0.9 million in depreciation and amortization expenses, $0.7 million in bad debt expenses $0.6 million in occupancy costs and

$0.3 million in travel and entertainment expenses, to support the growth in our operations, particularly in Asia, Latin America and Russia. These increases were partially offset by decreases of $0.7 million in public company related expenses which include listing, registration, as well as investor relations and compliance fees. Sales and use tax expense decreased $2.4 million to $4.0 million for the fiscal year ended March 31, 2013 as compared to $6.4 million for the fiscal year ended March 23, 2012, primarily due to the decrease in U.S. revenue. We expect to incur additional general and administrative expenses to support the general growth in operations, particularly in international territories, as well as for compliance with SEC reporting requirements, stock exchange listing standards and the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Other

        Interest expense, net.    Net interest expense for the fiscal years ended March 31, 2013 and March 23, 2012 was $1.5 million and $1.0 million, respectively. Our interest expense increased primarily due to increased amount of borrowings under our Credit Agreement.

        Other income (loss).    Other income (loss) was a loss of $1.0 million for the year ended March 31, 2013 as compared to a gain of $0.8 million for the year ended March 23, 2012. Other income (loss) decreased primarily due foreign exchange transaction losses related to our operations from international territories.

        Income tax.    Our income tax expense was $5.1 million for the fiscal year ended March 31, 2013 as compared to $5.1 million for the fiscal year ended March 23, 2012 primarily due to similarities in foreign income tax expense. We expect to incur an increasing amount of income tax expenses that relate to federal and state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

        Noncontrolling interest.    Noncontrolling interest represents a 44.4% interest in our subsidiary, Digital Link II, LLC, or Digital Link II. Digital Link II was formed for purposes of funding the deployment of digital projector systems and servers to our motion picture exhibitor licensees. The increase in the net income attributable to noncontrolling interest was primarily due to a $0.2 million impairment of digital projectors for the fiscal year ended March 31, 2013.

Fiscal year ended March 23, 2012 compared to fiscal year ended March 25, 2011

Revenue

        For the fiscal year ended March 23, 2012, net revenue increased $0.5 million to $246.6 million compared to $246.1 million for the fiscal year ended March 25, 2011.

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	Amount change	Percentage change
Revenue:
Gross license	$147,801	$137,970	$9,831	7%
Motion picture exhibitor options	—	(36,447)	36,447	(100)%

Net license	147,801	101,523	46,278	46%

Product and other	98,827	144,613	(45,786)	(32)%

Total net revenue	$246,628	$246,136	$492	0%

Other data:
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	11,700	8,700	3,000	34%
Total international RealD enabled screens	8,500	6,300	2,200	35%

Total RealD-enabled screens	20,200	15,000	5,200	35%
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,500	2,300	200	9%
Total international locations with RealD enabled screens	2,600	2,200	400	18%

Total locations with RealD enabled screens	5,100	4,500	600	13%
Number of 3D motion pictures (released during period)	36	26	10	38%

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

Cost of revenue

	Year ended
(in thousands)	March 23, 2012	March 25, 2011	Amount change	Percentage change
Revenue	$246,628	$246,136	$492	0%

Cost of Revenue:
License	39,801	17,994	21,807	121%
Product and other	78,137	160,402	(82,265)	-51%

Total cost of revenue	$117,938	$178,396	$(60,458)	-34%

Gross profit	$128,690	$67,740	$60,950	90%
Gross margin	52%	28%

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

        Selling and marketing.    Our selling and marketing expenses increased primarily due to a $2.5 million increase in personnel costs. The change in personnel costs includes an increase of $1.2 million of salaries and benefits and $1.8 million of share-based compensation expense bonuses related to the increase in the number of selling and marketing personnel to 31 at March 23, 2012 from 21 at March 25, 2011, partially offset by a decrease of $0.5 million of discretionary and contractual bonuses. Selling and marketing expense also increased from the incurrence of additional advertising and marketing initiatives of $2.4 million, occupancy costs of $0.5 million, public relations expenses of $0.3 million, travel and entertainment expenses of $0.2 million, depreciation expense of $0.1 million, partially offset by decreases in professional fees of $0.7 million and outside services of $0.5 million in the fiscal year ended March 23, 2012. Selling and marketing expense for RealD co-produced feature films decreased $1.4 million related to the selling and marketing costs related to the feature films, Madam Butterfly in 3D, which we co-produced with London's Royal Opera House and was released in March 2012 and Carmen 3D, which we also co-produced with London's Royal Opera House and was released in March 2011. Personnel costs and advertising and marketing spending are expected to continue to increase in order to drive revenue growth. We expect to incur additional selling and marketing expenses in fiscal year 2013 and beyond as we increase our international marketing efforts, particularly in Asia and Latin America, build our consumer electronics business worldwide and market future 3D films.

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

Other

        Interest expense, net.    Net interest expense for the fiscal years ended March 23, 2012 and March 25, 2011 was $1.0 million and $0.9 million, respectively. Our interest expense increased primarily due to the interest rates related to the borrowings under our Credit Agreement.

        Other income (loss).    Other income (loss) was $0.8 million for the year ended March 23, 2012 as compared to $6.2 million for the year ended March 25, 2011. Other income (loss) decreased primarily due to a $5.0 million gain from the sale of digital projectors during the year ended March 25, 2011.

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

Liquidity and capital resources

        Since our inception and through March 31, 2013, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

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

        On April 19, 2012, we entered into a credit agreement (the "Credit Agreement") with City National Bank, a national banking association ("City National"). Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the "Term Loan Facility").

        The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        We intended to borrow additional amounts under our Credit Agreement facility to fund various growth initiatives, potentially including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our obligations under our Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporate ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics"). In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the "Guaranty") in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents. In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

        The Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate ("LIBOR") plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%).

        Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 31, 2013, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        As of March 31, 2013, our primary sources of liquidity were our cash and cash equivalents of $31.0 million and funds available to be borrowed under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million and the Term Loan Facility of $37.5 million, of which $65.0 million was available for borrowing.

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

        On January 31, 2011, 1,110,284 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On March 9, 2011, 407,594 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On March 16, 2011, 112,496 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

        On May 9, 2011, 407,593 shares were issued pursuant to the exercise of motion picture exhibitor stock options.

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

        The following table sets forth our major sources and (uses) of cash for the periods indicated:

	Year ended
(in thousands)	March 23, 2013	March 23, 2012	March 25, 2011
Operating activities	$79,697	$43,001	$35,098
Investing activities	(37,900)	(57,469)	(87,031)
Financing activities	$(35,786)	$22,426	$55,735

Cash flow from operating activities

        Net cash inflows from operating activities during the fiscal year ended March 31, 2013 primarily resulted from a decrease in inventories and a decrease in accounts receivable, partially offset by cash used from a decrease in accrued expenses. The decrease in inventories is primarily due to the decreased volume of inventory purchases and usage of existing inventories. The decrease in accounts receivable was related to timing of customer collections and vendor payments. The decrease in accrued expenses was due to decreased business activities, resulting in reduced amounts due to vendors and compensation payable to employees.

        Net cash inflows from operating activities during the fiscal year ended March 23, 2012 primarily resulted from improved operating performance as RealD Cinema System installations and related licensing revenues driven by admissions increased. Net cash inflows from operating activities also benefited from decreased eyewear inventories.

        Net cash inflows from operating activities during the fiscal year ended March 25, 2011 primarily resulted from improved operating performance as RealD Cinema System installations and related licensing revenues driven by admissions increased. Net cash inflows from operating activities also benefited from increases in accounts payable and accrued expenses, partially offset by an increase in eyewear inventories. Increases in accounts payable and accrued expenses were due to increased business activities, resulting in significant amounts due to vendors and compensation payable to employees. Eyewear inventories grew in anticipation of the summer 2011 3D film slate and in order to support an increase in RealD Cinema System installations and admissions.

Cash flow from investing activities and capital resources

        For fiscal years 2013, 2012 and 2011, cash outflows for investing activities is primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. Capital expenditures were $34.3 million for the fiscal year ended March 31, 2013, $61.5 million for the fiscal year ended March 23, 2012, and $102.6 million for the fiscal year ended March 25, 2011. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

        In the fiscal year ended March 31, 2013, we purchased a portfolio of 2D-to-3D conversion patents in the amount of $6.1 million and may consider future purchases of intangible assets, acquisitions or other investing activities.

        In the fiscal year ended March 31, 2013, we received proceeds of $2.5 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 23, 2012, we received proceeds of $4.0 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 25, 2011, we purchased and sold available-for-sale securities of $6.8 million. Additionally, in the fiscal year ended March 25, 2011, we received proceeds of $15.6 million as a result of the sale of digital projectors to certain of our motion picture exhibitors.

Cash flow from financing activities

        Net cash outflows from financing activities for the year ended March 31, 2013 primarily resulted from $25.0 million of repayments on our prior revolving and term loan facility, $12.5 million of repayments on the Credit Agreement, $60.4 million in stock repurchases, $1.2 million in payments of debt issuance costs and $1.0 million in distributions to a noncontrolling interest. These outflows were partially offset by $60.0 million in proceeds from the Credit Agreement, $4.3 million proceeds from issuance of common stock from the exercise of stock options and our employee stock purchase plan.

        Net cash inflows from financing activities for the year ended March 23, 2012 primarily resulted from proceeds from the Credit Agreement of $30.0 million partially offset by $5.0 million of repayments on the Credit Agreement.

        Net cash inflows from financing activities for the fiscal year ended March 25, 2011 primarily resulted from the proceeds from the completion of our IPO in which we sold and issued 6 million shares of common stock at an issue price of $16.00 per share. A total of approximately $96 million in gross proceeds were raised from our IPO, or $81.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.7 million and other offering costs of approximately $7.4 million. We used the net proceeds from our IPO to repay $25.2 million of amounts outstanding under our previous credit facility agreement. In the fiscal year ended March 25, 2011, repayments of long-term debt of $9.7 million and a noncontrolling interest distribution of $0.9 million offset proceeds from our previous credit facility agreement of $5.0 million.

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. Certain of these notes payable are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. The notes are secured by the underlying equipment. Notes payable totaled $2.3 million as of March 25, 2011. There were no notes payable outstanding as of March 31, 2013 and March 23, 2012.

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

        Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 31, 2013, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        As of March 31, 2013, there was $47.5 million outstanding under the Credit Agreement and $65.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

        Proceeds from employee stock option exercises and employee stock purchase plan were $4.3 million, $1.0 million and $3.9 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively. There were no proceeds from the exercise of warrants in our common stock for the fiscal year ended March 31, 2013. Proceeds from the exercise of warrants in our common stock were $0.3 million and $0.6 million for the fiscal years ended March 23, 2012 and March 25, 2011, respectively. From time to time, we expect to receive cash from the exercise of employee stock options and warrants and our employee stock purchase plan of our common stock. Proceeds from the exercise of employee stock options and warrants outstanding and employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

        Pursuant to the stock repurchase plan authorized by our board of directors, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million during the fiscal year ended March 31, 2013.

        See "Part I, Item 1A: "Risk factors—Risks related to owning our common stock—Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well."

Contractual obligations and commitments

        The following table sets forth our contractual obligations and commitments as of March 31, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years
Secured credit facilities(1)	$56,988	$2,801	$50,697	$3,490	$—
Operating lease obligations(2)	38,335	4,152	8,242	7,913	18,028
Purchase obligations(3)	10,462	10,462	—	—	—

Total	$105,785	$17,415	$58,939	$11,403	$18,028

(1)
See Note 6, "Borrowings" and Note 14, "Subsequent events (unaudited)" to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Includes additional $5.0 million proceeds from the Credit Facility in April 2013. Includes estimated interest payments related to the Credit Facility.

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

        Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Net income (loss)	$(9,887)	$37,025	$(6,825)

Add (deduct):
Interest expense, net	1,483	971	919
Income tax expense	5,064	5,105	4,272
Depreciation and amortization	33,131	28,266	15,737
Other (income) loss(1)	982	(782)	(6,182)
Share-based compensation expense(2)	18,474	15,744	8,950
Exhibitor option expense(3)	—	—	36,447
Impairment of assets and intangibles(4)	8,679	10,269	1,128
Sales and use tax(5)	3,950	6,363	6,484
Property tax(6)	1,447	1,434	1,090
Management fee(7)	—	—	175

Adjusted EBITDA	$63,323	$104,395	$62,195

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

        Beginning in the first quarter of fiscal 2014 that ends on June 30, 2013, RealD intends to modify its definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under RealD's expanded credit facility. As a result, for future reporting periods, RealD will no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

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

        Revenue reductions.    We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued the motion picture exhibitors a 10-year option to purchase shares of our common stock at approximately $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction totaled $36.4 million for the year ended March 25, 2011. There were no amounts recorded as a revenue reduction for the year ended March 31, 2013 and March 23, 2012. As of March 25, 2011, all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue had been recognized.

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

Goodwill impairment

        Goodwill is deemed to have an indefinite useful life and therefore is not amortized. We evaluate our goodwill for impairment using a two-step process that is performed at least annually during our fourth fiscal quarter, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment loss is recognized for the difference. We currently have one reporting unit in which goodwill resides and the reporting unit did not fail step one.

Deferred tax asset valuation and tax exposures

        In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of share-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance. We assess realization of our deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by us includes, but is not limited to, our historic operating results, projected future operating results, reversing temporary differences, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. As of March 31, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions whereby future realization is more likely than not to be obtained. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

        In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,". ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. We do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

        In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,". The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

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

        Our investments are considered cash equivalents and primarily consist of money market funds. At March 31, 2013, we had cash and cash equivalents of $31.0 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

        The revolving credit facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate ("LIBOR") plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At March 31, 2013, we had $47.5 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 3.03%.

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

        We had outstanding forward contracts based in British pound sterling and the Euro with notional amounts totaling $5.8 million as of March 31, 2013 and $4.3 million as of March 23, 2012. The net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant for the years ended March 31, 2013, March 23, 2012 and March 25, 2011. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on March 31, 2013 would result in a $0.6 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.6 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Item 8.    Financial statements and supplementary data

Index to financial statements

Page
Report of Independent Registered Public Accounting Firm	75
Consolidated balance sheets as of March 31, 2013 and March 23, 2012	76
Consolidated statements of operations for the years ended March 31, 2013, March 23, 2012 and March 25, 2011	77
Consolidated statements of comprehensive income (loss) for the years ended March 31, 2013, March 23, 2012 and March 25, 2011	78
Consolidated statements of changes in mandatorily redeemable convertible preferred stock and equity (deficit) for the years ended March 31, 2013, March 23, 2012 and March 25, 2011	79
Consolidated statements of cash flows for the years ended March 31, 2013, March 23, 2012 and March 25, 2011	80
Notes to consolidated financial statements	81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited the accompanying consolidated balance sheets of RealD Inc. (the "Company") as of March 31, 2013 and March 23, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in mandatorily redeemable convertible preferred stock and equity (deficit) and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealD Inc. at March 31, 2013 and March 23, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealD Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California June 6, 2013

RealD Inc.

Consolidated balance sheets

(in thousands, except per share data)

	March 31, 2013	March 23, 2012
Assets
Current assets:
Cash and cash equivalents	$31,020	$24,894
Accounts receivable, net	45,472	59,212
Inventories	15,430	40,577
Deferred costs—eyewear	538	932
Prepaid expenses and other current assets	3,973	2,630

Total current assets	96,433	128,245
Property and equipment, net	25,002	12,713
Cinema systems, net	125,379	141,024
Digital projectors, net-held for sale	728	1,078
Goodwill	10,657	10,657
Other intangibles, net	7,417	1,746
Deferred income taxes	3,001	3,049
Other assets	5,031	3,663

Total assets	$273,648	$302,175

Liabilities and equity
Current liabilities:
Accounts payable	$22,737	$22,617
Accrued expenses and other liabilities	25,013	28,870
Deferred revenue	9,916	7,201
Income taxes payable	603	1,121
Deferred income taxes	2,860	3,149
Current portion of long-term debt	1,042	—

Total current liabilities	62,171	62,958
Credit facility agreement	46,458	25,000
Deferred revenue, net of current portion	10,392	13,920
Other long-term liabilities, customer deposits and virtual print fee liability	5,438	2,691
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 49,365 and 54,561 shares issued and outstanding at March 31, 2013 and March 23, 2012, respectively	332,694	309,894
Accumulated deficit	(182,846)	(112,711)
Accumulated other comprehensive income	115	—

Total RealD Inc. stockholders' equity	149,963	197,183
Noncontrolling interest	(774)	423

Total equity	149,189	197,606

Total liabilities and equity	$273,648	$302,175

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of operations

(in thousands, except per share data)

	Year ended
	March 31, 2013	March 23, 2012	March 25, 2011
Revenue:
License	$137,752	$147,801	$101,523
Product and other	77,800	98,827	144,613

Total revenue	215,552	246,628	246,136
Cost of revenue:
License	47,243	39,801	17,994
Product and other	78,117	78,137	160,402

Total cost of revenue	125,360	117,938	178,396
Gross profit	90,192	128,690	67,740
Operating expenses:
Research and development	19,454	16,500	15,582
Selling and marketing	25,266	27,682	24,139
General and administrative	47,830	42,189	35,835

Total operating expenses	92,550	86,371	75,556

Operating income (loss)	(2,358)	42,319	(7,816)
Interest expense, net	(1,483)	(971)	(919)
Other income (loss)	(982)	782	6,182

Income (loss) before income taxes	(4,823)	42,130	(2,553)
Income tax expense	5,064	5,105	4,272

Net income (loss)	(9,887)	37,025	(6,825)
Net (income) loss attributable to noncontrolling interest	197	(156)	(530)
Accretion of preferred stock	—	—	(4,934)

Net income (loss) attributable to RealD Inc. common stockholders	$(9,690)	$36,869	$(12,289)

Earnings (loss) per common share:
Basic	$(0.19)	$0.68	$(0.29)
Diluted	$(0.19)	$0.65	$(0.29)
Shares used in computing earnings per common share:
Basic	52,345	54,352	41,933
Diluted	52,345	56,852	41,933

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of comprehensive income (loss)

(in thousands, except per share data)

	Year ended
	March 31, 2013	March 23, 2012	March 25, 2011
Net income (loss)	$(9,887)	$37,025	$(6,825)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains	115	—	—

Other comprehensive income, net of tax	115	—	—

Comprehensive income (loss)	$(9,772)	$37,025	$(6,825)

See accompanying notes to consolidated financial statements

RealD Inc.
Consolidated statements of changes in mandatorily redeemable convertible preferred stock and equity (deficit)
(in thousands, except share data)

	Equity (Deficit)
	Mandatorily redeemable covertible preferred stock		Convertible preferred stock
	Series C		Series A		Series B		Series D		Common stock		Accumulated other comprehensive loss
												Accumulated deficit	Noncontrolling interest	Total equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 26, 2010	5,139,500	$62,831	2,000,000	$1,978	2,417,644	$2,970	1,666,667	$19,952	24,690,954	$68,371	$—	$(137,291)	$2,134	$(41,886)
Accretion of Series C preferred stock	—	4,934	—	—	—	—	—	—	—	—	—	(4,934)	—	(4,934)
Share-based compensation	—	—	—	—	—	—	—	—	—	8,950	—	—	—	8,950
Exercise of stock options	—	—	—	—	—	—	—	—	2,019,816	3,875	—	—	—	3,875
Exercise of motion picture exhibitor options	—	—	—	—	—	—	—	—	3,260,747	22	—	—	—	22
Exercise of warrants	—	—	—	—	—	—	—	—	762,300	634	—	—	—	634
Motion picture exhibitor option reduction in revenue	—	—	—	—	—	—	—	—	—	36,447	—	—	—	36,447
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	(888)	(888)
Conversion of preferred stock	(5,139,500)	(67,765)	(2,000,000)	(1,978)	(2,417,644)	(2,970)	(1,666,667)	(19,952)	16,835,714	92,665	—	—	—	67,765
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	6,000,000	81,940	—	—	—	81,940
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(7,355)	530	(6,825)

Balance, March 25, 2011	—	$—	—	$—	—	$—	—	$—	53,569,531	$292,904	$—	$(149,580)	$1,776	$145,100
Share-based compensation	—	—	—	—	—	—	—	—	—	15,744	—	—	—	15,744
Exercise of stock options	—	—	—	—	—	—	—	—	257,354	972	—	—	—	972
Exercise of motion picture exhibitor options	—	—	—	—	—	—	—	—	407,593	3	—	—	—	3
Exercise of warrants	—	—	—	—	—	—	—	—	326,700	271	—	—	—	271
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	(1,509)	(1,509)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	36,869	156	37,025

Balance, March 23, 2012	—	$—	—	$—	—	$—	—	$—	54,561,178	$309,894	$—	$(112,711)	$423	$197,606
Share-based compensation	—	—	—	—	—	—	—	—	—	18,474	—	—	—	18,474
Exercise of stock options	—	—	—	—	—	—	—	—	543,797	3,516	—	—	—	3,516
Issuance of common stock in connection with restricted stock units	—	—	—	—	—	—	—	—	80,781	—	—	—	—	—
Purchase and distribution of stock under employee stock purchase plan	—	—	—	—	—	—	—	—	107,108	810	—	—	—	810
Repurchases of common stock	—	—	—	—	—	—	—	—	(5,927,729)	—	—	(60,445)	—	(60,445)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	115	—	—	115
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(9,690)	(197)	(9,887)

Balance, March 31, 2013	—	$—	—	$—	—	$—	—	$—	49,365,135	$332,694	$115	$(182,846)	$(774)	$149,189

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended
	March 31, 2013	March 23, 2012	March 25, 2011
Cash flows from operating activities
Net income (loss)	$(9,887)	$37,025	$(6,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,131	28,266	15,737
Deferred income tax	(241)	38	(2)
Non-cash interest expense	483	151	125
Non-cash stock compensation	18,474	15,744	8,950
Motion picture exhibitor option reduction in revenue	—	—	36,447
Gain on sale of digital projectors	—	(1,742)	(6,720)
Loss on disposal of property and equipment	44	452	—
Impairment of long-lived assets	8,679	10,269	1,128
Changes in operating assets and liabilities:
Accounts receivable	11,266	(6,062)	508
Inventories	25,147	14,394	(48,432)
Prepaid expenses and other current assets	(954)	(896)	(606)
Deferred costs—eyewear	394	(883)	1,793
Other assets	(590)	(1,528)	1,139
Accounts payable	125	(36,916)	21,330
Accrued expenses and other liabilities	(7,790)	(11,399)	15,420
Other long-term liabilities, customer deposits and virtual print fee liability	2,747	1,989	1,791
Income taxes receivable/payable	(518)	1,260	(1,393)
Deferred revenue	(813)	(7,161)	(5,292)

Net cash provided by operating activities	79,697	43,001	35,098
Cash flows from investing activities
Purchases of marketable securities	—	—	(6,849)
Proceeds from sale of marketable securities	—	—	6,849
Purchases of property and equipment	(16,169)	(8,760)	(6,416)
Purchases of cinema systems and related components	(18,121)	(52,708)	(95,756)
Purchases of digital projectors	—	—	(471)
Purchases of intangible assets	(6,084)	—	—
Proceeds from sale of digital projectors	2,474	3,999	15,612

Net cash used in investing activities	(37,900)	(57,469)	(87,031)
Cash flows from financing activities
Proceeds from common stock issuance, net of issuance costs	—	—	81,940
Noncontrolling interest distribution	(1,000)	(1,509)	(888)
Payments of debt issuance costs	(1,167)	—	—
Repayments of long-term debt	—	(2,311)	(9,698)
Proceeds from credit facility	60,000	30,000	5,000
Repayments on credit facility	(37,500)	(5,000)	(25,150)
Proceeds from exercise of stock options	3,516	972	3,875
Proceeds from issuance of common stock pursuant to employee stock purchase plan	810	—	—
Proceeds from exercise of warrants	—	271	634
Proceeds from exercise of motion picture exhibitor options	—	3	22
Purchases of treasury stock	(60,445)	—	—

Net cash provided (used) by financing activities	(35,786)	22,426	55,735

Effect of currency exhange rate changes on cash and cash equivalents	115	—	—
Net increase (decrease) in cash and cash equivalents	6,126	7,958	3,802
Cash and cash equivalents, beginning of year	24,894	16,936	13,134

Cash and cash equivalents, end of year	$31,020	$24,894	$16,936

Supplemental disclosures of cash flow information
Accretion of Series C preferred stock	$—	$—	$4,934
Cash payments for income taxes	1,967	1,060	3,952
Cash payments for interest expense	1,000	820	794
Digital projectors purchased in exchange for notes	—	—	370
Sale of digital projectors in accounts receivable	$—	$2,474	$—

See accompanying notes to consolidated financial statements

RealD Inc.

Notes to consolidated financial statements

1. Business and basis of presentation

        RealD Inc., including its subsidiaries ("RealD"), is a global licensor of stereoscopic 3D technologies.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. We do not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries' assets, liabilities, and operating results are included in their entirety in the accompanying consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non-controlling interests in the consolidated balance sheets under equity (deficit) and consolidated statements of operations.

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

2. Summary of significant accounting policies

Accounting period

        On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter of fiscal 2013 ended on December 31, 2012, which added 10 extra days to the fiscal year ended March 31, 2013 when compared to the fiscal year ended March 23, 2012. As a result, our fiscal year 2013 ended on March 31, 2013 instead of on March 22, 2013 as formerly planned under RealD's historical accounting period configuration.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Earnings (loss) per share of common stock

        Basic income per share of common stock is computed by dividing the net income (loss) attributable to RealD common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) attributable to RealD Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

        The calculation of the basic and diluted earnings (loss) per share of common stock for the years ended March 31, 2013, March 23, 2012 and March 25, 2011 was as follows:

	Year ended
(in thousands, except per share data)	March 31, 2013	March 23, 2012	March 25, 2011
Numerator:
Net income (loss)	$(9,887)	$37,025	$(6,825)
Net (income) loss attributable to noncontrolling interest	197	(156)	(530)
Accretion of preferred stock	—	—	(4,934)

Net income (loss) attributable to RealD Inc. common stockholders	$(9,690)	$36,869	$(12,289)
Denominator:
Weighted-average common shares outstanding (basic)	52,345	54,352	41,933
Effect of dilutive securities	—	2,500	—

Weighted-average common shares outstanding (diluted)	52,345	56,852	41,933
Earnings (loss) per common share:
Basic	$(0.19)	$0.68	$(0.29)
Diluted	$(0.19)	$0.65	$(0.29)

        Due to the loss attributable to RealD Inc. common stockholders in the years ended March 31, 2013 and March 25, 2011, basic earnings (loss) per common share and diluted earnings (loss) per common share are the same as the effect of potentially dilutive securities would be anti-dilutive.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the years ended March 31, 2013, March 23, 2012 and March 25, 2011 was as follows:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Options and warrants to purchase common stock	8,441	3,899	9,782
Conversion of convertible preferred stock	—	—	5,180

Total	8,441	3,899	14,962

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

        As of March 31, 2013 and March 23, 2012, the fair values of our derivative instruments that were carried at fair value on a recurring basis were not significant.

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

        We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. We had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $5.8 million as of March 31, 2013. We had outstanding forward contracts based in British pound sterling, Euro and Canadian dollar with notional amounts totaling $4.3 million as of March 23, 2012. As of March 31, 2013 and March 23, 2012, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For all periods presented, the net realized and unrealized gains and losses related to forward contracts were not significant.

Marketable securities

        We classify unrealized gains and losses on marketable securities reported as a component of accumulated other comprehensive income. As of March 31, 2013 and March 23, 2012, we had no marketable securities. For the year ended March 25, 2011, the unrealized gains and losses from the available-for-sale securities were not significant.

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

Accounts receivable

        Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $2.6 million and $4.2 million as of March 31, 2013 and March 23, 2012, respectively.

Inventories and deferred costs-eyewear

        Inventories and deferred costs-eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of March 31, 2013 and March 23, 2012, the inventory reserve as a result of our net realizable value analyses was $0.4 million and $0.6 million, respectively.

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

        We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying consolidated balance sheets and totaled $0.3 million both as of March 31, 2013 and March 23, 2012.

        Major enhancements and improvements are capitalized. Maintenance and repairs for cinema systems and digital projectors are charged to expense as incurred. Maintenance and repairs expense totaled $0.9 million, $0.7 million and $0.8 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

Intangibles

        Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average amortization period of 9.1 years) using the straight-line method.

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

        During the year ended March 31, 2013, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems.

        During the year ended March 23, 2012, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration. The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the year ended March 23, 2012 to cost of revenue for certain of the cinema systems totaled $6.8 million.

        For the years ended March 31, 2013, March 23, 2012 and March 25, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $8.0 million, $10.3 million and $1.1 million, respectively. For the year ended March 31, 2013, impairment charge for eyewear tooling charged to cost of revenue totaled $0.5 million. For the year ended March 31, 2013, impairment charge for digital projectors charged to cost of revenue totaled $0.2 million in a noncontrolling interest.

Goodwill

        Goodwill is deemed to have an indefinite useful life and therefore is not amortized. We evaluate our goodwill for impairment using a two-step process that is performed at least annually during our fourth fiscal quarter, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment loss is recognized for the difference. We currently have one reporting unit in which goodwill resides and the reporting unit did not fail step one.

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

Revenue reductions

        We record revenue net of motion picture exhibitor stock options and estimated revenue allowances. In connection with certain exhibitor licensing agreements, we issued to the motion picture exhibitors a 10-year option to purchase 3,668,340 shares of our common stock at $0.00667 per share. The stock options vest upon the achievement of screen installation targets. Motion picture exhibitor stock options are valued at the underlying stock price at each reporting period until the targets are met. Amounts recognized are based on the number of RealD-enabled screens as a percentage of total screen installation targets. The stock options do not have net cash settlement features. Amounts recorded as a revenue reduction related to motion picture exhibitor stock options totaled $36.4 million for the year ended March 25, 2011. As of March 25, 2011 all 3,668,340 motion picture exhibitor stock options had vested and all associated reduction of revenue has been recognized.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Shipping and handling costs

        Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $7.9 million, $6.8 million, and $10.2 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

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

        Advertising costs are expensed as incurred. Advertising expenses were approximately $3.7 million, $5.3 million and $4.3 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

General and administrative costs

        General and administrative costs principally consist of personnel costs related to our executive, legal, finance, and human resources staff, professional fees including legal and accounting costs, occupancy costs and public company costs. Additionally, general and administrative costs include sales, use, goods and services tax, and property taxes. For our U.S. cinema license and product revenue, we absorb the majority of sales and use taxes and do not pass such costs on to our customers.

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

        Net losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency and the net realized and unrealized gains and losses related to forward contracts totaled $0.9 million, $0.5 million, and $0.6 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively, and are included in other income (loss).

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

        Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance for accounting for uncertainty in income taxes also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

Employee benefit plans

        We have a voluntary 401(k) savings plans in which most U.S. employees are eligible to participate. Eligible employees may make contributions not to exceed the maximum statutory contribution amounts. We may match a percentage of each employee's contributions consistent with the provisions of the plan

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

for which they are eligible. All employee and employer contributions fully vest immediately. Our contributions to these plans totaled $0.6 million, $0.5 million and $0.3 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

Reclassifications

        Certain amounts presented in prior years have been reclassified to conform to the current year's presentation.

Recent accounting pronouncements

        In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,". ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. We do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

        In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,". The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

        Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

(in thousands)	March 31, 2013	March 23, 2012
RealD Cinema Systems	$194,527	$184,197
Digital projectors—held for sale	1,634	1,843
Leasehold improvements	14,442	4,325
Machinery and equipment	6,198	6,641
Furniture and fixtures	1,122	12
Computer equipment and software	7,628	2,788
Construction in process	2,637	3,364

Total	$228,188	$203,170
Less accumulated depreciation	(77,079)	(48,355)

Property and equipment, RealD Cinema Systems and digital projectors, net	$151,109	$154,815

        Depreciation expense amounted to $32.7 million, $28.1 million and $15.6 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

3. Property and equipment, RealD Cinema Systems and digital projectors (Continued)

        During the year ended March 31, 2013, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.

        During the year ended March 23, 2012, we received $4.0 million in cash and had $2.5 million of accounts receivable from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $1.7 million in other income (loss).

        During the year ended March 25, 2011, we received $15.6 million in cash from motion picture exhibitor customers for the sale of digital projectors, resulting in a gain of $6.7 million in other income (loss). With the proceeds, we repaid an aggregate of $5.6 million of notes payable to the equipment providers.

        During the year ended March 31, 2013, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems.

        During the year ended March 22, 2012, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration. The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the year ended March 23, 2012 to cost of revenue for certain of the cinema systems totaled $6.8 million.

        For the years ended March 31, 2013, March 23, 2012 and March 25, 2011, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $8.0 million, $10.3 million and $1.1 million, respectively.

4. Goodwill and intangible assets

        Goodwill and intangible assets consist of the following at:

	March 31, 2013		March 23, 2012
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$9,324	$1,907	$3,239	$1,493
Goodwill	10,657	—	10,657	—

Total	$19,981	$1,907	$13,896	$1,493

        Amortization expense amounted to $0.4 million, $0.2 million and $0.1 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

        In the fiscal year ended March 31, 2013, we purchased a portfolio of 2D-to-3D conversion patents in the amount of $6.1 million and may consider future purchases of intangible assets, acquisitions or other investing activities.

RealD Inc.

Notes to consolidated financial statements (Continued)

4. Goodwill and intangible assets (Continued)

        At March 31, 2013 the remaining amortization expense is estimated to be as follows (in thousands):

Fiscal year 2014	$1,300
Fiscal year 2015	1,300
Fiscal year 2016	1,303
Fiscal year 2017	1,300
Fiscal year 2018	1,287
Thereafter	927

Total	$7,417

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consist of the following at:

(in thousands)	March 31, 2013	March 23, 2012
Payroll and compensation	$4,530	$7,544
Sales, use taxes and other taxes	6,960	7,100
Professional fees	1,005	1,676
Refundable deposits	1,227	930
Marketing	545	2,516
RealD Cinema system installation fees	3,303	4,767
Purchase obligations	3,450	—
Other	3,993	4,337

Total	$25,013	$28,870

        For our U.S. cinema license and product revenues, we absorb the majority of sales and use taxes and do not pass such costs on to our customers.

6. Borrowings

Credit Agreement

        On April 19, 2012, we entered into a credit agreement (the "Credit Agreement") with City National Bank, a national banking association ("City National"). Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the "Revolving Facility"); and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the "Term Loan Facility").

        The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings (Continued)

        Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge and amortized over the contractual life of the agreement and recorded as interest expense.

        Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics"). In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the "Guaranty") in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents. In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

        The Revolving Facility matures on April 17, 2015, and the Term Loan Facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 31, 2013, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        The revolving credit facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate ("LIBOR") plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus one percent (1.00%), plus one and one-half percent (1.50%).

        As of March 31, 2013, there were $47.5 million in borrowings outstanding under the Credit Agreement. As of March 31, 2013, borrowings outstanding under the Credit Agreement bear interest at 3.03%. As of March 23, 2012, there were $25.0 million borrowings outstanding under the Credit Agreement. As of March 23, 2012, borrowings outstanding under the Credit Agreement bear interest at 3.50%. As of March 25, 2011, there were no borrowings outstanding under the Credit Agreement. Interest expense related to our borrowings under our credit and security agreement was $1.1 million, $0.9 million, and $0.6 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings (Continued)

Notes payable

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. The equipment is included in digital projectors in the accompanying consolidated balance sheets. Certain of these notes payables are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. The notes are secured by the underlying equipment. There were no notes payable outstanding as of March 31, 2013 and March 23, 2012. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. There was no interest expense related to our notes payable for the year ended March 31, 2013. Interest expense related to our notes payable was $0.1 million and $0.3 million for the years ended March 23, 2012 and March 25, 2011, respectively.

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

        At March 31, 2013, our future minimum lease obligations were as follows (in thousands):

Fiscal year 2014	$4,152
Fiscal year 2015	4,080
Fiscal year 2016	4,162
Fiscal year 2017	3,944
Fiscal year 2018	3,969
Thereafter	18,028

Total	$38,335

        Rent expense was $5.2 million, $4.3 million and $2.6 million for the fiscal years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

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

        We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $10.5 million at March 31, 2013 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

8. Mandatorily redeemable convertible preferred stock and equity (deficit) (Continued)

        At March 31, 2013, we reserved the following shares of common stock for future issuances in connection with (in thousands):

Restricted stock units	289
Performance stock options	589
Stock option plan:
Outstanding	9,082
Reserved for future issuance	2,939

Total	12,899

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

        As of March 31, 2013 and March 23, 2012, there were no warrants outstanding.

Stock repurchase program

        On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. On December 17, 2012, our board of directed approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company's stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

        Pursuant to the stock repurchase plan authorized by our board of directors, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million during the fiscal year ended March 31, 2013.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

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

        In April 2010, our board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan (the "2010 Stock Plan"), and in June 2010, our stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, (the "2004 Plan"), such that, effective with our IPO, we will no longer make any new grants under the 2004 Plan. Instead, the board of directors or our compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock units to employees, officers, directors, non-employee directors and consultants. Additionally, in June 2011 our board of directors approved the RealD Inc. 2011 Employee Stock Purchase Plan (the "ESPP Plan") and in July 2011, our stockholders approved the ESPP Plan. Stock-based compensation expense related to the ESPP Plan for the year ended March 31, 2013 was $0.8 million.

        The following table reflects the components of stock-based compensation expense recognized in our consolidated statements of operations for the years ended March 31, 2013, March 23, 2012 and March 25, 2011:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Cost of revenue	$807	$458	$160
Research and development	2,185	2,604	1,470
Selling and marketing	5,258	4,776	2,937
General and administrative	10,224	7,906	4,383

Total	$18,474	$15,744	$8,950

Stock options

        Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. Share-based compensation expense related to stock options was $14.2 million, $12.3 million and $6.9 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        A summary of our stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 23, 2012	7,661	$12.54
Granted	2,155	11.21
Exercised	(544)	6.47
Forfeited or expired	(190)	14.61

Outstanding at March 31, 2013	9,082	$12.59	7.1	$26,849

Exercisable at March 31, 2013	5,135	$10.96	5.7	$22,481

Vested or expected to vest	8,887	$12.52	6.9	$26,595

        The total intrinsic value of options exercised was $2.6 million, $3.9 million and $47.0 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

        Awards that are vested or expected to vest take into consideration estimated forfeitures for awards not yet vested.

        The weighted-average grant date fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	March 31, 2013	March 23, 2012	March 25, 2011
Fair value of stock options granted	$6.20	$11.39	$8.92
Expected volatility	60%	58%	57%
Expected term (years)	6	6	6
Risk-free rate	1.0%	2.0%	2.0%
Expected dividends	—	—	—

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

        As of March 31, 2013, there was $30.2 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.5 years.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

Performance stock options

        Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is three years. The performance goals for the performance stock options are based on the measurement of our total shareholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the year ended March 25, 2011, we granted 641,250 performance stock options at a weighted average grant date fair value of $9.45 per share. There were no grants of performance stock options for the years ended March 31, 2013 and March 23, 2012. Share-based compensation expense related to performance stock options was $1.9 million and $1.7 million for the years ended March 31, 2013 and March 23, 2012.

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

        A summary of our performance stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)
Outstanding at March 23, 2012	589	$16.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2013	589	$16.00	7.3

        As of March 31, 2013, there was $0.5 million of total unrecognized compensation costs related to performance stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 0.4 years.

Restricted stock units

        The fair value of a restricted stock unit is equal to the closing price of our common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted in the year ended March 31, 2013 was $10.55. The weighted-average grant date fair values of restricted stock units granted in the year ended March 23, 2012 was $20.53. Share-based compensation expense related to restricted stock units was $2.2 million and $1.7 million for the years ended March 31, 2013 and March 23, 2012, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The following summarizes select information regarding our restricted stock units during the year ended March 31, 2013:

(in thousands, except grant date fair value data)	Units	Weighted- average grant date fair value
Nonvested at March 23, 2012	153	$21.81
Granted	178	10.55
Vested	(133)	16.76
Forfeited	(17)	17.49

Nonvested at March 31, 2013	181	$14.83

        As of March 31, 2013, there was $2.7 million of total unrecognized compensation costs related to restricted stock units granted which is expected to be recognized over the remaining weighted-average period of 1.6 years.

        The total fair values of restricted stock units that vested was $2.2 million, $1.0 million and $0.7 million for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

10. Income taxes

        The income tax provision from continuing operations consists of the following:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Current income tax provision:
Federal	$—	$—	$—
State	103	119	87
Foreign	5,202	4,948	4,187

	5,305	5,067	4,274
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(241)	38	(2)

Total income tax provision from continuing operations	$5,064	$5,105	$4,272

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        Income (loss) from continuing operations before income taxes consisted of the following:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Domestic	(6,963)	37,600	(5,749)
Foreign	2,140	4,530	3,196

Total	(4,823)	42,130	(2,553)

        Significant components of our deferred tax balances are as follows:

(in thousands)	March 31, 2013	March 23, 2012
Deferred tax assets:
Net Operating Loss Carryforwards	26,359	30,010
Deferred Revenue	4,403	4,503
Accruals, Reserves and allowances	6,771	4,163
Stock Compensation	13,220	8,006
Intangible assets	16	825
Foreign Tax credit carryovers	11,571	8,031
Other	1,255	1,918

Total Deferred tax assets	63,595	57,456
Deferred tax liabilities
Fixed assets	(18,757)	(17,921)
Partnership Interest	(113)	(154)
Unbilled Receivables	(5,385)	(5,371)
Other	(115)	(116)

Total Deferred tax liabilities	(24,370)	(23,562)
Valuation Allowance	(39,084)	(33,994)

Net deferred tax assets (liabilities)	141	(100)

        Due to the uncertainties surrounding the timing and realization of the benefits from our tax attributes in future tax returns, we have placed a valuation allowance against primarily all of our otherwise recognizable net deferred tax assets as of March 31, 2013, March 23, 2012 and March 25, 2011. As a result, we increased our valuation allowance through the operating statement as follows:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012
Through continuing operation	$5,090	$(9,187)

Increase (decrease) in valuation allowance	5,090	(9,187)

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        The income tax provision from continuing operations differs from the amount computed by applying the U.S. statutory federal income tax rate of 34.0% to the pretax income (loss) as a result of the following differences:

	Year ended
	March 31, 2013	March 23, 2012	March 25, 2011
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(7.7)%	1.6%	(1.2)%
Foreign tax rate differential	2.9%	0.5%	11.3%
LLC income minority interest not taxed	(1.3)%	(0.1)%	7.2%
Revaluation of deferred taxes due to changes in effective income tax rates	3.8%	(1.4)%	(13.7)%
Research tax credits	0.0%	0.0%	25.2%
Permanent differences and other	3.7%	(0.7)%	(35.0)%
Stock Compensation	(34.9)%	0.0%	0.0%
Change in valuation allowance	(105.5)%	(21.8)%	(195.4)%

Total tax provision (benefit)	(105.0)%	12.1%	(167.7)%

        As of March 31, 2013, we had net operating loss carryforwards of approximately $129.6 million for federal and $66.2 million for state purposes. Federal and state net operating loss carryforwards begin to expire in year 2020 and 2019, respectively. As of March 31, 2013, we had foreign tax credit carryforwards of approximately $11.6 million for federal income tax purposes that begin to expire in the year 2019.

        The Internal Revenue Code imposes limitations on a corporation's ability to utilize net operating loss carryovers ("NOLs") if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company is performing a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

        We recognize excess tax benefits associated with share-based compensation and motion picture exhibitor options to stockholders' equity only when realized. As of March 31, 2013, we have approximately $22.7 million of unrealized excess tax benefits associated with share-based compensation

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

and exhibitor options. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

        We adopted accounting for uncertain tax positions pursuant to ASC 740, Income Taxes. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of March 23, 2012	$346
Increases related to prior year tax positions	—
Increase related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Settlements	—

Balance as of March 31, 2013	$346

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

        Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2013, amounts for accrued interest and penalties associated with uncertain tax positions were not significant.

        As of March 31, 2013, unremitted earnings of the subsidiary outside of the United States were approximately $14.8 million, on which no United States taxes had been provided. Our current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

11. Related-party transactions

        In November 2007, we sold our 51.0% interest in ColorLink Japan to its noncontrolling interest owner. In conjunction with the November 2007 disposition of ColorLink Japan, we entered into a Technology and License Agreement with the previous noncontrolling interest owner of ColorLink Japan, and ColorLink Japan granting the parties certain exclusive and non-exclusive rights to make, use and sell designated inventions. As consideration for the grant of these rights, the parties have agreed to pay a royalty equal to 8.0% of revenue earned on the sale of the licensed products. Royalties earned in the year ended March 31, 2013 totaled $1.2 million, of which none remained due and outstanding as of March 31, 2013. Royalties earned in the year ended March 23, 2012 totaled $2.4 million, of which $0.3 million remained due and outstanding as of March 23, 2012. Royalties earned in the year ended March 25, 2011 totaled $5.9 million, of which $0.2 million remained due and outstanding as of March 25, 2011.

        In addition, we purchased inventory from the previous noncontrolling interest owner of ColorLink Japan. Inventory amounts purchased totaled $6.8 million and $7.0 million for the years ended March 31, 2013 and March 23, 2012, respectively. As of March 31, 2013 and March 23, 2012, we owed

RealD Inc.

Notes to consolidated financial statements (Continued)

11. Related-party transactions (Continued)

the previous noncontrolling interest owner of ColorLink Japan $0.6 million and $0.9 million, respectively. Amounts purchased from us by the noncontrolling interest owner of ColorLink Japan in the year ended March 31, 2013 totaled $2.3 million of which $0.4 million remained outstanding. A principal of the previous noncontrolling interest owner of ColorLink Japan owns less than 5% share of our common stock.

        During the year ended March 25, 2011, we purchased digital projectors from the noncontrolling interest owner of our subsidiaries totaling $0.8 million. Of this amount, $0.5 million was paid upfront and $0.3 million was financed as long-term debt.

        During the years ended March 25, 2011, we paid a $0.2 million management fee to the holder of our Series C mandatorily redeemable convertible preferred stock, respectively. Upon the closing of our IPO in July 2010, our obligation to pay this management fee ceased.

        On May 19, 2011, we entered into a separation agreement and general release of claims with Joshua Greer, a former director and executive officer of the Company. Pursuant to the terms of the separation agreement, Mr. Greer received the following benefits: (i) cash severance of $450,000 paid in ten equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer's salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which remained exercisable for six months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date. A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration. We entered into a consulting agreement with Mr. Greer pursuant to which Mr. Greer was paid $275,000 per year commencing as of July 16, 2011. The consulting agreement with Mr. Greer expired on July 16, 2012. On June 21, 2012, Mr. Greer notified us of his resignation from our board of directors, effective on July 16, 2012 upon the expiration of the consulting agreement. During the year ended March 31, 2013, we paid Mr. Greer $225,000 pursuant to his separation agreement and $148,958 pursuant to his consulting agreement.

        We entered into a consulting agreement, effective as of May 29, 2012 (the "DCH Agreement"), with DCH Consultants LLC ("DCH"), an entity controlled by Mr. David Habiger. Mr. Habiger is a member of the Company's Board of Directors, its Nominating and Corporate Governance Committee, and its Compensation Committee.

        Pursuant to the DCH Agreement, DCH provided certain consulting services regarding the application of one or more of our technologies in the consumer electronics industry. The DCH Agreement had a term of 4 months and DCH was entitled to receive aggregate fixed compensation of $20,000 per month during the term of the DCH Agreement. Although we had the right to extend the engagement for up to two additional months on the same terms, by providing DCH with 10 days written notice prior to the end of the original term, we did not extend the DCH Agreement and it expired as of September 29, 2012.

        During the year ended March 31, 2013, we paid DCH $80,239 pursuant to the DCH Agreement.

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

        Our top 10 customers with an accounts receivable balance represented approximately 47% and 45% of our net accounts receivable as of March 31, 2013 and March 23, 2012, respectively. Our top 10 customers accounted for approximately 44%, 46% and 50% of our revenue for the years ended March 31, 2013, March 23, 2012 and March 25, 2011, respectively.

        No individual customer accounted for greater than 10% of our revenues during the years ended March 31, 2013, March 23, 2012 and March 25, 2011.

Geographic information

        Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	March 25, 2011
Domestic (United States and Canada)	$106,979	$126,151	$91,259
International	108,573	120,477	154,877

Total revenues	$215,552	$246,628	$246,136

        Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	March 31, 2013	March 23, 2012
Domestic (United States and Canada)	$101,438	$105,851
International	49,671	48,964

Total long-lived tangible assets	$151,109	$154,815

RealD Inc.

Notes to consolidated financial statements (Continued)

13. Quarterly financial data (unaudited)

	Three months ended
(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	September 21, 2012	June 22, 2012
Net revenue	$45,449	$46,939	$54,986	$68,178
Gross profit	20,274	20,919	17,654	31,345
Net income	(4,444)	(4,159)	(4,231)	2,947
Net income attributable to RealD Inc. common stockholders	$(4,336)	$(4,160)	$(4,173)	$2,979
Earnings per common share:
Basic	$(0.09)	$(0.08)	$(0.08)	$0.05
Diluted	$(0.09)	$(0.08)	$(0.08)	$0.05

	Three months ended
(dollars in thousands, except per share data)	March 23, 2012	December 23, 2011	September 23, 2011	June 24, 2011
Net revenue	$50,047	$49,026	$87,995	$59,560
Gross profit	26,895	23,954	42,522	35,319
Net income (loss)	5,683	2,763	19,177	9,402
Net income (loss) attributable to RealD Inc. common stockholders	$5,536	$2,833	$18,905	$9,595	(1)
Earnings (loss) per common share:
Basic	$0.10	$0.05	$0.35	$0.18
Diluted	$0.10	$0.05	$0.33	$0.17

(1)
Includes undistributed earnings attributable to preferred stockholders of $2.0 million.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

        Our independent registered public accounting firm, Ernst & Young LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of March 31, 2013. Ernst & Young LLP's report is included in this annual report below.

Inherent Limitations on Effectiveness of Controls

        Our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited RealD Inc.'s (the "Company") internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RealD Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, RealD Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealD Inc. as of March 31, 2013 and March 23, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in mandatorily redeemable convertible preferred stock and equity (deficit) and cash flows for each of the three years in the period ended March 31, 2013 of RealD Inc. and our report dated June 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California June 6, 2013

Item 9B.    Other information

        Due to the evolving and changing nature of our business and operations, on June 5, 2013, Mr. Skarupa, our Chief Financial Officer, has voluntarily relinquished his title of Chief Operating Officer. The change in Mr. Skarupa's title is a result of several factors, including (i) Mr. Skarupa transitioning many of his responsibilities as Chief Operating Officer to other members of our management team, including Mr. Bannon, our Executive Vice-President of Global Operations, who joined us in late 2011; and (ii) allowing Mr. Skarupa to focus on his responsibilities as our Chief Financial Officer. Additionally, on June 5, 2013, our board of directors amended Article II, Section 2.11 of our Amended and Restated Bylaws to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders, with a plurality vote standard retained for contested director elections. Prior to this amendment, all elections of directors were by a plurality vote.

PART III

Item 10.    Directors, executive officers and corporate governance

        Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the headings "Proposal One—Election of Class III Directors," "Board Structure," "Corporate Governance" and "Executive Officers". Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 11.    Executive compensation

        Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis," "Board Structure," "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

        Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the heading "Compensation Discussion and Analysis—Incentive Compensation Plans" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 13.    Certain relationships and related transactions, and director independence

        Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the heading "Corporate Governance—Certain Relationships and Related Transactions" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the heading "Board Structure" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 14.    Principal accounting fees and services

        Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the heading "Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm For Fiscal Year 2014" in RealD's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to cost and expenses	Other Adjustments/ Deductions(1)	Balance at end of period
Allowance for doubtful accounts and customer credits:
Year ended March 31, 2013	$4,224	$—	$(1,575)	$2,649
Year ended March 23, 2012	$6,803	$—	$(2,579)	$4,224
Year ended March 25, 2011	$1,201	$5,432	$170	$6,803
Deferred tax valuation allowance:
Year ended March 31, 2013	$33,994	$5,090	$—	$39,084
Year ended March 23, 2012	$43,181	$—	$(9,187)	$33,994
Year ended March 25, 2011	$38,195	$4,986	$—	$43,181

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

RealD Inc. (Registrant)
June 6, 2013	By:	/s/ MICHAEL V. LEWIS Michael V. Lewis Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL V. LEWIS Michael V. Lewis	Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2013
/s/ ANDREW A. SKARUPA Andrew A. Skarupa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 6, 2013
/s/ LAURA J. ALBER Laura J. Alber	Director	June 6, 2013
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	June 6, 2013

Signature	Title	Date

/s/ RICHARD L. GRAND-JEAN Richard L. Grand-Jean	Director	June 6, 2013
/s/ SHERRY LANSING Sherry Lansing	Director	June 6, 2013
/s/ DAVID HABIGER David Habiger	Director	June 6, 2013
/s/ P. GORDON HODGE P. Gordon Hodge	Director	June 6, 2013

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2		Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 28, 2011

3.3		Amended and Restated Bylaws as amended and restated June 5, 2013.					X

4.1		Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2		Amended and Restated Investors' Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3		Amendment and Agreement to Amended and Restated Investors' Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4		Side letter, dated June 25, 2010, to Amended and Restated Investors' Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

10.1	#	2004 Amended and Restated Stock Incentive Plan.	S-1/A	333-165988	10.1	June 29, 2010

10.2	#	Form of Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.	S-1	333-165988	10.2	April 9, 2010

10.3	#	2010 Stock Incentive Plan.	S-1/A	333-165988	10.3	June 29, 2010

10.4	#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.4	June 29, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.5	#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the executive officers and the registrant.	S-1/A	333-165988	10.5	June 29, 2010

10.6	#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.6	June 29, 2010

10.7	#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the executive officers and the registrant.	S-1/A	333-165988	10.7	June 29, 2010

10.8	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the non-employee directors and the registrant.	S-1/A	333-165988	10.8	June 29, 2010

10.9	#	Employment Agreement, dated May 25, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.9	June 29, 2010

10.10	#	Employee Invention Assignment and Confidentiality Agreement dated May 25, 2010 between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.10	June 29, 2010

10.11	#	Indemnification Agreement, dated April 8, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.11	May 26, 2010

10.12	#	Form of Separation Agreement and General Release of Claims between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.12	May 26, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.13	#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-165988	10.13	April 9, 2010

10.14	+	Real D System License Agreement (U.S. 2008), dated October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.14	June 29, 2010

10.15	+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated, October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.15	May 10, 2010

10.16	+	Amended and Restated Real D System License Agreement (U.S. 2009), dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.16	June 29, 2010

10.17	+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.17	May 10, 2010

10.18	+	Second Amended and Restated RealD System License Agreement (2010), dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.18	June 29, 2010

10.19		Operating Agreement of Digital Link II, LLC, dated March 2, 2007.	S-1/A	333-165988	10.19	May 10, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.20	+	RealD Inc. Amended and Restated Nonqualified Stock Option Grant and RealD Inc. Amended and Restated Stock Option Agreement, both dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.24	May 10, 2010

10.21	#	Director Offer Letter and Consent, dated May 17, 2010, by and between P. Gordon Hodge and the registrant.	S-1/A	333-165988	10.25	May 26, 2010

10.22	#	Employment Agreement, dated May 25, 2010, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.27	June 29, 2010

10.23	#	Employment Agreement, dated May 25, 2010, between Joshua Greer and the registrant.	S-1/A	333-165988	10.28	June 29, 2010

10.24	#	Employment Agreement, dated May 25, 2010, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.29	June 29, 2010

10.25	#	Employment Agreement, dated May 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.30	June 29, 2010

10.26	#	Form of Separation Agreement and General Release of Claims between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto and Robert Mayson.	S-1/A	333-165988	10.31	May 26, 2010

10.27	#	Form of Employee Invention Assignment and Confidentiality Agreement between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto, Robert Mayson and other non-executive employees.	S-1/A	333-165988	10.32	May 26, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.28	#	Employment Agreement, dated January 21, 2010, between Craig Gatarz and the registrant.	S-1/A	333-165988	10.33	May 26, 2010

10.29		Credit and Security Agreement, dated June 24, 2010, by and between City National Bank and the registrant.	S-1/A	333-165988	10.34	June 29, 2010

10.30	#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.35	June 29, 2010

10.31	#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.36	June 29, 2010

10.32	#	Employment Agreement, dated February 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.37	May 26, 2010

10.33		Employment Agreement, dated November 5, 2008, between Robert Mayson and RealD Europe Limited.#	S-1/A	333-165988	10.38	May 26, 2010

10.34	#	Director Offer Letter and Consent, dated May 20, 2010, by and between Sherry Lansing and the registrant.	S-1/A	333-165988	10.39	May 26, 2010

10.35	#	Director Offer Letter and Consent, dated May 17, 2010, by and between Frank J. Biondi, Jr. and the registrant.	S-1/A	333-165988	10.40	May 26, 2010

10.36	#	Director Offer Letter and Consent, dated May 17, 2010, by and between Richard Grand-Jean and the registrant.	S-1/A	333-165988	10.41	May 26, 2010

10.37	#	Director Offer Letter and Consent, dated May 20, 2010, by and between James Cameron and the registrant.	S-1/A	333-165988	10.42	June 29, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.38	#	2010 Management Incentive Plan.	S-1/A	333-165988	10.43	June 29, 2010

10.39	#	Employment Agreement, dated October 18, 2010, between Craig Gatarz and the registrant.	S-1	333-170766	10.39	November 22, 2010

10.40	+	First Amendment to Real D System License Agreement (U.S. 2008), dated as of January 26, 2011, by and between RealD Inc. and Regal Cinemas, Inc.	8-K	001-34818	10.1	January 27, 2011

10.41		First Amendment to Credit and Security Agreement, dated as of April 5, 2011, between RealD, Inc. and City National Bank.	8-K	001-34818	10.1	April 8, 2011

10.42		Continuing Guaranty, dated as of April 5, 2011, executed by ColorLink Inc. in favor of City National Bank.	8-K	001-34818	10.2	April 8, 2011

10.43		Continuing Guaranty, dated as of April 5, 2011, executed by Stereographics Corporation in favor of City National Bank.	8-K	001-34818	10.3	April 8, 2011

10.44	#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.44	June 10, 2011

10.45	#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.45	June 10, 2011

10.46	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the executive officers and the registrant.	10-K	001-34818	10.46	June 10, 2011

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.47	+	First Amendment to Amended and Restated RealD System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between Cinemark USA, Inc. and the registrant.	8-K	001-34818	10.1	July 21, 2011

10.48	+	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between American Multi-Cinema, Inc. and the registrant.	8-K	001-	10.1	July 29, 2011

10.49	#	RealD 2011 Employee Stock Purchase Plan.	8-K	001-34818	10.1	August 2, 2011

10.50		Second Amendment to Credit and Security Agreement, dated as of December 6, 2011, between City National Bank and the registrant, acknowledged by each of ColorLink, Inc. and Stereographics Corporation.	8-K	001-34818	10.1	December 8, 2011

10.51	#	Employment Agreement, dated April 18, 2012, between Robert Mayson and the registrant.	8-K	001-34818	10.1	April 18, 2012

10.52	#	Secondment Letter, dated April 18, 2012, by and between Robert Mayson and the registrant.	8-K	001-34818	10.2	April 18, 2012

10.53	+	Credit Agreement, dated as of April 19, 2012, among City National Bank, U.S. Bank National Association, HSBC Bank USA, N.A., the lenders party thereto and the registrant.	8-K/A	001-34818	10.1	April 25, 2012

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.54		General Continuing Guaranty, dated as of April 19, 2012, executed by Stereographics Corporation and ColorLink Inc. in favor of City National Bank and the lenders party to the Credit Agreement, dated as of April 19, 2012.	8-K/A	001-34818	10.2	April 25, 2012

10.55	+	Security Agreement, dated as of April 19, 2012, among Stereographics Corporation, ColorLink Inc., City National Bank and the registrant.	8-K/A	001-34818	10.3	April 25, 2012

10.56		Consulting Agreement, dated May 29, 2012, by and between DCH Consultants LLC and the registrant	10-Q	001-34818	10.6	July 31 2012

10.57	#	Director Offer Letter and Consent, dated January 27, 2013, by and between Laura Alber and the registrant.					X

10.58	#	Employment Agreement, dated February 6, 2013, between Minard Hamilton and the registrant.					X

21.1		List of significant subsidiaries of the registrant.					X

23.1		Consent of Independent Registered Public Accounting Firm.					X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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