Form 10-Q
period 2013-06-30
RealD Inc.
filed 2013-08-07
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

On July 31, 2013, the registrant had 49,539,827 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2013

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	June 30,	March 31,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,399	$31,020
Accounts receivable, net	55,444	45,472
Inventories	19,269	15,430
Deferred costs – eyewear	441	538
Prepaid expenses and other current assets	5,991	3,973
Total current assets	99,544	96,433
Property and equipment, net	25,123	25,002
Cinema systems, net	125,171	125,379
Digital projectors, net-held for sale	644	728
Goodwill	10,657	10,657
Other intangibles, net	7,107	7,417
Deferred income taxes	3,001	3,001
Other assets	4,859	5,031
Total assets	$276,106	$273,648

Liabilities and equity
Current liabilities:
Accounts payable	$18,113	$22,737
Accrued expenses and other liabilities	24,634	25,013
Deferred revenue	7,964	9,916
Income taxes payable	1,139	603
Deferred income taxes	2,859	2,860
Current portion of long-term debt	1,042	1,042
Total current liabilities	55,751	62,171
Credit facility agreement	51,458	46,458
Deferred revenue, net of current portion	9,329	10,392
Other long-term liabilities, customer deposits and virtual print fee liability	6,182	5,438
Total liabilities	122,720	124,459

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 49,503 and 49,365 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	338,290	332,694
Accumulated deficit	(184,380)	(182,846)
Accumulated other comprehensive income	252	115
Total RealD Inc. stockholders’ equity	154,162	149,963
Noncontrolling interest	(776)	(774)
Total equity	153,386	149,189

Total liabilities and equity	$276,106	$273,648

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended
	June 30,	June 22,
	2013	2012

Revenue:
License	$37,306	$41,189
Product and other	21,913	26,989
Total revenue	59,219	68,178
Cost of revenue:
License	10,818	10,013
Product and other	20,220	26,820
Total cost of revenue	31,038	36,833
Gross profit	28,181	31,345
Operating expenses:
Research and development	5,544	4,898
Selling and marketing	7,338	6,895
General and administrative	14,422	11,262
Total operating expenses	27,304	23,055
Operating income	877	8,290
Interest expense, net	(489)	(313)
Other loss, net	(209)	(353)
Income before income taxes	179	7,624
Income tax expense	1,715	4,677
Net income (loss)	(1,536)	2,947
Net loss attributable to noncontrolling interest	2	32
Net income (loss) attributable to RealD Inc. common stockholders	$(1,534)	$2,979

Earnings (loss) per common share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

Shares used in computing earnings (loss) per common share:
Basic	49,588	54,676
Diluted	49,588	56,643

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Consolidated statements of comprehensive income (loss) (unaudited)

(in thousands)

	Three months ended
	June 30,	June 22,
	2013	2012
Net income (loss)	$(1,536)	$2,947
Other comprehensive income (loss), net of tax:
Foreign currency translation gains	137	-
Other comprehensive income, net of tax	137	-
Comprehensive income (loss)	$(1,399)	$2,947

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Three months ended
	June 30,	June 22,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(1,536)	$2,947
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	9,554	7,850
Deferred income tax	(1)	(55)
Non-cash interest expense	20	104
Non-cash stock compensation	4,645	4,282
Gain on sale of digital projectors	(18)	—
Impairment of long-lived assets and related purchase commitments	953	1,574
Changes in operating assets and liabilities:
Accounts receivable	(9,972)	(1,996)
Inventories	(3,839)	18,565
Prepaid expenses and other current assets	(2,018)	173
Deferred costs - eyewear	97	(348)
Other assets	172	(1,064)
Accounts payable	(4,637)	(5,114)
Accrued expenses and other liabilities	(399)	(3,964)
Other long-term liabilities, customer deposits and virtual print fee liability	744	180
Income taxes receivable/payable	535	3,133
Deferred revenue	(3,015)	1,565
Net cash provided (used) by operating activities	(8,715)	27,832

Cash flows from investing activities
Purchases of property and equipment	(1,636)	(2,745)
Purchases of cinema systems and related components	(8,428)	(5,044)
Proceeds from sale of digital projectors	70	2,474
Net cash used in investing activities	(9,994)	(5,315)

Cash flows from financing activities
Proceeds from credit facility	5,000	25,000
Repayments on credit facility	—	(25,000)
Payments of debt issuance costs	—	(1,167)
Proceeds from exercise of stock options	951	565
Proceeds from employee stock purchase plan	—	302
Purchases of treasury stock	—	(1,586)
Net cash (used) provided by financing activities	5,951	(1,886)
Effect of currency exchange rate changes on cash and cash equivalent	137	—
Net increase (decrease) in cash and cash equivalents	(12,621)	20,631
Cash and cash equivalents, beginning of period	31,020	24,894
Cash and cash equivalents, end of period	$18,399	$45,525

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a global licensor of stereoscopic 3D technologies.  Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 refers to RealD Inc. and its subsidiaries.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of our condensed consolidated financial statements. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

2. Summary of significant accounting policies

Accounting period

On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter of fiscal 2013 ended on December 31, 2012. As a result, the current first fiscal quarter ended on June 30, 2013 as compared to the first quarter of fiscal 2013, which ended on June 22, 2012. Our fiscal year 2014 consists of four 3-month periods for a total of 12 months and will end on March 31, 2014.

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

Earnings (loss) per share of common stock

Basic income per share of common stock is computed by dividing the net income (loss) attributable to our common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share is computed by dividing income attributable to our common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested restricted stock units.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

The calculation of the basic and diluted earnings (loss) per share of common stock for the three months ended June 30, 2013 and June 22, 2012 was as follows:

	Three months ended
	June 30,	June 22,
(in thousands, except share and per share data)	2013	2012
Numerator:
Net income (loss)	$(1,536)	$2,947
Net loss attributable to noncontrolling interest	2	32
Net income (loss) attributable to RealD Inc. common stockholders	$(1,534)	$2,979

Denominator:
Weighted-average common shares outstanding (basic)	49,588	54,676
Effect of dilutive securities	–	1,967
Weighted-average common shares outstanding (diluted)	49,588	56,643

Earnings (loss) per common share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the three months ended June 30, 2013 and June 22, 2012 was as follows:

	Three months ended
	June 30,	June 22,
(in thousands)	2013	2012
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	9,871	5,435

Due to the loss attributable to our common stockholders in the three months ended June 30, 2013, basic loss per share of common stock and diluted loss per share of common stock are the same because the effect of potentially dilutive securities would be antidilutive.

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

We purchase foreign currency forward contracts, generally with maturities of nine months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of June 30, 2013, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $3.3 million. As of June 30, 2013, the carrying amounts of our foreign currency forward contracts was not significant and were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. As of March 31, 2013, the carrying amounts of our foreign currency forward contracts were not significant. For both the three months ended June 30, 2013 and June 22, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant. Foreign currency master agreements typically allow the netting of receivables and payables. The gross receivable balances and the gross payable balances were not significant as of June 30, 2013 and March 31, 2013.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $2.9 million and $2.6 million as of June 30, 2013 and March 31, 2013, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified.  As of June 30, 2013 and March 31, 2013, the inventory reserve as a result of our net realizable value analyses was $0.3 million and $0.4 million, respectively.

Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers.

For RealD eyewear located at a motion picture exhibitor, we do not believe that it is operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction and shrinkage are specifically recognized in the period incurred due to the number of domestic RealD-enabled screens and the related usage of RealD eyewear. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

•                  For an estimated period of time following shipment to domestic motion picture exhibitors, no expense is recognized from the time of shipment until the delivery is made because the eyewear is in transit and unused.

•                  The inventory cost is expensed on a straight-line basis over an estimated usage period beginning with initial usage of the eyewear shipped. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture’s opening release date, a 3D motion picture’s expected release period, the number of currently playing 3D motion pictures, and the motion picture exhibitor’s buying and stocking patterns and practices.

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

For the three months ended June 30, 2013 and June 22, 2012, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.0 million and $1.6 million, respectively.

Revenue recognition

We derive substantially all of our revenue from the license of our RealD Cinema Systems and the product sale of our RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.  We record revenue net of estimated allowances.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended June 30, 2013 and June 22, 2012.

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

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.7 million and $2.3 million for the three months ended June 30, 2013 and June 22, 2012, respectively.

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate)as a Benchmark Interest Rate for Hedge Accounting Purposes”. The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. We do not expect the adoption of ASU 2013-10 to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  The Company will adopt this amendment as of our 2015 fiscal year.  The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	June 30,	March 31,
(in thousands)	2013	2013
RealD Cinema Systems	$201,291	$194,527
Digital projectors - held for sale	1,304	1,634
Leasehold improvements	17,038	14,442
Machinery and equipment	6,446	6,198
Furniture and fixtures	1,214	1,122
Computer equipment and software	8,650	7,628
Construction in process	316	2,637
Total	$236,259	$228,188
Less accumulated depreciation	(85,321)	(77,079)
Property and equipment, RealD Cinema Systems and digital projectors, net	$150,938	$151,109

Depreciation expense amounted to $9.2 million and $7.8 million for the three months ended June 30, 2013 and June 22, 2012, respectively.

During the three months ended June 30, 2013, we received $0.1 million in cash from motion picture exhibitor customers for the sale of digital projectors. During the three months ended June 22, 2012, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.

4. Borrowings

Credit Agreement

On April 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with City National Bank, a national banking association (“City National”).  Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•                  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”). During fiscal 2013, we borrowed and repaid $12.5 million under the Term Loan Facility, resulting in a reduction of the maximum funds available thereunder.  As of June 30, 2013, $37.5 million in funds was available to be borrowed under the Term Loan Facility.

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

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of June 30, 2013, we were in compliance with all financial covenants in our Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

As of June 30, 2013, there was $52.5 million in borrowings outstanding under the Credit Agreement which bears interest at approximately 3.08%.  As of March 31, 2013, there was $47.5 million in borrowings outstanding under our prior revolving and term loan facility.  Interest expense related to our borrowings under our Credit Agreement was $0.4 million and $0.3 million for the three months ended June 30, 2013 and June 22, 2012, respectively.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $6.9 million at June 30, 2013 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

6. Share-based compensation

We account for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for all share-based arrangements for the three months ended June 30, 2013 and June 22, 2012 was as follows:

	Three months ended
	June 30,	June 22,
(in thousands)	2013	2012
Share-based compensation
Cost of revenue	$299	$177
Research and development	707	430
Selling and marketing	1,322	1,337
General and administrative	2,317	2,338
Total	$4,645	$4,282

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the three months ended June 30, 2013, we granted 0.5 million stock options at a weighted average grant date fair value of $8.08 per share.  For the three months ended June 30, 2013 and June 22, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $3.5 million and $3.3 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company.  The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies.  The performance period for this performance stock option is between three and five years.  For both the three months ended June 30, 2013 and June 22, 2012, share-based compensation expense related to performance stock options was $0.5 million.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us.  The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted.  For the three months ended June 30, 2013, share-based compensation related to performance stock units was $0.1 million.  For the three months ended June 22, 2012, there was no share-based compensation expense related to performance stock units.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the three months ended June 30, 2013, we granted 0.4 million restricted stock units at a weighted average grant date fair value of $14.45 per restricted stock unit. For the three months ended June 30, 2013 and June 22, 2012, share-based compensation expense related to restricted stock units was $0.5 million and $0.5 million, respectively.

7. Income taxes

Our income tax expense for the three months ended June 30, 2013 and June 22, 2012 was $1.7 million and $4.7 million, respectively. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of June 30, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

8. Equity

A summary of the changes in total equity for the three months ended June 30, 2013 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)
Balance, March 31, 2013	$149,963	$(774)	$149,189
Share-based compensation	4,645	—	4,645
Exercise of stock options	951	—	951
Comprehensive income (loss):
Net loss	(1,534)	(2)	(1,536)
Other comprehensive loss, net of tax	137	—	137
Total comprehensive loss			(1,399)
Balance, June 30, 2013	$154,162	$(776)	$153,386

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of our common stock.  On December 14, 2012, our board of directed approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements.  Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods.  The repurchase program may be suspended or discontinued at any time.

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million inception to date.  For the three-month period ended June 30, 2013, we did not repurchase any shares.

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

For the three months ended June 30, 2013, there were no related party transactions.

10. Subsequent event

On July 23, 2013, we borrowed an additional $7.5 million under the Revolving Facility for a total of $60.0 million outstanding in borrowings under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million and the Term Loan Facility of $37.5 million (Note 4).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal year 2014 ending March 31, 2014 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; and competitive pressures in domestic and international cinema markets impacting licensing and product revenues. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•                  RealD box office.  Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens.  Estimated international box office on RealD-enabled screens is the estimated 3D box office generated on RealD-enabled international screens. RealD’s estimates of box office on RealD-enabled screens rely on box office tracking data.  International box office reflects RealD’s estimates of international box office generated on RealD-enabled screens in 20 foreign countries where box office tracking is available.  RealD estimates these countries represent approximately 85% of RealD’s international license revenues.

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

•                  Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), plus net interest expense, income taxes, other income, depreciation and amortization and share-based compensation expense, as further adjusted to eliminate the impact of certain other items that we do not consider indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see ‘‘Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended
	June 30,	June 22,
(approximate numbers, in millions)	2013	2012
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$431	$444
Estimated box office on RealD international screens	407	489
Total estimated box office on RealD screens	$838	$933

	Three months ended
	June 30,	June 22,
(approximate numbers)	2013	2012
Number of 3D motion pictures (released domestically during period)	8	10

	June 30,	June 22,
	2013	2012
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,100	12,000
Total international RealD enabled screens	10,400	8,700
Total RealD enabled screens	23,500	20,700
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	2,900	2,700
Total international locations with RealD enabled screens	2,700	2,500
Total locations with RealD enabled screens	5,600	5,200

Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption “Non-U.S. GAAP discussion.”

Beginning in the first quarter of fiscal 2014 ended on June 30, 2013, we modified our definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under the Credit Agreement (see “Liquidity and capital resources” caption below).  As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

Opportunities, trends and factors affecting comparability

We have rapidly evolved and expanded our business since we acquired ColorLink in March 2007. This expansion has included hiring most of our senior management team, acquiring and growing our research and development facilities in Boulder, Colorado, and building infrastructure to support our business. These investments in and changes to our business have allowed us to significantly increase our revenue and key business metrics. Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales and marketing presence in the United States, Europe, Asia, Latin America, Russia and other geographic regions, enhance and expand our technology and product offerings and pursue strategic acquisitions.  For example, in 2012, we established a RealD sales and operating presence in Russia and, in 2013, we established a RealD sales and operating presence in Latin America.

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of June 30, 2013, there were approximately 23,500 RealD-enabled screens worldwide as compared to approximately 20,700 RealD-enabled screens worldwide as of June 22, 2012, an increase of 2,800 RealD-enabled screens or 14%.  Based on the slate announced by motion picture studios, we anticipate that approximately 35 3D motion pictures will be released worldwide in our fiscal year 2014, including sequels to successful major motion picture franchises, such as Iron Man, Thor, The Hobbit, Star Trek, 300, Monsters, Despicable Me, The Smurfs and Cloudy with a Chance of Meatballs.

Other visual display technologies

We have recently made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops, tablets, smartphones and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including The Avengers,  The Hobbit: An Unexpected Journey, The Amazing Spider-Man, Madagascar 3: Europe’s Most Wanted, Life of Pi, Iron Man 3 and Star Trek Into Darkness is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended
	June 30,	June 22,
(in thousands)	2013	2012
Consolidated statements of operations data:
Revenue	$59,219	$68,178
Cost of revenue	31,038	36,833
Gross margin	28,181	31,345
Operating expenses:
Research and development	5,544	4,898
Selling and marketing	7,338	6,895
General and administrative	14,422	11,262
Total operating expenses	27,304	23,055
Operating income (loss)	877	8,290
Interest expense, net	(489)	(313)
Other loss, net	(209)	(353)
Income before income taxes	179	7,624
Income tax expense	1,715	4,677
Net income (loss)	(1,536)	2,947
Net (income) loss attributable to noncontrolling interest	2	32
Net income (loss) attributable to RealD Inc.
common stockholders	$(1,534)	$2,979

Other data:
Adjusted EBITDA (1)	$16,027	$21,996

(1)         Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

Three months ended June 30, 2013 compared to three months ended June 22, 2012

Revenue

	Three months ended
	June 30,	June 22,	Amount	Percentage
(in thousands)	2013	2012	change	change
Revenue:
License revenue	$37,306	$41,189	$(3,883)	(9%)
Product and other	21,913	26,989	(5,076)	(19%)
Total revenue	$59,219	$68,178	$(8,959)	(13%)

The decrease in revenue recorded during the three months ended June 30, 2013 compared to the three months ended June 22, 2012 was primarily due to lower domestic eyewear usage and lower international eyewear sales, reductions of average eyewear revenue per unit for domestic usage and international eyewear sold, and a decrease in license revenues resulting from a decrease in box office performance.  Our international markets comprised approximately 45% of total revenue for the three months ended June 30, 2013 as compared to 46% for the three months ended June 22, 2012.  The decrease in revenues attributable to international markets was driven by a decrease in sales of RealD eyewear.

For the three months ended June 30, 2013, there were 11 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended June 30, 2013 includes admission-based fees related to the following motion pictures: Iron Man 3 ($8.6 million), Star Trek 2: Into Darkness ($3.1 million), Man of Steel ($3.1 million), The Croods ($2.6 million), The Great Gatsby ($2.1 million), G.I. Joe 2: Retaliation ($1.9 million), Epic ($1.8 million), Monsters University ($1.5 million), World War Z ($1.5 million), Jurassic Park (3D re-release) ($1.2 million) and Oz: The Great & Powerful ($1.1 million).

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

License revenues comprised 63% and 60% of total revenues for the three months ended June 30, 2013 and June 22, 2012, respectively. International license revenues comprised of $20.7 million, or 55% of total license revenues and $23.2 million, or 56% of total license revenue for the three months ended June 30, 2013 and June 22, 2012, respectively.

The decrease in our product and other revenue in the three months ended June 30, 2013 as compared to the three months ended June 22, 2012, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our domestic and international markets as well as from a reduction in average eyewear revenue per unit sold. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised of $5.9 million, or 27% of total product revenues and $8.4 million, or 31% of total product revenues for the three months ended June 30, 2013 and June 22, 2012, respectively. International product and other revenues were 28% of international license revenue for the three months ended June 30, 2013 as compared to 36% for the three months ended June 22, 2012.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D and the box office performance of those films.

Cost of Revenue

	Three months ended
	June 30,	June 22,	Amount	Percentage
(in thousands)	2013	2012	change	change
Revenue	$59,219	$68,178	$(8,959)	(13%)
Cost of revenue:
License	10,818	10,013	805	8%
Product and other	20,220	26,820	(6,600)	(25%)
Total cost of revenue	$31,038	$36,833	$(5,795)	(16%)
Gross profit	$28,181	$31,345	$(3,164)	(10%)
Gross margin	48%	46%

For the three months ended June 30, 2013, our cost of revenue decreased primarily due to higher recycle mix and lowered eyewear cost.  Cost of revenue decreased, as a percentage of revenue, to 52% for the three months ended June 30, 2013, as compared to 54% for the three months ended June 22, 2012.

License cost of revenue increased $0.8 million quarter-over-quarter primarily as a result of a $0.8 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of revenue for the three months ended June 30, 2013 and June 22, 2012 is depreciation expense of $7.7 million and $6.9 million, respectively. Depreciation expense as a percentage of total license revenue increased to 21% for the three months ended June 30, 2013 from 17% for the three months ended June 22, 2012.

Product and other gross profit increased $1.5 million quarter-over-quarter, primarily as a result of optimizing eyewear product mix and thereby lowering costs and more than offsetting lower demand. Product and other gross margin increased to 8% for the three months ended June 30, 2013 as compared to 1% for the three months ended June 22, 2012.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $2.3 million for the three months ended June 30, 2013 and $2.2 million for the three months ended June 22, 2012, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

Our cost of revenue as a percentage of revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of license and product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources, impairment charges and the percentage usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and the number of 3D motion pictures and attendance increase, our total cost of revenue may continue to increase.

Operating Expenses

	Three months ended
	June 30,	June 22,	Amount	Percentage
(in thousands)	2013	2012	change	change
Research and development	$5,544	$4,898	$646	13%
Selling and marketing	7,338	6,895	443	6%
General and administrative	14,422	11,262	3,160	28%
Total operating expenses	$27,304	$23,055	$4,249	18%

Research and development.  Our research and development expenses increased primarily due to $0.4 million higher personnel expenses, $0.3 million higher depreciation and amortization, and $0.3 million higher stock-based compensation, which were partially offset by $0.3 million lower supplies expense. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to $0.4 million higher personnel expenses. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to a $0.8 million change in bad debt expense to $0.2 million versus a prior year credit of $0.6 million, $0.7 million higher sales and use taxes and property taxes, $0.6 million higher personnel expenses, $0.4 million higher outside services, $0.4 million higher depreciation expense, and $0.2 million higher rent expense.

Historical operating expense is not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.5 million and $0.3 million for the three months ended June 30, 2013 and June 22, 2012, respectively. The increase in net interest expense was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense for the three months ended June 30, 2013 was $1.7 million compared to $4.7 million for the three months ended June 22, 2012, primarily due to differences in net income and the effective tax rate estimate used. For the three months ended June 30, 2013, we used the actual effective year-to-date tax rate to calculate the interim effective tax rate for the US jurisdiction, as a reliable estimate of the annual effective tax rate could not be made.  For the three months ended June 22, 2012, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year.

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

Liquidity and capital resources

Since our inception and through June 30, 2013, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

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

On April 19, 2012, we entered into the Credit Agreement with City National pursuant to which the lenders thereunder made available to us the Revolving Facility and the Term Loan Facility.  The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.  Our obligations under our Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink and Stereographics.

During fiscal 2013, we borrowed and repaid $12.5 million under the Term Loan Facility resulting in a reduction of the maximum funds available thereunder.  As of June 30, 2013, $37.5 million in funds was available to be borrowed under the Term Loan Facility.

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

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period plus 1.00%, plus one and one-half percent (1.5%).

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 30, 2013, we were in compliance with all financial covenants in the Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of June 30, 2013, our primary sources of liquidity were our cash and cash equivalents of $18.4 million and funds available to be borrowed under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million and the Term Loan Facility of $37.5 million, of which $60.0 million was available for borrowing. As of June 30, 2013, there was $52.5 million in borrowings under the Credit Agreement, and on July 23, 2013, we borrowed an additional $7.5 million under the Revolving Facility for a total of $60.0 million outstanding in borrowings under the Credit Agreement.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Three months ended
	June 30,	June 22,
(in thousands)	2013	2012
Operating activities	$(8,715)	$27,832
Investing activities	(9,994)	(5,315)
Financing activities	$(5,951)	$(1,886)

Cash flow from operating activities

Net cash outflows from operating activities during the three months ended June 30, 2013 primarily resulted from net loss, increases in accounts receivable, an increase in inventories and decreases in accounts payable and accrued expenses.  Increases in accounts receivable were related to the timing of collections.  The increase in inventories is primarily due to the increased volume of inventory purchases in anticipation of the upcoming 3D film slate. Decreases in accounts payable and accrued expenses were related to the timing of payments.

Net cash inflows from operating activities during the three months ended June 22, 2012 primarily resulted from net income and decreases in inventories, which were partially offset by decreases in accounts payable and accrued expenses.  Decreases in accounts payable and accrued expenses were related to the timing of payments.

Cash flow from investing activities and capital resources

For both the three months ended June 30, 2013 and June 22, 2012, cash outflow for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. Capital expenditures were $10.1 million for the three months ended June 30, 2013 and $7.8 million for the three months ended June 22, 2012. In the future, we will continue to invest in our business to grow sales and develop new products.

Cash flow from financing activities

Net cash inflows from financing activities for the three months ended June 30, 2013 primarily resulted from $5.0 million of proceeds from the Credit Agreement and $1.0 million proceeds from issuance of stock options.

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

As of June 30, 2013, there was $52.5 outstanding under the Credit Agreement and $60.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the three months ended June 30, 2013 and June 22, 2012, proceeds from employee stock option exercises and employee stock plan purchases were $1.0 million and $0.6 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million inception to date.  For the three-month period ended June 30, 2013, we did not repurchase any shares.

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

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss), plus net interest expense, income taxes, depreciation and amortization and share-based compensation expense as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three months ended June 30, 2013 and June 22, 2012:

	Three months ended
	June 30,	June 22,
(in thousands)	2013	2012

Net income (loss)	$(1,536)	$2,947
Add (deduct):
Interest expense, net	489	313
Income tax expense	1,715	4,677
Depreciation and amortization	9,554	7,850
Other loss, net (1)	209	353
Share-based compensation expense (2)	4,645	4,282
Impairment of assets and intangibles (3)	951	1,574
Adjusted EBITDA (4)	$16,027	$21,996

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

(4)  Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see the entirety of this “Non-U.S. GAAP discussion”.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA also aligns with the similarly titled definition in our Credit Agreement and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

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

Share-based compensation

We account for share-based awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of share-based awards granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for the three and nine months ended June 30, 2013 and June 22, 2012 was as follows:

	Three months ended
	June 30,	June 22,
(in thousands)	2013	2012
Share-based compensation
Cost of revenue	$299	$177
Research and development	707	430
Selling and marketing	1,322	1,337
General and administrative	2,317	2,338
Total	$4,645	$4,282

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter.  The options generally expire ten years from the date of grant. For the three months ended June 30, 2013, we granted 0.5 million stock options at a weighted average grant date fair value of $8.08 per share.  For the three months ended June 30, 2013 and June 22, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $3.5 million and $3.3 million, respectively.

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

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  In June 2013, our Chief Executive Officer’s 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company.  The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies.  The performance period for this performance stock option is between three and five years. For both the three months ended June 30, 2013 and June 22, 2012, share-based compensation expense related to performance stock options was $0.5 million.

The Monte Carlo Simulation valuation model is based on the length of the performance period, the percentile ranking of total stockholder return among peer companies and other provisions of the award. For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, we apply a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the average volatility of a peer group of companies as an estimate for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended June 30, 2013, share-based compensation related to performance stock units was $0.1 million. For the three months ended June 22, 2012, there was no share-based compensation expense related to performance stock units.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the three months ended June 30, 2013, we granted 0.4 million restricted stock units at a weighted average grant date fair value of $14.45 per restricted stock unit. For the three months ended June 30, 2013 and June 22, 2012, share-based compensation expense related to restricted stock units was $0.5 million and $0.5 million, respectively.

Inventories

Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ consumers.

For RealD eyewear located at a motion picture exhibitor, we do not believe it is operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction, and shrinkage are specifically recognized in the period incurred due to the number of domestic RealD-enabled screens and related usage of RealD eyewear. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

•                  For an estimated period of time following shipment to domestic motion picture exhibitors, no expense is recognized from the time of shipment until the delivery is made because the eyewear is in transit and unused.

•                  The inventory cost is expensed on a straight-line basis over an estimated usage period beginning with initial usage of the eyewear shipped. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture’s opening release date, a 3D motion picture’s expected release period, the number of currently playing 3D motion pictures, and the motion picture exhibitor’s buying and stocking patterns and practices.

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

For the three months ended June 30, 2013 and June 22, 2012, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.0 million and $1.6 million, respectively.

Deferred tax asset valuation and tax exposures

As of June 30, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate)as a Benchmark Interest Rate for Hedge Accounting Purposes”. The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. We do not expect the adoption of ASU 2013-10 to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  The Company will adopt this amendment as of our 2015 fiscal year.  The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At June 30, 2013, we had cash and cash equivalents of $18.4 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%, plus one and one-half percent (1.5%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At June 30, 2013, we had $52.5 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 3.08%.

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

As of June 30, 2013, we had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling an aggregate of $3.3 million. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three months ended June 30, 2013 and June 22, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on June 30, 2013 would result in a $0.4 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.3 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options.  The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended towards viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal 2013 compared to fiscal year 2012. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film’s release date from one accounting period to another could adversely affect our financial condition, results of operations and business.

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

The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and Xpand, with IMAX increasing market share in recent periods. In addition, other companies, including motion picture exhibitors and studios and smaller competitors in international markets,  may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may enjoy competitive advantages, such as greater financial, technical, marketing and other resources than we do, greater market share and name recognition than we have or may have more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that our margins in future periods will increase.

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

Our 3D visual display technologies have been made available to certain consumer electronics manufacturers and electronics component suppliers to enable 3D viewing on high definition televisions, laptops and other displays. We do not have exclusive arrangements with these consumer electronics manufacturers, and to date, we have not generated revenue of any material significance from these arrangements. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand and income potential for our 3D visual display technologies is unproven. In addition, because 3D consumer electronics technologies continue to quickly evolve, we have limited insight into trends that may emerge and affect our business, including whether consumers will widely adopt 3D-enabled visual display devices at all. In addition, our competitors may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D technologies. As a result, our future prospects could be adversely affected if we make errors in predicting and reacting to relevant business trends and consumer demand, or if consumer electronics manufacturers choose not to use our 3D technologies in their visual display devices.

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

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the U.S. Securities and Exchange Commission, or SEC, reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position. In addition, as our business grows, we may borrow money to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures or stock repurchases which will result in debt service payment obligations and will require us to comply with certain financial and operating covenants. For example, in April 2012, we entered into a secured credit facility agreement with City National, to increase our borrowing capacity to an aggregate of $125 million. We may draw on our secured credit facility to fund growth initiatives and repurchase our common stock. In the event we breach any of the covenants under our credit agreements or are unable to pay our obligations to City National or other lenders as they become due, we may become in default under the Credit Agreement which will have a material and adverse effect on our business, results of operations and financial condition.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

On April 19, 2012, we entered the Credit Agreement with City National to provide the Company with the Revolving Facility and the Term Loan Facility.  The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.  Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink and Stereographics.

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

Our indebtedness was $52.5 million as of June 30, 2013.  We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

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

Our operating results may fluctuate from quarter to quarter, which may be different from analysts’ expectations and adversely affect our stock price.

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

Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we generally provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. Most international motion picture exhibitors and some domestic motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping costs, logistics or recycling interruption, other disruption to our global supply chain or competitive pricing pressures could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with recent major 3D motion picture releases and increased consumer demand, we have in the past exhausted our inventory of RealD eyewear and incurred increased shipping costs to accelerate delivery of new inventory.

Our RealD 3D eyewear business model in North America relies on fees from motion picture studios for the usage of RealD eyewear by motion picture exhibitors’ customers, the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. We understand that at least one major motion picture studio is seeking a change to the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that profitability in our RealD eyewear business, may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

The global economic environment since late 2008 has been volatile and continues to pose risks. The global economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending or consumer preference for lower cost 2D motion pictures, resulting in lower motion picture box office revenue. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors less willing to license our RealD Cinema Systems or exhibit 3D motion pictures. Further, a decrease in discretionary consumer spending may adversely affect future demand for 3D consumer electronics products that may use our 3D technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D technologies, any of which could cause our business, revenue and growth prospects to suffer.

The loss of members of our management or research and development teams could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued individual and collective contributions of our management and research and development teams. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors and consumer electronics manufacturers and the research and development of our 3D technologies. The loss of any of these individuals, including Michael V. Lewis, our Chairman and Chief Executive Officer, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business and could substantially disrupt our business operations. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

Our ability to use our net operating loss carryforwards could be subject to additional limitation if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.

While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion above under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures”), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We are performing a study to determine the extent of the limitation, if any. It is possible that our initial public offering, or IPO, either on a standalone basis or when combined with past or future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Changes in accounting may affect the Company’s reported earnings and operating income.

U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of the Company’s business, such as revenue recognition, film accounting, accounting for pensions and other postretirement benefits, accounting for income taxes, and treatment of goodwill or long lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in the Company’s products or business could significantly change its reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

Beginning in the first quarter of fiscal 2014 that ends on June 30, 2013, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under our expanded credit facility.  As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

We face risks in conducting business in China, Russia and other emerging economies.

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, Greater China and Russia are among the Company’s largest and fastest growing market opportunities. As of March 31, 2013, our RealD Cinema Systems were deployed and operated in approximately 1,200 cinema screens in Greater China and Russia on a combined basis, with an additional approximately 1,400 screens under contract within these markets.  We believe that our sales of products and services in China, Russia and other emerging economies will expand in the future to the extent that the use of digital technologies increases in these countries, including in movies and theaters, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the U.S., Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

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

As of July 31, 2013, we had 49,539,827 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of June 30, 2013, there were 11,769,042 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 1,808,856 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million inception to date.  For the three-month period ended June 30, 2013, we did not repurchase any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 29, 2011

3.3	Amended and Restated Bylaws as amended and restated June 5, 2013.	10-K	001-34818	3.3	June 6, 2013

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa

Chief Financial Officer

Date: August 7, 2013