Form 10-Q
period 2013-09-30
RealD Inc.
filed 2013-11-12
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

On November 5, 2013, the registrant had 49,827,162 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2013

PART I – FINANCIAL INFORMATION
		Page Number

ITEM 1.	Financial statements	3

	Condensed consolidated balance sheets as of September 30, 2013 (unaudited) and March 31, 2013	3

	Condensed consolidated statements of operations (unaudited) for the three and six months ended September 30, 2013 and September 21, 2012	4

	Condensed consolidated statements of comprehensive income (loss) (unaudited) for the three and six months ended September 30, 2013 and September 21, 2012	5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended September 30, 2013 and September 21, 2012	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations	17

ITEM 3.	Quantitative and qualitative disclosures about market risk	33

ITEM 4.	Controls and procedures	34

	PART II – OTHER INFORMATION

ITEM 1.	Legal proceedings	35

ITEM 1A.	Risk factors	35

ITEM 2.	Unregistered sales of equity securities and use of proceeds	47

ITEM 3.	Defaults upon senior securities	48

ITEM 4.	Mine safety disclosures	48

ITEM 5.	Other information	48

ITEM 6.	Exhibits	48

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	September 30,	March 31,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,227	$31,020
Accounts receivable, net	42,851	45,472
Inventories	19,056	15,430
Deferred costs – eyewear	105	538
Prepaid expenses and other current assets	5,807	3,973
Total current assets	102,046	96,433
Property and equipment, net	25,099	25,002
Cinema systems, net	120,408	125,379
Digital projectors, net-held for sale	259	728
Goodwill	10,657	10,657
Other intangibles, net	6,787	7,417
Deferred income taxes	3,001	3,001
Other assets	4,904	5,031
Total assets	$273,161	$273,648

Liabilities and equity
Current liabilities:
Accounts payable	$11,316	$22,737
Accrued expenses and other liabilities	23,641	25,013
Deferred revenue	9,141	9,916
Income taxes payable	1,067	603
Deferred income taxes	2,857	2,860
Current portion of Credit Agreement	12,500	1,042
Total current liabilities	60,522	62,171
Credit Agreement, net of current portion	52,500	46,458
Deferred revenue, net of current portion	8,049	10,392
Other long-term liabilities and customer deposits	5,907	5,438
Total liabilities	126,978	124,459

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 49,146 and 49,365 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	343,194	332,694
Accumulated deficit	(196,542)	(182,846)
Accumulated other comprehensive income	320	115
Total RealD Inc. stockholders’ equity	146,972	149,963
Noncontrolling interest	(789)	(774)
Total equity	146,183	149,189

Total liabilities and equity	$273,161	$273,648

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
	2013	2012	2013	2012

Revenue:
License	$30,976	$34,976	$68,282	$76,165
Product and other	12,953	20,010	34,866	46,999
Total revenue	43,929	54,986	103,148	123,164
Cost of revenue:
License	11,691	14,283	22,509	24,296
Product and other	12,332	23,049	32,552	49,869
Total cost of revenue	24,023	37,332	55,061	74,165
Gross profit	19,906	17,654	48,087	48,999
Operating expenses:
Research and development	4,685	4,592	10,229	9,490
Selling and marketing	6,115	5,924	13,453	12,819
General and administrative	11,950	12,189	26,372	23,451
Total operating expenses	22,750	22,705	50,054	45,760
Operating income (loss)	(2,844)	(5,051)	(1,967)	3,239
Interest expense, net	(751)	(288)	(1,240)	(601)
Other income (loss)	483	(21)	274	(374)
Income (loss) before income taxes	(3,112)	(5,360)	(2,933)	2,264
Income tax expense (benefit)	1,552	(1,129)	3,267	3,548
Net loss	(4,664)	(4,231)	(6,200)	(1,284)
Net loss attributable to noncontrolling interest	13	58	15	90
Net loss attributable to RealD Inc. common stockholders	$(4,651)	$(4,173)	$(6,185)	$(1,194)

Loss per common share:
Basic	$(0.09)	$(0.08)	$(0.13)	$(0.02)
Diluted	$(0.09)	$(0.08)	$(0.13)	$(0.02)

Shares used in computing loss per common share:
Basic	49,260	53,915	49,479	54,314
Diluted	49,260	53,915	49,479	54,314

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of comprehensive income (loss) (unaudited)

(in thousands)

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
	2013	2012	2013	2012
Net loss	$(4,664)	$(4,231)	$(6,200)	$(1,284)
Other comprehensive income, net of tax:
Foreign currency translation gains	68	-	205	-
Other comprehensive income, net of tax	68	-	205	-
Comprehensive loss	$(4,596)	$(4,231)	$(5,995)	$(1,284)

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Six months ended
	September 30,	September 21,
	2013	2012
Cash flows from operating activities
Net loss	$(6,200)	$(1,284)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	19,764	15,936
Deferred income tax	(3)	(56)
Non-cash interest expense	140	157
Non-cash stock compensation	9,118	9,094
Gain on sale of digital projectors	(18)	–
Loss on disposal of property and equipment	–	44
Impairment of long-lived assets and related purchase commitments	2,783	5,901
Changes in operating assets and liabilities:
Accounts receivable	2,621	6,541
Inventories	(3,626)	25,720
Prepaid expenses and other current assets	(1,834)	(676)
Deferred costs - eyewear	433	374
Other assets	127	(1,598)
Accounts payable	(11,420)	(7,256)
Accrued expenses and other liabilities	(1,512)	(3,323)
Other long-term liabilities and customer deposits	229	308
Income taxes receivable/payable	464	449
Deferred revenue	(3,118)	288
Net cash provided by operating activities	7,948	50,619

Cash flows from investing activities
Purchases of property and equipment	(3,343)	(6,266)
Purchases of cinema systems and related components	(13,044)	(6,664)
Proceeds from sale of digital projectors	70	2,474
Net cash used in investing activities	(16,317)	(10,456)

Cash flows from financing activities
Proceeds from credit facility	37,500	25,000
Repayments on credit facility	(20,000)	(37,500)
Payments of debt issuance costs	–	(1,167)
Proceeds from exercise of stock options	1,079	782
Proceeds from employee stock purchase plan	303	301
Purchases of treasury stock	(7,511)	(26,235)
Distributions to noncontrolling interests	–	(1,000)
Net cash (used in) provided by financing activities	11,371	(39,819)
Effect of currency exchange rate changes on cash and cash equivalent	205	–
Net increase in cash and cash equivalents	3,207	344
Cash and cash equivalents, beginning of period	31,020	24,894
Cash and cash equivalents, end of period	$34,227	$25,238

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies.  Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 refers to RealD Inc. and its subsidiaries.

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

2. Summary of significant accounting policies

Accounting period

On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter of fiscal year 2013 ended on December 31, 2012. As a result, the current second fiscal quarter ended on September 30, 2013 as compared to the second quarter of fiscal year 2013, which ended on September 21, 2012. Our fiscal year 2014 consists of four 3-month periods for a total of 12 months and will end on March 31, 2014.

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

The calculation of the basic and diluted loss per share of common stock for the three and six months ended September 30, 2013 and September 21, 2012 was as follows:

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(in thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net loss	$(4,664)	$(4,231)	$(6,200)	$(1,284)
Net loss attributable to noncontrolling interest	13	58	15	90
Net loss attributable to RealD Inc. common stockholders	$(4,651)	$(4,173)	$(6,185)	$(1,194)

Denominator:
Weighted-average common shares outstanding (basic)	49,260	53,915	49,479	54,314
Effect of dilutive securities	–	–	–	–
Weighted-average common shares outstanding (diluted)	49,260	53,915	49,479	54,314

Loss per common share:
Basic	$(0.09)	$(0.08)	$(0.13)	$(0.02)
Diluted	$(0.09)	$(0.08)	$(0.13)	$(0.02)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for the three and six months ended September 30, 2013 and September 21, 2012 was as follows:

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(in thousands)	2013	2012	2013	2012
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	9,612	9,467	9,741	7,451

Due to the loss attributable to our common stockholders in the three and six months ended September 30, 2013, basic loss per share of common stock and diluted loss per share of common stock are the same because the effect of potentially dilutive securities would be antidilutive.

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of September 30, 2013, we had no outstanding forward contracts. As of March 31, 2013, the carrying amounts of our foreign currency forward contracts were not significant and were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For both the three months ended September 30, 2013 and September 21, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant. For both the six months ended September 30, 2013 and September 21, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant. Foreign currency master agreements typically allow the netting of receivables and payables. The gross receivable balances and the gross payable balances were $0 as of September 30, 2013 and not significant as of March 31, 2013.

Accounts receivable

Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.0 million and $2.6 million as of September 30, 2013 and March 31, 2013, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified.  As of September 30, 2013 and March 31, 2013, the inventory reserve as a result of our net realizable value analyses was $0.3 million and $0.4 million, respectively.

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

For the three months ended September 30, 2013 and September 21, 2012, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.8 million and $4.3 million, respectively. For the six months ended September 30, 2013 and September 21, 2012, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $2.8 million and $5.9 million, respectively.

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

License revenue

License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended September 30, 2013 and September 21, 2012.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.7 million and $2.4 million for the three months ended September 30, 2013 and September 21, 2012, respectively. Shipping and handling costs recognized in cost of revenue were $3.9 million and $4.7 million for the six months ended September 30, 2013 and September 21, 2012, respectively.

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate)as a Benchmark Interest Rate for Hedge Accounting Purposes” . The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. We do not expect the adoption of ASU 2013-10 to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” , which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  The Company will adopt this amendment as of our 2015 fiscal year.  The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	September 30,	March 31,
(in thousands)	2013	2013
RealD Cinema Systems	$203,921	$194,527
Digital projectors - held for sale	944	1,634
Leasehold improvements	17,329	14,442
Machinery and equipment	7,322	6,198
Furniture and fixtures	1,305	1,122
Computer equipment and software	9,275	7,628
Construction in process	35	2,637
Total	$240,131	$228,188
Less accumulated depreciation	(94,365)	(77,079)
Property and equipment, RealD Cinema Systems and digital projectors, net	$145,766	$151,109

Depreciation expense amounted to $9.9 million and $8.0 million for the three months ended September 30, 2013 and September 21, 2012, respectively. Depreciation expense amounted to $19.1 million and $15.9 million for the six months ended September 30, 2013 and September 21, 2012, respectively.

During the six months ended September 30, 2013, we received $0.1 million in cash from motion picture exhibitor customers for the sale of digital projectors. During the six months ended September 21, 2012, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.

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

During the three months ended September 30, 2013 and September 21, 2012, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $1.8 million and $4.3 million, respectively. During the six months ended September 30, 2013 and September 21, 2012, impairment charges for all impaired RealD Cinema Systems including related purchase commitments charged to cost of revenue totaled $2.8 million and $5.9 million, respectively.

4. Borrowings

Credit Agreement

On April 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with City National Bank, a national banking association (“City National”).  Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

•            a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•            a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”). Each draw results in a permanent reduction in the funds available under the Term Loan Facility.  During the first quarter of fiscal year 2013, we borrowed $25 million. During the second quarter of fiscal year 2014, we borrowed $25 million. Therefore, as of September 30, 2013, we had fully drawn the Term Loan Facility. During the second quarter of fiscal year 2013, we repaid $12.5 million.

The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge.  The issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

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

As of September 30, 2013, there were $65.0 million in borrowings under the Credit Agreement.  The current and non-current portions of the Credit Agreement due as of September 30, 2013 and March 31, 2013 were as follows:

	September 30,	March 31,
	2013	2013
(in thousands)	(unaudited)
Current portion of Credit Agreement	$12,500	$1,042
Credit Agreement, net of current portion	52,500	46,458
Total Credit Agreement	$65,000	$47,500

The Revolving Facility matures on April 17, 2015.  As of September 30, 2013, the aggregate Term Loan Facility commitment of $50 million was drawn in full and $12.5 million was repaid.  Twelve quarterly payments of $3.1 million begin on December 31, 2013  and continue through September 30, 2016.

At September 30, 2013, our future minimum Credit Agreement obligations were as follows:

(in thousands)
Fiscal year 2014	$6,250
Fiscal year 2015	12,500
Fiscal year 2016	40,000
Fiscal year 2017	6,250
Total	$65,000

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business.  We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of September 30, 2013, we were in compliance with all financial covenants in our Credit Agreement.  If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at one and one-half percent (1.5%) plus the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%.

The borrowings outstanding under the Credit Agreement bear interest at approximately 2.82%.  Interest expense related to our borrowings under our Credit Agreement was $0.5 million and $0.3 million for the three months ended September 30, 2013 and September 21, 2012, respectively. Interest expense related to our borrowings under our Credit Agreement was $1.1 million and $0.6 million for the six months ended September 30, 2013 and September 21, 2012, respectively.  Interest expense for fiscal year 2013 includes that expensed under the previous credit and security agreements.

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $6.8 million at September 30, 2013 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

6. Share-based compensation

We account for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718,  Compensation — Stock Compensation . The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for all share-based arrangements for the three and six months ended September 30, 2013 and September 21, 2012 was as follows:

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(in thousands)	2013	2012	2013	2012
Share-based compensation
Cost of revenue	$242	$267	$541	$444
Research and development	768	538	1,475	968
Selling and marketing	1,259	1,362	2,581	2,699
General and administrative	2,204	2,645	4,521	4,983
Total	$4,473	$4,812	$9,118	$9,094

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the six months ended September 30, 2013, we granted 0.5 million stock options at a weighted average grant date fair value of $7.75 per share.  For the three months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $3.5 million and $3.6 million, respectively. For the six months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $7.1 million and $7.0 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company.  The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies.  The performance period for this performance stock option is between three and five years.  For the three months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to performance stock options was $0.1 million and $0.5 million, respectively.  For the six months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to performance stock options was $0.5 million and $0.9 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us.  The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted.  For the three and six months ended September 30, 2013, share-based compensation related to performance stock units was $(0.1) million and $0, respectively, based on the period end estimates of performance-period licensing revenue.  For the three and six months ended September 21, 2012, there was no share-based compensation expense related to performance stock units.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the six months ended September 30, 2013, we granted 0.4 million restricted stock units at a weighted average grant date fair value of $13.62 per restricted stock unit. For the three months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to restricted stock units was $0.9 million and $0.7 million, respectively.  For the six months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to restricted stock units was $1.4 million and $1.2 million, respectively.

7. Income taxes

Our income tax expense (benefit) for the three months ended September 30, 2013 and September 21, 2012 was $1.6 million and $(1.1) million, respectively. Our income tax expense for the six months ended September 30, 2013 and September 21, 2012 was $3.3 million and $3.5 million, respectively. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of September 30, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

8. Equity

A summary of the changes in total equity for the six months ended September 30, 2013 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)
Balance, March 31, 2013	$149,963	$(774)	$149,189
Share-based compensation	9,118	-	9,118
Exercise of stock options	1,079	-	1,079
Purchase and distribution of stock under employee stock purchase plan	303	-	303
Purchases of treasury stock	(7,511)	-	(7,511)
Other comprehensive loss, net of tax	205	-	205
Net loss	(6,185)	(15)	(6,200)
Balance, September 30, 2013	$146,972	$(789)	$146,183

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inception to date.  For the three months and six months periods ended September 30, 2013, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million.

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

For the three months ended September 21, 2012, we paid DCH $20,000 pursuant to the DCH Agreement.

10. Subsequent events

Credit Agreement repayments

On October 16, 2013, we repaid $5.0 million of our Credit Agreement and on October 23, 2013, we repaid an additional $7.5 million.

Executive Officer retirement

On October 23, 2013, we announced that Joseph Peixoto, President, Worldwide Cinema of the Company, will retire effective March 31, 2014.  We entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with Mr. Peixoto effective as of October 22, 2013.

Pursuant to the terms of the Separation Agreement, in the event the Separation Agreement becomes effective pursuant to its terms and is not revoked by Mr. Peixoto during the applicable revocation period and Mr. Peixoto is otherwise in compliance with the terms of the Separation Agreement, Mr. Peixoto will receive the following separation benefits: (i) cash severance of $937,500 paid in installments over eighteen months, with the first such installment to be paid on the 55th day after the earliest to occur of (a) March 31, 2014 or (b) the date of Mr. Peixoto’s death (the “Termination Date”); (ii) reimbursement from the Company for insurance coverage under COBRA for 12 months following the Termination Date or such earlier time as Mr. Peixoto becomes eligible for insurance through another employer; (iii) eligibility to receive a pro-rated cash performance bonus for fiscal year 2014 (to be paid no later than June 15, 2014) under the Company’s Management Incentive Plan; and (iv) continuation of the vesting of all equity incentive grants that have been made to Mr. Peixoto under the Company’s equity incentive plans for 12 months following the Termination Date, which such equity incentive grants shall remain exercisable for 24 months following the Termination Date.  The payments described above shall be subject to required withholdings and authorized deductions.  In the event that Mr. Peixoto resigns his employment without Good Reason (as defined in the Employment Agreement between the Company and Mr. Peixoto effective as of May 25, 2010 (the “Employment Agreement”) previously filed with the SEC) or the Company terminates Mr. Peixoto’s employment for Cause (as defined in the Employment Agreement), he will not be eligible for the separation benefits described above.

The Separation Agreement contains a general release by Mr. Peixoto of all claims against the Company and its affiliates and representatives. In addition, as a condition to Mr. Peixoto’s right to receive the separation benefits described above, Mr. Peixoto has agreed to execute a second general release of all claims against the Company and its affiliates and representatives within 60 days after the Termination Date.

Executive Officer departure

As of November 11, 2013, the Company and Minard Hamilton entered into a Separation Agreement and General Release of Claims (the “Hamilton Separation Agreement”) pursuant to which Mr. Hamilton will no longer serve as Executive Vice-President, Mobile and Consumer of the Company effective as of February 6, 2014. In the event the Hamilton Separation Agreement becomes effective pursuant to its terms and is not revoked by Mr. Hamilton during the applicable revocation period and Mr. Hamilton is otherwise in compliance with the terms of the Hamilton Separation Agreement, Mr. Hamilton will receive the following separation benefits: (i) cash severance of $300,000 paid in installments over twelve months, with the first such installment be paid on the earliest to occur of: (a) February 6, 2014 or (b) the date of Mr. Hamilton’s death (the “Hamilton Termination Date”); (ii) reimbursement from the Company for insurance coverage under COBRA for 12 months following the Hamilton Termination Date or such earlier time as Mr. Hamilton becomes eligible for insurance through another employer; and (iii) a relocation allowance of $75,000.  The payments described above shall be subject to required withholdings and authorized deductions.

The Hamilton Separation Agreement contains a general release by Mr. Hamilton of all claims against the Company and its affiliates and representatives. In addition, as a condition to Mr. Hamilton’s right to receive the separation benefits described above, Mr. Hamilton has agreed to execute a second general release of all claims against the Company and its affiliates and representatives within 60 days after the Hamilton Termination Date.

Cost reduction plan

We recently implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development investments and build the framework for our future growth. This cost reduction plan is primarily a response to the 3D box office performance of certain motion pictures due to consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, and the resulting impact on our financial results and operations. We are also re-scoping and making other changes to certain research and development projects, reducing general and administrative expenses and streamlining certain manufacturing operations.  These actions are intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that will enable us to expand our visual technology product offerings. The total annual cost savings are estimated to be $15.0 million, of which $10.9 million is detailed below for personnel and facilities. The remainder results from a variety of the changes mentioned above.

An element of that plan is to reduce our workforce by approximately 20%, resulting in termination charges of approximately $4.4 million to $4.9 million.  Further, we expect to incur approximately $0.5 million to $0.9 million in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in our operations.  Therefore, the total charges associated with the cost reduction plan currently are estimated to be approximately $4.9 million to $5.8 million. The following table summarizes the currently estimated charges resulting from implementation of the cost reduction plan:

	Estimated termination and implementation charges
(in thousands)	Personnel	Lease	Impairment	Total
Cost of revenue	$842	$800	$100	$1,742
Research and development	755	0	0	755
Selling and marketing	1,995	0	0	1,995
General and administrative	1,256	0	0	1,256
Total	$4,848	$800	$100	$5,748

We have initiated many of the above-noted cost reduction actions and plan to fully implement the remaining actions by the end of fiscal year 2014. We estimate that the bulk of these expenses will be incurred during the third and fourth quarters of fiscal year 2014 but lease and impairment charges might not occur until fiscal year 2015.  Redundant office space resulting from the staff reduction might not generate sufficient sublease revenue to cover approximately $7.0 million in leasehold improvements within fixed assets, which would result in a valuation of the appropriate impairment charges. We currently estimate the sublease revenue would at least cover current lease expense plus depreciation of leasehold improvements. There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies; 3D motion picture releases and conversions scheduled for fiscal year 2014 ending March 31, 2014 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and our ability to execute and achieve anticipated savings or other benefits from our cost reduction efforts. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

Overview

We are a leading global licensor of 3D and other visual technologies. Our extensive intellectual property portfolio is used in applications that enable a premium 3D viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers, content providers and distributors to enable the delivery and viewing of 3D content on a variety of visual displays and devices.

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

As the result of 3D box office performance of certain motion pictures due to consumer preferences and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, we recently implemented a plan to reduce overall costs of our global operations while continuing to make significant research and development (R&D) investments and build the framework for our future growth. As part of our cost reduction plan, we are reducing our workforce by approximately 20%, re-scoping and making other changes to certain R&D projects, reducing general and administrative expenses and streamlining certain manufacturing operations. Termination and implementation charges are currently estimated to be approximately $4.9 million to $5.8 million. The total annual cost savings are estimated to be $15.0 million after the plan is fully implemented. As a result of our cost reduction plan, we expect to reduce costs beginning in fiscal year 2014 and fully implement the remaining actions by the beginning of fiscal year 2015.  There is no guarantee that implementation costs will not exceed the estimates, or that the planned savings will actually be achieved.  Details for our cost reduction plan are presented below under the caption “Cost reduction plan”.

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•             RealD box office. Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens.  Estimated international box office on RealD-enabled screens is the estimated 3D box office generated on RealD-enabled international screens. RealD’s estimates of box office on RealD-enabled screens rely on box office tracking data.  International box office reflects RealD’s estimates of international box office generated on RealD-enabled screens in 19 foreign countries where box office tracking is available.  RealD estimates these countries represent approximately 85% of RealD’s international license revenues.

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

•             Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non-U.S. GAAP category “restructuring charges, severance costs and reserves”. We do not consider the preceding adjustments to be indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see ‘‘Non-U.S. GAAP discussion.’’

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(approximate numbers, in millions)	2013	2012	2013	2012
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$253	$286	$688	$734
Estimated box office on RealD international screens	329	423	738	913
Total estimated box office on RealD screens	$582	$709	$1,426	$1,647

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(approximate numbers)	2013	2012	2013	2012
Number of 3D motion pictures (released domestically during period)	11	9	19	19

	September 30,	September 21,
	2013	2012
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,300	12,300
Total international RealD enabled screens	10,900	9,200
Total RealD enabled screens	24,200	21,500
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	3,000	2,700
Total international locations with RealD enabled screens	2,900	2,600
Total locations with RealD enabled screens	5,900	5,300

Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption “Non-U.S. GAAP discussion.”

Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under the Credit Agreement (see “Liquidity and capital resources” caption below).  As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of September 30, 2013, there were approximately 24,200 RealD-enabled screens worldwide as compared to approximately 21,500 RealD-enabled screens worldwide as of September 21, 2012, an increase of 2,700 RealD-enabled screens or 13%.  Based on the slate announced by motion picture studios, we anticipate that approximately 34 3D motion pictures will be released worldwide in our fiscal year 2014, including sequels to successful major motion picture franchises, such as Iron Man, Thor, The Hobbit, Star Trek, 300, Monsters, Despicable Me, The Smurfs and Cloudy with a Chance of Meatballs.

Other visual display technologies

We have made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops, tablets, smartphones and other displays in the home and elsewhere. We believe that the recent success of major 3D motion pictures, including The Avengers, The Hobbit: An Unexpected Journey, Life of Pi, Gravity, Iron Man 3, Pacific Rim, Thor: The Dark World, The Wolverine, Despicable Me 2 and Monsters University is leading to the creation and distribution of 3D content for consumer electronics. The development of these technologies represents a significant opportunity for new revenue.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(in thousands)	2013	2012	2013	2012
Consolidated statements of operations data:
Revenue	$43,929	$54,986	$103,148	$123,164
Cost of revenue	24,023	37,332	55,061	74,165
Gross margin	19,906	17,654	48,087	48,999
Operating expenses:
Research and development	4,685	4,592	10,229	9,490
Selling and marketing	6,115	5,924	13,453	12,819
General and administrative	11,950	12,189	26,372	23,451
Total operating expenses	22,750	22,705	50,054	45,760
Operating income (loss)	(2,844)	(5,051)	(1,967)	3,239
Interest expense, net	(751)	(288)	(1,240)	(601)
Other income (loss)	483	(21)	274	(374)
Income (loss) before income taxes	(3,112)	(5,360)	(2,933)	2,264
Income tax expense (benefit)	1,552	(1,129)	3,267	3,548
Net loss	(4,664)	(4,231)	(6,200)	(1,284)
Net loss attributable to noncontrolling interest	13	58	15	90

Net loss attributable to RealD Inc. common stockholders	$(4,651)	$(4,173)	$(6,185)	$(1,194)

Other data:
Adjusted EBITDA (1)	$13,671	$12,174	$29,698	$34,170

(1)              Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

Cost reduction plan

We recently implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development investments and build the framework for our future growth. This cost reduction plan is primarily a response to the 3D box office performance of certain motion pictures due to consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, and the resulting impact on our financial results and operations. We are also re-scoping and making other changes to certain research and development projects, reducing general and administrative expenses and streamlining certain manufacturing operations.  These actions are intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that will enable us to expand our visual technology product offerings. The total annual cost savings are estimated to be $15.0 million, of which $10.9 million is detailed below for personnel and facilities. The remainder results from a variety of the changes mentioned above.

An element of that plan is to reduce our workforce by approximately 20%, resulting in termination charges of approximately $4.4 million to $4.9 million.  Further, we expect to incur approximately $0.5 million to $0.9 million in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in our operations.  Therefore, the total charges associated with the cost reduction plan currently are estimated to be approximately $4.9 million to $5.8 million. The following table summarizes the currently estimated charges resulting from implementation of the cost reduction plan:

	Estimated termination and implementation charges
(in thousands)	Personnel	Lease	Impairment	Total
Cost of revenue	$842	$800	$100	$1,742
Research and development	755	0	0	755
Selling and marketing	1,995	0	0	1,995
General and administrative	1,256	0	0	1,256
Total	$4,848	$800	$100	$5,748

We have initiated many of the above-noted cost reduction actions as of November 2013 and plan to fully implement the remaining actions by the end of fiscal year 2014. We estimate that the bulk of these costs will be incurred during the third and fourth quarters of fiscal year 2014 but lease and impairment charges might not occur until fiscal year 2015.  Redundant office space resulting from the staff reduction might not generate sufficient sublease revenue to cover approximately $7.0 million in leasehold improvements within fixed assets, which would result in a valuation of the appropriate impairment charges. We currently estimate the sublease revenue would at least cover current lease expense plus depreciation of leasehold improvements. There is no guarantee that termination and implementation costs will not exceed the estimates.

As a result of the reduction in workforce, we anticipate annual personnel and rent savings of approximately $10.9 million, which includes $6.7 million in salaries and benefits, $2.8 million in stock-based compensation and approximately $1.4 million in rent expense. We currently anticipate these estimated annual savings to fully commence in the first quarter of fiscal year 2015. The following table summarizes the estimated savings in personnel costs and rent calculated from estimated costs for the 12 months ended October 31, 2014 as if the personnel and facility space continued in service:

	Estimated annual savings upon full implementation
(in thousands)	Salaries & benefits	Stock-based compensation	Rent	Total
Cost of revenue	$1,373	$482	$520	$2,375
Research and development	1,416	316	-	1,732
Selling and marketing	1,950	1,642	220	3,812
General and administrative	1,940	393	660	2,993
Total	$6,679	$2,833	$1,400	$10,912

There is no guarantee that the planned savings will actually be achieved.

Three months ended September 30, 2013 compared to three months ended September 21, 2012

Revenue

	Three months ended
	September 30,		September 21,
(in thousands)	2013		2012		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$12,024	27%	$13,501	25%	$(1,477)	(11%)
International	18,952	43%	21,475	39%	(2,523)	(12%)
Total license revenue	$30,976	71%	$34,976	64%	$(4,000)	(11%)
Product and other
Domestic	$9,168	21%	$11,227	20%	$(2,059)	(18%)
International	3,785	9%	8,783	16%	(4,998)	(57%)
Total product and other revenue	$12,953	29%	$20,010	36%	$(7,057)	(35%)
Total revenue	$43,929	100%	$54,986	100%	$(11,057)	(20%)

The decrease in revenue recorded during the three months ended September 30, 2013 compared to the three months ended September 21, 2012 was primarily due to lower domestic eyewear usage and lower international eyewear sales, reductions of average eyewear revenue per unit for domestic usage and international eyewear sold, and a decrease in license revenues resulting from a decrease in box office performance.  Our international markets comprised approximately 52% of total revenue for the three months ended September 30, 2013 as compared to 55% for the three months ended September 21, 2012.  The decrease in revenues attributable to international markets was driven by a decrease in sales of RealD eyewear.

For the three months ended September 30, 2013, there were nine motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended September 30, 2013 includes admission-based fees related to the following motion pictures:  Despicable Me 2  ($4.4 million),  Monsters University  ($3.1 million),  The Wolverine ($2.5 million),  World War Z  ($2.2 million),  Pacific Rim  ($2.0 million),  Smurfs 2  ($1.8 million),  Percy Jackson 2: Sea of Monsters ($1.3 million),  Man of Steel  ($1.3 million) and One Direction 3D Concert Movie  ($1.2 million).

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

License revenues comprised 71% and 64% of total revenues for the three months ended September 30, 2013 and September 21, 2012, respectively. International license revenues comprised of $19.0 million, or 61% of total license revenues and $21.5 million, or 61% of total license revenue for the three months ended September 30, 2013 and September 21, 2012, respectively.

The decrease in our product and other revenue in the three months ended September 30, 2013 as compared to the three months ended September 21, 2012, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our domestic and international markets as well as from a reduction in average eyewear revenue per unit sold. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised of $3.8 million, or 29% of total product revenues and $8.8 million, or 44% of total product revenues for the three months ended September 30, 2013 and September 21, 2012, respectively. International product and other revenues were 20% of international license revenue for the three months ended September 30, 2013 as compared to 41% for the three months ended September 21, 2012.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D and the box office performance of those films.

Cost of Revenue

	Three months ended
	September 30,		September 21,
(in thousands)	2013		2012		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$30,976	71%	$34,976	64%	$(4,000)	(11%)
Product and other	12,953	29%	20,010	36%	(7,057)	(35%)
Total revenue	$43,929	100%	$54,986	100%	$(11,057)	(20%)
Cost of revenue:
License	$11,691	38%	$14,283	41%	$(2,592)	(18%)
Product and other	12,332	95%	23,049	115%	(10,717)	(46%)
Total cost of revenue	$24,023	55%	$37,332	68%	$(13,309)	(36%)
Gross profit (loss):
License	$19,285	62%	$20,693	59%	$(1,408)	(7%)
Product and other	621	5%	(3,039)	(15%)	3,660	N/A
Total gross profit (loss)	$19,906	45%	$17,654	32%	$2,252	13%

For the three months ended September 30, 2013, our cost of revenue decreased primarily due to higher recycle mix and lowered eyewear cost.  Cost of revenue decreased, as a percentage of revenue, to 55% for the three months ended September 30, 2013, as compared to 68% for the three months ended September 21, 2012.

License cost of revenue decreased $2.6 million quarter-over-quarter primarily as a result of a $2.0 million decrease in impairment expense, $0.9 million decrease in inventory obsolescence expense, $0.6 million decrease in field support costs and partially offset by $1.1 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of revenue for the three months ended September 30, 2013 and September 21, 2012 is depreciation expense of $8.3 million and $7.1 million, respectively. Depreciation expense as a percentage of total license revenue increased to 27% for the three months ended September 30, 2013 from 20% for the three months ended September 21, 2012.

Product and other gross profit increased $3.7 million quarter-over-quarter, primarily as a result of optimizing eyewear product mix and thereby lowering costs and more than offsetting lower demand. Product and other gross margin increased to 5% for the three months ended September 30, 2013 as compared to a decrease of (15%) for the three months ended September 21, 2012.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $1.9 million for the three months ended September 30, 2013 and $2.1 million for the three months ended September 21, 2012, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Three months ended
	September 30,	September 21,	Amount	Percentage
(in thousands)	2013	2012	change	change
Research and development	$4,685	$4,592	$93	2%
Selling and marketing	6,115	5,924	191	3%
General and administrative	11,950	12,189	(239)	(2%)
Total operating expenses	$22,750	$22,705	$45	0%

Research and development.  Our research and development expenses increased primarily due to $0.5 million higher supplies and $0.3 million higher depreciation and amortization, which were partially offset by $0.6 million lower non-recurring engineering and prototype expenses and $0.1 million lower employee related expenses. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to $0.3 million higher advertising and glasses promotions, $0.2 million higher public relation expenses and $0.1 million higher related traveling expenses, which were partially offset by $0.3 million lower personnel costs and $0.2 million lower fulfillment shipping charges. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses decreased primarily due to $0.7 million professional and outside services, $0.4 million higher depreciation expense, and $0.1 million rent expense, which were partially offset by $1.0 million personnel costs, $0.4 million lower bad debt and $0.4 million lower sales and use taxes and property taxes. We expect to incur less general and administrative expenses primarily from reduced headcount and the associated personnel costs.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.8 million and $0.3 million for the three months ended September 30, 2013 and September 21, 2012, respectively. The increase in net interest expense was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense (benefit) for the three months ended September 30, 2013 was $1.6 million compared to $(1.1) million for the three months ended September 21, 2012, primarily due to differences in the effective tax rate estimate used.

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

Six months ended September 30, 2013 compared to six months ended September 21, 2012

Revenue

	Six months ended
	September 30,		September 21,
(in thousands)	2013		2012		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$28,630	28%	$31,537	26%	$(2,907)	(9%)
International	39,652	38%	44,628	36%	(4,976)	(11%)
Total license revenue	$68,282	66%	$76,165	62%	$(7,883)	(10%)
Product and other
Domestic	$25,193	24%	$29,788	24%	$(4,595)	(15%)
International	9,673	9%	17,211	14%	(7,538)	(44%)
Total product and other revenue	$34,866	34%	$46,999	38%	$(12,133)	(26%)
Total revenue	$103,148	100%	$123,164	100%	$(20,016)	(16%)

The decrease in net revenue recorded during the six months ended September 30, 2013 compared to the six months ended September 21, 2012 was primarily due to a decrease in net license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 48% of gross revenue for the six months ended September 30, 2013 as compared to 50% for the six months ended September 21, 2012. The decrease in net revenues attributable to international markets was driven by both a decrease in box office performance and purchases of RealD eyewear.

For the six months ended September 30, 2013, there were 15 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 30, 2013 included the following:  Iron Man 3  ($9.0 million),  Despicable Me 2  ($4.7 million),  Monsters University ($4.6 million), Man of Steel ($4.3 million),  World War 2 ($3.7 million),  Star Trek 2: Into Darkness  ($3.4 million), The Croods ($2.8 million), The Wolverine  ($2.5 million), The Great Gatsby ($2.2 million) and  Epic ($2.2 million).

For the six months ended September 21, 2012, there were 13 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 21, 2012 included the following:  The Avengers ($13.8 million) , Ice Age: Continental Drift  ($6.8 million) , The Amazing Spider-Man  ($6.3 million) , Madagascar 3: Europe’s Most Wanted  ($4.8 million) , Men in Black III  ($4.6 million) , Brave  ($3.9 million) , Titanic (re-release)  ($3.8 million) , Prometheus  ($3.5 million) , Wrath of the Titans  ($3.2 million) and  Dr. Seuss’ The Lorax  ($1.6 million) .

Total license revenues comprised 66% and 62% of total revenues for the six months ended September 30, 2013 and September 21, 2012, respectively. International license revenues comprised 58% of gross license revenues in the six months ended September 30, 2013 as compared to 59% for the six months ended September 21, 2012.

The decrease in our net product and other revenue in the six months ended September 30, 2013 as compared to the six months ended September 21, 2012, was primarily a result of a decrease in the volume of RealD eyewear sold to our domestic and international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised 28% of total product revenues in the six months ended September 30, 2013 as compared to 37% for the six months ended September 21, 2012. International product and other revenues were 24% and 39% of international license revenue for the six months ended September 30, 2013 and September 21, 2012, respectively.

Cost of Revenue

	Six months ended
	September 30,		September 21,
(in thousands)	2013		2012		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$68,282	66%	$76,165	62%	$(7,883)	(10%)
Product and other	34,866	34%	46,999	38%	(12,133)	(26%)
Total revenue	$103,148	100%	$123,164	100%	$(20,016)	(16%)
Cost of revenue:
License	$22,509	33%	$24,296	32%	$(1,787)	(7%)
Product and other	32,552	93%	49,869	106%	(17,317)	(35%)
Total cost of revenue	$55,061	53%	$74,165	60%	$(19,104)	(26%)
Gross profit (loss):
License	$45,773	67%	$51,869	68%	$(6,096)	(12%)
Product and other	2,314	7%	(2,870)	(6%)	5,184	N/A
Total gross profit (loss)	$48,087	47%	$48,999	40%	$(912)	(2%)

For the six months ended September 30, 2013, our cost of revenue decreased primarily due to the costs associated with the maintenance of our global installed base as well as higher shipments of lower-cost recycled eyewear in our domestic markets. Cost of revenue decreased, as a percentage of revenue, to 53% for the six months ended September 30, 2013, as compared to 60% for the six months ended September 21, 2012 due to a reduction in license revenues as well as costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear. The percentage of usage of recycled eyewear may continue to decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue decreased $1.8 million year-over-year primarily as a result of a $2.6 million decrease in impairment expense, $0.5 million decrease in field support, $0.4 million decrease in obsolete inventory expense, $0.2 million decrease in manufacturing expense and $0.2 million decrease in warranty expense, which were partially offset by $2.0 million increase in depreciation expense.  Included in license cost of sales for the six months ended September 30, 2013 and September 21, 2012 is depreciation expense of $16.0 million and $14.1 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 23% for the six months ended September 30, 2013 from 18% for the six months ended September 21, 2012.

During the six months ended September 30, 2013, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems.  For the six months ended September 30, 2013, impairment charged to cost of revenue for certain of the cinema systems totaled $2.8 million.

During the six months ended September 21, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems.  For the six months ended September 21, 2012, impairment charged to cost of revenue for certain of the cinema systems, including the related outstanding purchase commitment, totaled $3.5 million.

Product and other gross profit increased $5.2 million year-over-year, primarily as a result of a reduction of average eyewear cost per unit expensed and a reduction of average eyewear revenue per unit sold. Product and other gross margin increased to a gross profit of 7% for the six months ended September 30, 2013 as compared to a gross loss of (6%) for the six months ended September 21, 2012.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $4.2 million for the six months ended September 30, 2013 and $4.3 million for the six months ended September 21, 2012, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating Expenses

	Six months ended
	September 30,	September 21,	Amount	Percentage
(in thousands)	2013	2012	change	change
Research and development	$10,229	$9,490	$739	8%
Selling and marketing	13,453	12,819	634	5%
General and administrative	26,372	23,451	2,921	12%
Total operating expenses	$50,054	$45,760	$4,294	9%

Research and development.  Our research and development expenses increased primarily due to $0.7 million higher depreciation and amortization, $0.4 million rent and occupancy and $0.2 million outside services expenses, which were significantly offset by $0.6 million lower non-recurring engineering/prototype and $0.2 million lower professional consultant expenses. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing.  Our selling and marketing expenses increased primarily due to $0.9 million higher personnel, $0.3 million trade shows and $0.2 million professional services expenses, offset by $0.7 million lower stock-based and bonus compensation as well as $0.2 million in outside service expenses. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to a $1.7 million higher professional and outside services, $0.9 million change in amortization expense to $1.6 million versus prior year  $0.7 million, $0.4 million higher bad debt and $0.3 million higher rent expenses, partially offset by $0.4 million lower employee related expenses.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $1.2 million and $0.6 million for the six months ended September 30, 2013 and September 21, 2012, respectively. The increase in net interest expense was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense for the six months ended September 30, 2013 was $3.3 million compared to $3.5 million for the six months ended September 21, 2012.

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

Liquidity and capital resources

Since our inception and through September 30, 2013, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

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

During the first quarter of fiscal year 2013, we borrowed $25 million. During the second quarter of fiscal year 2014, we borrowed $25 million. Therefore as of September 30, 2013, we had fully drawn the Term Loan Facility. During the second quarter of fiscal year 2013, we repaid $12.5 million.

We intend to borrow additional amounts under our Credit Agreement facility to fund various growth initiatives, potentially including accelerated research and product development, acquisitions and capital expenditures.  We expect that we will maintain a significant amount of indebtedness on an ongoing basis.

The Revolving Facility matures on April 17, 2015.  As of September 30, 2013, the aggregate Term Loan Facility commitment of $50 million was drawn in full and $12.5 million was repaid.  Twelve quarterly payments of $3.1 million begin on December 31, 2013 and continue through September 30, 2016.

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at one and one-half percent (1.5%) plus the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%.

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 30, 2013, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable. The “Cost reduction plan” (under separate caption above) does not result in lack of compliance with these covenants.

As of September 30, 2013, our primary sources of liquidity were our cash and cash equivalents of $34.2 million and funds available to use under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million. As of September 30, 2013, we had fully drawn down the Term Loan Facility.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Six months ended
	September 30,	September 21,
(in thousands)	2013	2012
Operating activities	$7,948	$50,619
Investing activities	(16,317)	(10,456)
Financing activities	$11,371	$(39,819)

Cash flow from operating activities

Operating activities provided cash inflow of $7.9 million during the six months ended September 30, 2013. The cash flows primarily resulted from net loss adjusted for non-cash items and decrease in accounts receivable, partially offset by an increase in inventories and decreases in accounts payable and accrued expenses.  Decrease in accounts receivable were related to the timing of collections.  The increase in inventories is primarily due to lower box office performance than expected. Decreases in accounts payable and accrued expenses were related to the timing of payments.

Net cash inflows from operating activities during the six months ended September 21, 2012 primarily resulted from a decrease in inventories partially offset by decreases in accounts payable and accrued expenses.  The decrease in inventories is primarily due to the decreased volume of inventory purchases and usage of existing inventories.  Decreases in accounts payable and accrued expenses were related to timing of payments due to the increased cash flow from operations.

Cash flow from investing activities

For both the six months ended September 30, 2013 and September 21, 2012, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $16.3 million for the six months ended September 30, 2013 and $10.5 million for the six months ended September 21, 2012. In the future, we will continue to invest in our business to grow sales and develop new products.

Cash flow from financing activities

Net cash inflows from financing activities for the six months ended September 30, 2013 primarily resulted from $37.5 million of proceeds from the Credit Agreement and $1.4 million proceeds from issuance of stock option exercises and employee stock purchases, which was partially offset by $20 million of repayments to the Credit Agreement and $7.5 million of stock repurchases.

Net cash outflows from financing activities for the six months ended September 21, 2012 primarily resulted from $25.0 million of repayments on our prior revolving and term loan facility, $12.5 million of repayments on the Credit Agreement, $26.2 million in purchases of treasury stock, $1.2 million in payments of debt issuance costs and $1.0 million in distributions to a noncontrolling interest.  These outflows were partially offset by $25.0 million proceeds from the Credit Agreement.

Debt issuance costs related to the completion of the Credit Agreement totaled $1.2 million and were recorded as a deferred charge.  The issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

As of September 30, 2013, there was $65.0 million in debt outstanding under the Credit Agreement and $47.5 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the six months ended September 30, 2013 and September 21, 2012, proceeds from employee stock option exercises and employee stock plan purchases were $1.4 million and $1.1 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock.  On December 14, 2012, our board approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements.  Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods.  The repurchase program may be suspended or discontinued at any time.

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inceptions to date.  For the three-month period ended September 30, 2013, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million.

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

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non-U.S. GAAP category “restructuring charges, severance costs and reserves”. We do not consider the preceding adjustments to be indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and six months ended September 30, 2013 and September 21, 2012:

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$(4,664)	$(4,231)	$(6,200)	$(1,284)
Add (deduct):
Interest expense, net	751	288	1,240	601
Income tax expense (benefit)	1,552	(1,129)	3,267	3,548
Depreciation and amortization	10,210	8,086	19,764	15,936
Other (income) loss (1)	(483)	21	(274)	374
Share-based compensation expense (2)	4,473	4,812	9,118	9,094
Impairment of assets and intangibles (3)	1,832	4,327	2,783	5,901
Restructuring, severance and reserves (4)	-	-	-	-
Adjusted EBITDA (5)	$13,671	$12,174	$29,698	$34,170

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

(4)              Expenses under our Credit Agreement (previously filed with the SEC) for the non-U.S. GAAP category “restructuring charges, severance costs and reserves” (also see the “Cost reduction plan” caption above).

(5)              Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see the entirety of this “Non-U.S. GAAP discussion”.

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

License revenue

License revenue is accounted for as an operating lease. License revenue is primarily derived under a per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Share-based compensation

We account for share-based awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718,  Compensation — Stock Compensation . The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of share-based awards granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for the three and six months ended September 30, 2013 and September 21, 2012 was as follows:

	Three months ended		Six months ended
	September 30,	September 21,	September 30,	September 21,
(in thousands)	2013	2012	2013	2012
Share-based compensation
Cost of revenue	$242	$267	$541	$444
Research and development	768	538	1,475	968
Selling and marketing	1,259	1,362	2,581	2,699
General and administrative	2,204	2,645	4,521	4,983
Total	$4,473	$4,812	$9,118	$9,094

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the six months ended September 30, 2013, we granted 0.5 million stock options at a weighted average grant date fair value of $7.75 per share.  For the three months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $3.5 million and $3.6 million, respectively. For the six months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $7.1 million and $7.0 million, respectively.

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

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company.  The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies.  The performance period for this performance stock option is between three and five years.  For the three months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to performance stock options was $0.1 million and $0.5 million, respectively.  For the six months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to performance stock options was $0.5 million and $0.9 million, respectively.

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

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us.  The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted.  For the three and six months ended September 30, 2013, share-based compensation related to performance stock units was $(0.1) million and $0, respectively.  For the three and six months ended September 21, 2012, there was no share-based compensation expense related to performance stock units.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the six months ended September 30, 2013, we granted 0.4 million restricted stock units at a weighted average grant date fair value of $13.62 per restricted stock unit. For the three months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to restricted stock units was $0.9 million and $0.7 million, respectively.  For the six months ended September 30, 2013 and September 21, 2012, share-based compensation expense related to restricted stock units was $1.4 million and $1.2 million, respectively.

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

For the three months ended September 30, 2013 and September 21, 2012, total impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.8 million and $4.3 million, respectively. For the six months ended September 30, 2013 and September 21, 2012, total impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $2.8 million and $5.9 million, respectively.

Deferred tax asset valuation and tax exposures

As of September 30, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate)as a Benchmark Interest Rate for Hedge Accounting Purposes” . The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. We do not expect the adoption of ASU 2013-10 to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” , which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  The Company will adopt this amendment as of our 2015 fiscal year.  The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks as well as changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting in advance and setting credit limits, as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase. We also enter into foreign exchange derivative hedging transactions as part of our risk management program. For accounting purposes, we do not designate any of our derivative instruments as hedges and we do not use derivatives for speculating trading purposes and are not a party to leveraged derivatives.

Interest rate risk

We are exposed to market risk related to changes in interest rates.

Our investments are considered cash equivalents and primarily consist of money market funds. At September 30, 2013, we had cash and cash equivalents of $34.2 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at one and one-half percent (1.5%) plus the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At September 30, 2013, we had $65.0 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 2.82%.

Foreign currency risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar. Our historical revenue has generally been denominated in United States dollars, and a significant portion of our current revenue continues to be denominated in United States dollars; however, we expect an increasing portion of our future revenue and operating expenses to be denominated in currencies other than the United States dollar, primarily the Euro, British pound sterling, Canadian dollar, Latin American currencies, Russian Ruble, Japanese yen, Chinese Yuan and Hong Kong dollar. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

As of September 30, 2013, we had no outstanding forward contracts based in foreign currencies. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three and six months ended September 30, 2013, the net income related to the change in fair value of our foreign currency forward contracts was $0, respectively. For the three and six months ended September 21, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was $0.2 million and $0.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options.  The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended towards viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D or may decide not to show 3D motion pictures at peak movie-going hours. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, the inability to see a 3D motion pictures at peak hours, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal year 2013 compared to fiscal year 2012. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film’s release date from one accounting period to another could adversely affect our financial condition, results of operations and business.

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

The six major motion picture studios accounted for approximately 76% of domestic box office revenue and all 10 of the top 10 grossing 3D motion pictures in calendar year 2012. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. Additionally, if consumer demand for 3D motion pictures declines, then motion picture studios may reduce marketing the 3D aspect of 3D motion pictures which could reduce box office performance of 3D motion pictures and our revenue could be adversely affected.

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

Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D technologies that may compete directly with or render our 3D technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and compete with or render our 3D technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to continue to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries, even in years such as 2013 where our revenues have declined, and our profitability may suffer adversely impacting our financial condition. However, we may not be able to develop and effectively market new 3D technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

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

Our limited operating history in 3D consumer electronics and the competition we face from companies with greater brand recognition and resources in the consumer electronics industry present risk to our ability to achieve success in this area.

Our 3D visual display technologies have been made available to certain consumer electronics manufacturers and electronics component suppliers to enable 3D viewing on high definition televisions, laptops and other displays. We do not have exclusive arrangements with these consumer electronics manufacturers, and to date, we have not generated revenue of any material significance from these arrangements. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand and income potential for our 3D visual display technologies is unproven. In addition, because 3D consumer electronics technologies continue to quickly evolve, we have limited insight into trends that may emerge and affect our business, including whether consumers will widely adopt 3D-enabled visual display devices at all. We also face competition from companies that enjoy competitive advantages in the consumer electronics industry, including deeper relationships with consumer electronics manufacturers, more developed distribution channels and technologies that may be better suited for 3D consumer electronics products. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in 3D consumer electronics. In addition, our competitors may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D technologies. As a result, our future prospects could be adversely affected if we make errors in predicting and reacting to relevant business trends and consumer demand, or if consumer electronics manufacturers choose not to use our 3D technologies in their visual display devices.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

On April 19, 2012, we entered the Credit Agreement with City National to provide the Company with the Revolving Facility and the Term Loan Facility, which increased our borrowing capacity to an aggregate of $125 million.  The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.  Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink and Stereographics.

We intend to borrow additional amounts under the Credit Agreement to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. The Revolving Facility matures on April 17, 2015.  As of September 30, 2013, the aggregate Term Loan Facility commitment of $50 million was drawn in full and $12.5 million was repaid.  Twelve quarterly payments of $3.1 million begin on December 31, 2013 and continue through September 30, 2016.

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

Our indebtedness was $65.0 million as of September 30, 2013.  We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

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

We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 50% in fiscal year 2013, 49% in fiscal year 2012 and 55% in fiscal year 2011. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently implemented cost reduction plan.

As the result of 3D box office performance of certain motion pictures due to consumer preferences and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, we recently implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development (R&D) investments and build the framework for our future growth. As part of our cost reduction plan, we are reducing staff by approximately 20%, re-scoping and making other changes to certain R&D projects, reducing general and administrative expenses and streamlining certain manufacturing operations.  As a result of our cost reduction plan, we expect to reduce costs beginning in fiscal year 2014.  Our ability to achieve anticipated savings is dependent upon various future developments, some of which are beyond our control.  We may also not realize, in full or in part, the anticipated benefits and savings from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience unanticipated and unforeseen changes to our business, we may face further cost reduction measures and/or reorganization activities in the future.

In addition, part of our cost reduction plan involves an involuntary reduction in force.  For our cost reduction plan to be successful and build our framework for future growth, we must continue to execute and deliver on our core business initiatives around the world with fewer human resources and losses of intellectual capital.  We will need to manage complexities associated with a geographically diverse organization.  We must also attract, retain and motivate key employees, including highly qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business.  We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

There may also be other risks associate d with our cost reduction plan and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to execute on our initiatives in these ways or others, such failure could result in a material adverse effect on our business and results of operations.

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

Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under our expanded credit facility.  As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

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

We have experienced significant growth since we acquired ColorLink in 2007. The growth that we have experienced in the past, as well as any further growth that we experience, may place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the SEC reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, and provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will continue to incur additional research and development expenses. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs or otherwise materially and adversely affect our financial position.

We face risks associated with international trade and currency exchange.

We maintain sales, marketing, and business operations in foreign countries. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. Revenue from our foreign business operations in transactions denominated in local currencies is significant. While we may also derive revenue from our foreign business operations in transactions denominated in U.S. dollars, a substantial portion of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of September 30, 2013, our common stock has subsequently traded as high as $35.60 and as low as $6.58. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of September 30, 2013, we had 49,145,714 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of September 30, 2013, there were 11,769,042 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 1,808,856 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. On December 17, 2012, our board approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inception to date.

For the three-month period ended September 30, 2013, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million, all of which were made pursuant to our stock repurchase plan, as follows (unaudited):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2013 to July 31, 2013	312,211	$11.94	312,211	$10,827
August 1, 2013 to August 31, 2013	359,786	$10.51	359,786	$7,044
September 1, 2013 to September 30, 2013	-	$-	-	$7,044
Total	671,997	$11.18	671,997

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

As of November 11, 2013, the Company and executive officer Minard Hamilton entered into the Hamilton Separation Agreement pursuant to which Mr. Hamilton will no longer serve as Executive Vice-President, Mobile and Consumer of the Company effective as of February 6, 2014. Please see Note 10 “Subsequent events” to our condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q for more information regarding the Hamilton Separation Agreement.

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

Date: November 12, 2013