Form 10-Q
period 2013-12-31
RealD Inc.
filed 2014-02-05
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☐        No      ☒

On January 29, 2014, the registrant had 49,267,815 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

December 31, 2013

PART I – FINANCIAL INFORMATION

		Page
		Number

ITEM 1.	Financial statements	3

	Condensed consolidated balance sheets as of December 31, 2013 (unaudited) and March 31, 2013	3

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended December 31, 2013 and December 31, 2012	4

	Condensed consolidated statements of comprehensive income (loss) (unaudited) for the three and nine months ended December 31, 2013 and December 31, 2012	5

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended December 31, 2013 and December 31, 2012	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations	17

ITEM 3.	Quantitative and qualitative disclosures about market risk	34

ITEM 4.	Controls and procedures	35

	PART II – OTHER INFORMATION

ITEM 1.	Legal proceedings	36

ITEM 1A.	Risk factors	36

ITEM 2.	Unregistered sales of equity securities and use of proceeds	48

ITEM 3.	Defaults upon senior securities	49

ITEM 4.	Mine safety disclosures	49

ITEM 5.	Other information	49

ITEM 6.	Exhibits	49

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets

(in thousands, except per share data)

	December 31,	March 31,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,621	$31,020
Accounts receivable, net	50,831	45,472
Inventories	9,351	15,430
Deferred costs – eyewear	472	538
Prepaid expenses and other current assets	5,782	3,973
Total current assets	96,057	96,433
Property and equipment, net	23,913	25,002
Cinema systems, net	113,728	125,379
Digital projectors, net-held for sale	128	728
Goodwill	10,657	10,657
Other intangibles, net	6,468	7,417
Deferred income taxes	3,001	3,001
Other assets	4,917	5,031
Total assets	$258,869	$273,648

Liabilities and equity
Current liabilities:
Accounts payable	$6,856	$22,737
Accrued expenses and other liabilities	26,608	25,013
Deferred revenue	8,171	9,916
Income taxes payable	1,668	603
Deferred income taxes	2,895	2,860
Current portion of Credit Agreement	12,500	1,042
Total current liabilities	58,698	62,171
Credit Agreement, net of current portion	36,875	46,458
Deferred revenue, net of current portion	7,309	10,392
Other long-term liabilities and customer deposits	5,106	5,438
Total liabilities	107,988	124,459

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 49,259 and 49,365 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	347,976	332,694
Accumulated deficit	(196,813)	(182,846)
Accumulated other comprehensive income	391	115
Total RealD Inc. stockholders’ equity	151,554	149,963
Noncontrolling interest	(673)	(774)
Total equity	150,881	149,189

Total liabilities and equity	$258,869	$273,648

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Revenue:
License	$35,619	$30,334	$103,901	$106,499
Product and other	19,819	16,605	54,685	63,604
Total revenue	55,438	46,939	158,586	170,103
Cost of revenue:
License	11,472	10,523	33,981	34,819
Product and other	16,696	15,497	49,248	65,366
Total cost of revenue	28,168	26,020	83,229	100,185
Gross profit	27,270	20,919	75,357	69,918
Operating expenses:
Research and development	5,236	5,376	15,465	14,866
Selling and marketing	6,842	6,053	20,295	18,872
General and administrative	13,161	12,346	39,533	35,797
Total operating expenses	25,239	23,775	75,293	69,535
Operating income (loss)	2,031	(2,856)	64	383
Interest expense, net	(525)	(426)	(1,765)	(1,027)
Other income (loss)	(47)	(183)	227	(557)
Income (loss) before income taxes	1,459	(3,465)	(1,474)	(1,201)
Income tax expense	1,614	694	4,881	4,242
Net loss	(155)	(4,159)	(6,355)	(5,443)
Net (income) loss attributable to noncontrolling interest	(116)	(1)	(101)	89
Net loss attributable to RealD Inc. common stockholders	$(271)	$(4,160)	$(6,456)	$(5,354)

Loss per common share:
Basic	$(0.01)	$(0.08)	$(0.13)	$(0.10)
Diluted	$(0.01)	$(0.08)	$(0.13)	$(0.10)

Shares used in computing loss per common share:
Basic	49,325	51,062	49,459	53,157
Diluted	49,325	51,062	49,459	53,157

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of comprehensive income (loss) (unaudited)

(in thousands)

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Net loss	$(155)	$(4,159)	$(6,355)	$(5,443)
Other comprehensive income, net of tax:
Foreign currency translation gains	71	-	276	-
Other comprehensive income, net of tax	71	-	276	-
Comprehensive loss	$(84)	$(4,159)	$(6,079)	$(5,443)

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Nine months ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,355)	$(5,443)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	30,082	24,130
Deferred income tax	35	(49)
Non-cash interest expense	281	342
Non-cash stock compensation	13,605	13,965
Gain on sale of fixed assets	103	44
Impairment of long-lived assets and related purchase commitments	3,547	6,581
Changes in operating assets and liabilities:
Accounts receivable	(5,359)	6,361
Inventories	6,079	26,465
Prepaid expenses and other current assets	(1,809)	(2,372)
Deferred costs - eyewear	66	581
Other assets	114	(661)
Accounts payable	(15,848)	(5,595)
Accrued expenses and other liabilities	1,314	(2,092)
Other long-term liabilities and customer deposits	(572)	1,767
Income taxes receivable/payable	1,065	(176)
Deferred revenue	(4,828)	(865)
Net cash provided by operating activities	21,520	62,983

Cash flows from investing activities
Purchases of property and equipment	(3,805)	(11,665)
Purchases of cinema systems and related components	(15,646)	(12,774)
Proceeds from sale of fixed assets	215	2,474
Net cash used in investing activities	(19,236)	(21,965)

Cash flows from financing activities
Proceeds from credit facility	37,500	47,500
Repayments on credit facility	(35,625)	(37,500)
Payments of debt issuance costs	–	(1,167)
Proceeds from exercise of stock options	1,374	1,070
Proceeds from employee stock purchase plan	303	611
Repurchases of common stock	(7,511)	(47,759)
Distributions to noncontrolling interests	–	(1,000)
Net cash used in financing activities	(3,959)	(38,245)
Effect of currency exchange rate changes on cash and cash equivalent	276	–
Net increase (decrease) in cash and cash equivalents	(1,399)	2,773
Cash and cash equivalents, beginning of period	31,020	24,894
Cash and cash equivalents, end of period	$29,621	$27,667

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 refers to RealD Inc. and its subsidiaries.

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

2. Summary of significant accounting policies

Accounting period

On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks per year to calendar quarter end accounting periods. This change in accounting period commenced in the third quarter ended December 31, 2012 of fiscal year 2013.

Our fiscal year 2014 began on April 1, 2013, consisting of four 3-month periods for a total of 12 months, and will end on March 31, 2014 as compared to fiscal year 2013, which began on March 24, 2012 and ended on March 31, 2013. The fiscal 2014 third quarter began on October 1, 2013 and ended on December 31, 2013 as compared to the fiscal 2013 third quarter, which began on September 22, 2012 and ended on December 31, 2012. As a result, the three months and nine months ended December 31, 2013 are nine days shorter and eight days shorter than the three months and nine months ended December 31, 2012, respectively.

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

The calculation of the basic and diluted loss per share of common stock for the three and nine months ended December 31, 2013 and December 31, 2012 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net loss	$(155)	$(4,159)	$(6,355)	$(5,443)
Net (income) loss attributable to noncontrolling interest	(116)	(1)	(101)	89
Net loss attributable to RealD Inc. common stockholders	$(271)	$(4,160)	$(6,456)	$(5,354)

Denominator:
Weighted-average common shares outstanding (basic)	49,325	51,062	49,459	53,157
Effect of dilutive securities	–	–	–	–
Weighted-average common shares outstanding (diluted)	49,325	51,062	49,459	53,157

Loss per common share:
Basic	$(0.01)	$(0.08)	$(0.13)	$(0.10)
Diluted	$(0.01)	$(0.08)	$(0.13)	$(0.10)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for the three and nine months ended December 31, 2013 and December 31, 2012 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2013	2012	2013	2012
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	9,144	9,439	9,538	8,095

Due to the loss attributable to our common stockholders in the three and nine months ended December 31, 2013, basic loss per share of common stock and diluted loss per share of common stock are the same because the effect of potentially dilutive securities would be antidilutive.

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

We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of December 31, 2013, we had no outstanding forward contracts. As of March 31, 2013, the carrying amounts of our foreign currency forward contracts were not significant and were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For both the three months ended December 31, 2013 and December 31, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant. For both the nine months ended December 31, 2013 and December 31, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant. Foreign currency master agreements typically allow the netting of receivables and payables. The gross receivable balances and the gross payable balances were $0 as of December 31, 2013 and not significant as of March 31, 2013.

Accounts receivable

Accounts receivable consists of trade receivables, value-added tax (VAT) receivables and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.7 million and $2.6 million as of December 31, 2013 and March 31, 2013, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of December 31, 2013 and March 31, 2013, the inventory reserve as a result of our net realizable value analyses was $0.2 million and $0.4 million, respectively.

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

We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. Costs of RealD eyewear that has shipped but has not yet been used and expensed per this methodology are reported as deferred costs-eyewear.

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

For the three months ended December 31, 2013 and December 31, 2012, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.8 million and $0.7 million, respectively. For the nine months ended December 31, 2013 and December 31, 2012, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $3.5 million and $6.6 million, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended December 31, 2013 and December 31, 2012.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.6 million and $1.6 million for the three months ended December 31, 2013 and December 31, 2012, respectively. Shipping and handling costs recognized in cost of revenue were $5.5 million and $6.3 million for the nine months ended December 31, 2013 and December 31, 2012, respectively.

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. Adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.

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

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	December 31,	March 31,
(in thousands)	2013	2013
RealD Cinema Systems	$204,706	$194,527
Digital projectors - held for sale	436	1,634
Leasehold improvements	17,373	14,442
Machinery and equipment	6,297	6,198
Furniture and fixtures	1,310	1,122
Computer equipment and software	9,604	7,628
Construction in process	1,136	2,637
Total	$240,862	$228,188
Less accumulated depreciation	(103,093)	(77,079)
Property and equipment, RealD Cinema Systems and digital projectors, net	$137,769	$151,109

Depreciation expense amounted to $10.0 million and $8.2 million for the three months ended December 31, 2013 and December 31, 2012, respectively. Depreciation expense amounted to $29.1 million and $24.0 million for the nine months ended December 31, 2013 and December 31, 2012, respectively.

During the nine months ended December 31, 2013, we received $0.2 million in cash from motion picture exhibitor customers for the sale of digital projectors. During the nine months ended December 31, 2012, we received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors that was included in accounts receivable as of March 23, 2012.

4. Cost reduction plan

During fiscal year 2014, we implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development investments and build the framework for our future growth. This cost reduction plan is primarily a response to the 3D box office performance of certain motion pictures due to consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, and the resulting impact on our financial results and operations. We are also re-scoping and making other changes to certain research and development projects, reducing general and administrative expenses and streamlining certain manufacturing operations. These actions are intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that will enable us to expand our visual technology product offerings.

An element of that plan is to reduce our workforce by approximately 20%, resulting in termination charges of approximately $4.9 million. Further, we expect to incur approximately $0.5 million in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in our operations. Therefore, the total charges associated with the cost reduction plan currently are estimated to be approximately $5.4 million. The following table summarizes the currently estimated charges resulting from implementation of the cost reduction plan:

	Estimated termination and implementation charges
(in thousands)	Personnel	Lease	Impairment	Total
Cost of revenue	$842	$435	$66	$1,343
Research and development	755	0	0	755
Selling and marketing	1,995	0	0	1,995
General and administrative	1,256	0	0	1,256
Total	$4,848	$435	$66	$5,349

Total expenses incurred in relation to the cost reduction plan were $3.7 million for both the three months and nine months ended December 31, 2013. The following table summarizes the activity resulting from implementation of the cost reduction plan within accrued expenses and other liabilities:

	Three and nine months ended December 31, 2013
(in thousands)	Beginning liability	Expensed	Paid	Ending liability
Cost reduction plan liabilities	$-	$3,657	$2,005	$1,652

We have initiated many of the above-noted cost reduction actions and plan to act on the remaining areas by the end of fiscal year 2014. We estimate that most of the remaining expenses will be incurred during the fourth quarter of fiscal year 2014 but lease and impairment charges might not occur until fiscal year 2015. Certain office space includes approximately $7.0 million in leasehold improvements within fixed assets, which could become subject to an impairment assessment upon a future change in circumstances.

	Termination and implementation expenses
	Q3 FY2014 Actual	Q4 FY2014 Estimate
(in thousands)	Personnel	Personnel	Lease	Impairment
Cost of revenue	$842	$-	$435	$66
Research and development	755	-	-	-
Selling and marketing	1,104	891	-	-
General and administrative	956	300	-	-
Total	$3,657	$1,191	$435	$66

The cash payments are estimated as follows:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Lease
Q3 FY2014 Actual	$2,005	$-
Q4 FY2014 Estimate	1,843	32
FY2015 Estimate	667	227
FY2016 Estimate	333	132
FY2017 Estimate	-	44
Total	$4,848	$435

Capital expenditures for leasehold improvements, net of landlord allowance, are estimated to total $0.3M during the next two quarters for the relocated manufacturing operations. The resultant estimated annual effect on cost of revenue through June 30, 2024 is insignificant.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation—Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

5. Borrowings and Credit Agreement

On April 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with City National Bank, a national banking association (“City National”).  Pursuant to the Credit Agreement, the lenders thereunder will make available to us:

•             a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the “Revolving Facility”); and

•             a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”). During the first quarter of fiscal year 2013, we borrowed $25 million under the Term Loan Facility, resulting in $25 million being available for future draws. During the second quarter of fiscal 2014, we borrowed an additional $25 million, fully drawing down the Term Loan Facility. During the second quarter of fiscal 2013, we repaid $12.5 million of the Term Loan Facility. On December 31, 2013, we commenced the first of 12 quarterly installments of $3.1 million to pay off the Term Loan Facility by September 30, 2016.

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

As of December 31, 2013, there were $49.4 million in borrowings under the Credit Agreement. The current and non-current portions of the Credit Agreement due as of December 31, 2013 and March 31, 2013 were as follows:

	December 31,	March 31,
	2013	2013
(in thousands)	(unaudited)
Current portion of Credit Agreement	$12,500	$1,042
Credit Agreement, net of current portion	36,875	46,458
Total Credit Agreement	$49,375	$47,500

The Revolving Facility matures on April 17, 2015 with $15.0 million drawn as of December 31, 2013. Through December 31, 2013, the aggregate Term Loan Facility commitment of $50 million had been drawn in full and $15.6 million had been repaid, resulting in an outstanding balance of $34.4 million to be repaid in 11 remaining quarterly installments of $3.1 million through September 30, 2016.

At December 31, 2013, our future minimum Credit Agreement obligations were as follows:

(in thousands)
Fiscal year 2014	$3,125
Fiscal year 2015	12,500
Fiscal year 2016	27,500
Fiscal year 2017	6,250
Total	$49,375

Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2013, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

The borrowings outstanding under the Credit Agreement bear interest at approximately 2.79%. Interest expense related to our borrowings under our Credit Agreement was $0.5 million and $0.4 million for the three months ended December 31, 2013 and December 31, 2012, respectively. Interest expense related to our borrowings under our Credit Agreement was $1.8 million and $1.0 million for the nine months ended December 31, 2013 and December 31, 2012, respectively. Interest expense for fiscal year 2013 includes that expensed under the previous credit and security agreements.

6. Commitments and contingencies

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

We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $8.0 million at December 31, 2013 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

7. Share-based compensation

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2013 and December 31, 2012 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2013	2012	2013	2012
Share-based compensation
Cost of revenue	$181	$120	$722	$565
Research and development	632	608	2,107	1,577
Selling and marketing	1,608	1,369	4,189	4,068
General and administrative	2,066	2,774	6,587	7,755
Total	$4,487	$4,871	$13,605	$13,965

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2013, we granted 0.7 million stock options at a weighted average grant date fair value of $7.22 per share. For the three months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $3.2 million and $3.8 million, respectively. For the nine months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $10.3 million and $10.8 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the three months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to performance stock options was $0 and $0.5 million, respectively. For the nine months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to performance stock options was $0.5 million and $1.4 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three and nine months ended December 31, 2013, there was no share-based compensation expense related to performance stock units. For the three and nine months ended December 31, 2012, there was no share-based compensation expense related to performance stock units.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the nine months ended December 31, 2013, we granted 0.6 million restricted stock units at a weighted average grant date fair value of $12.29 per restricted stock unit. For the three months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to restricted stock units was $0.9 million and $0.5 million, respectively. For the nine months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to restricted stock units was $2.2 million and $1.7 million, respectively.

8. Income taxes

Our income tax expense for the three months ended December 31, 2013 and December 31, 2012 was $1.6 million and $0.7 million, respectively. Our income tax expense for the nine months ended December 31, 2013 and December 31, 2012 was $4.9 million and $4.2 million, respectively. We have net operating losses that may potentially be offset against future earnings. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of December 31, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

9. Equity

A summary of the changes in total equity for the nine months ended December 31, 2013 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)
Balance, March 31, 2013	$149,963	$(774)	$149,189
Share-based compensation	13,605	-	13,605
Exercise of stock options	1,374	-	1,374
Purchase and distribution of stock under employee stock purchase plan	303	-	303
Purchases of treasury stock	(7,511)	-	(7,511)
Other comprehensive loss, net of tax	276	-	276
Net loss	(6,456)	101	(6,355)
Balance, December 31, 2013	$151,554	$(673)	$150,881

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of our common stock. On December 14, 2012, our board of directors approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inception to date. For the three months period ended December 31, 2013, there were no stock repurchases. For the nine months period ended December 31, 2013, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million.

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

For the three months and nine months ended December 31, 2012, we paid Mr. Greer $0 and $225,000 pursuant to his separation agreement and $0 and $148,958 pursuant to his consulting agreement, respectively.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(approximate numbers, in millions)	2013	2012	2013	2012
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$341	$299	$1,031	$1,029
Estimated box office on RealD international screens	411	344	1,149	1,256
Total estimated box office on RealD screens	$752	$643	$2,180	$2,285

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(approximate numbers)	2013	2012	2013	2012
Number of 3D motion pictures (released domestically during period)	8	9	27	28

	December 31,	December 31,
	2013	2012
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,400	12,600
Total international RealD enabled screens	11,400	9,600
Total RealD enabled screens	24,800	22,200
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	3,000	2,800
Total international locations with RealD enabled screens	2,900	2,700
Total locations with RealD enabled screens	5,900	5,500

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

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of December 31, 2013, there were approximately 24,800 RealD-enabled screens worldwide as compared to approximately 22,200 RealD-enabled screens worldwide as of December 31, 2012, an increase of 2,600 RealD-enabled screens or 12%. Based on the slate announced by motion picture studios, we anticipate that approximately 35 3D motion pictures will be released worldwide in our fiscal year 2014, including sequels to successful major motion picture franchises, such as  Iron Man, Thor, The Hobbit, Star Trek, 300, Monsters, Despicable Me, The Smurfs and Cloudy with a Chance of Meatballs.

Other visual display technologies

We have made available our RealD Display, active and passive eyewear, and RealD Format technologies to consumer electronics manufacturers and content distributors to enable 3D in high definition televisions, laptops, tablets, smartphones and other displays in the home and elsewhere.

Accounting period

On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks per year to calendar quarter end accounting periods. This change in accounting period commenced in the third quarter ended on December 31, 2012 of fiscal year 2013. As a result, the three months and nine months ended December 31, 2013 are nine days (8.9%) shorter and eight days (2.8%) shorter than the three months and nine months ended December 31, 2012, respectively. The three months and nine months ended December 31, 2012 are nine days (9.8%) longer and eight days (2.9%) longer than the three months and nine months ended December 31, 2013, respectively.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2013	2012	2013	2012
Consolidated statements of operations data:
Revenue	$55,438	$46,939	$158,586	$170,103
Cost of revenue	28,168	26,020	83,229	100,185
Gross margin	27,270	20,919	75,357	69,918
Operating expenses:
Research and development	5,236	5,376	15,465	14,866
Selling and marketing	6,842	6,053	20,295	18,872
General and administrative	13,161	12,346	39,533	35,797
Total operating expenses	25,239	23,775	75,293	69,535
Operating income (loss)	2,031	(2,856)	64	383
Interest expense, net	(525)	(426)	(1,765)	(1,027)
Other income (loss)	(47)	(183)	227	(557)
Income (loss) before income taxes	1,459	(3,465)	(1,474)	(1,201)
Income tax expense	1,614	694	4,881	4,242
Net loss	(155)	(4,159)	(6,355)	(5,443)
Net (income) loss attributable to noncontrolling interest	(116)	(1)	(101)	89
Net loss attributable to RealD Inc.
common stockholders	$(271)	$(4,160)	$(6,456)	$(5,354)

Other data:
Adjusted EBITDA (1)	$21,257	$10,889	$50,955	$45,059

(1)       Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

Cost reduction plan

During fiscal year 2014, we implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development investments and build the framework for our future growth. This cost reduction plan is primarily a response to the 3D box office performance of certain motion pictures due to consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, and the resulting impact on our financial results and operations. We are also re-scoping and making other changes to certain research and development projects, reducing general and administrative expenses and streamlining certain manufacturing operations.  These actions are intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that will enable us to expand our visual technology product offerings. The total annual cost savings are estimated to be $15.0 million, of which $9.7 million is detailed below for personnel and facilities. The remainder results from a variety of the changes mentioned above. The itemized rent savings that we project are $1.2 million less than originally estimated. We nevertheless anticipate that we will achieve a total of $15.0 million in savings under our cost reduction plan.

An element of that plan is to reduce our workforce by approximately 20%, resulting in termination charges of approximately $4.9 million. Further, we expect to incur approximately $0.5 million in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in our operations. Therefore, the total charges associated with the cost reduction plan currently are estimated to be approximately $5.4 million. The following table summarizes the currently estimated charges resulting from implementation of the cost reduction plan:

	Estimated termination and implementation charges
(in thousands)	Personnel	Lease	Impairment	Total
Cost of revenue	$842	$435	$66	$1,343
Research and development	755	0	0	755
Selling and marketing	1,995	0	0	1,995
General and administrative	1,256	0	0	1,256
Total	$4,848	$435	$66	$5,349

Total expenses incurred in relation to the cost reduction plan were $3.7 million for both the three months and nine months ended December 31, 2013. The following table summarizes the activity resulting from implementation of the cost reduction plan within accrued expenses and other liabilities:

	Three and nine months ended December 31, 2013
(in thousands)	Beginning liability	Expensed	Paid	Ending liability
Cost reduction plan liabilities	$-	$3,657	$2,005	$1,652

We have initiated many of the above-noted cost reduction actions and plan to act on the remaining areas by the end of fiscal year 2014. We estimate that most of the remaining expenses will be incurred during the fourth quarter of fiscal year 2014 but lease and impairment charges might not occur until fiscal year 2015. Certain office space includes approximately $7.0 million in leasehold improvements within fixed assets, which could become subject to an impairment assessment upon a future change in circumstances.

	Termination and implementation expenses
	Q3 FY2014 Actual	Q4 FY2014 Estimate
(in thousands)	Personnel	Personnel	Lease	Impairment
Cost of revenue	$842	$-	$435	$66
Research and development	755	-	-	-
Selling and marketing	1,104	891	-	-
General and administrative	956	300	-	-
Total	$3,657	$1,191	$435	$66

The cash payments are estimated as follows:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Lease
Q3 FY2014 Actual	$2,005	$-
Q4 FY2014 Estimate	1,843	32
FY2015 Estimate	667	227
FY2016 Estimate	333	132
FY2017 Estimate	-	44
Total	$4,848	$435

Capital expenditures for leasehold improvements, net of landlord allowance, are estimated to total $0.3M during the next two quarters for the relocated manufacturing operations. The resultant estimated annual effect on cost of revenue through June 30, 2024 is insignificant.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation—Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

As a result of the reduction in workforce, we anticipate annual personnel and rent savings of approximately $9.7 million, which includes $6.7 million in salaries and benefits, $2.8 million in stock-based compensation and approximately $0.2 million in rent expense. We currently anticipate these estimated annual savings to fully commence in the first quarter of fiscal year 2015. The following table summarizes the estimated savings in personnel costs and rent calculated from estimated costs for the 12 months ended October 31, 2014 as if the personnel and facility space continued in service:

	Estimated annual savings upon full implementation
	Salaries &	Stock-based
(in thousands)	benefits	compensation	Rent	Total
Cost of revenue	$1,372	$482	$252	$2,106
Research and development	1,416	316	-	1,732
Selling and marketing	1,950	1,642	-	3,592
General and administrative	1,940	393	-	2,333
Total	$6,678	$2,833	$252	$9,763

There is no guarantee that the planned savings will actually be achieved.

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Revenue

	Three months ended
	December 31,		December 31,
(in thousands)	2013		2012		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$11,787	21%	$12,333	26%	$(546)	(4%)
International	23,832	43%	18,001	39%	5,831	32%
Total license revenue	$35,619	64%	$30,334	65%	$5,285	17%
Product and other
Domestic	$13,218	24%	$10,907	23%	$2,311	21%
International	6,601	12%	5,698	12%	903	16%
Total product and other revenue	$19,819	36%	$16,605	35%	$3,214	19%
Total revenue	$55,438	100%	$46,939	100%	$8,499	18%

The increase in revenue recorded during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was primarily due to an increase in international license revenue resulting from an increase in box office performance and higher domestic and international eyewear sales. Our international markets comprised approximately 55% of total revenue for the three months ended December 31, 2013 as compared to 50% for the three months ended December 31, 2012.

For the three months ended December 31, 2013, there were five motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended December 31, 2013 includes admission-based fees related to the following motion pictures: Gravity ($8.1 million), The Hobbit 2: The Desolation of Smaug ($4.6 million), Thor: The Dark World ($4.0 million), Frozen ($3.3 million) and Cloudy with a Chance of Meatballs 2 ($1.5 million).

For the three months ended December 31, 2012, there were seven motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. Net license revenue for the three months ended December 31, 2012 includes admission-based fees related to the following motion pictures: The Hobbit: An Unexpected Journey ($5.3 million), Life of Pi ($2.7 million), Hotel Transylvania ($2.4 million), Wreck It Ralph ($2.2 million), Rise of the Guardians ($1.8 million), Madagascar 3: Europe’s Most Wanted ($1.3 million) and Resident Evil: Retribution ($1.3 million).

License revenues comprised 64% and 65% of total revenues for the three months ended December 31, 2013 and December 31, 2012, respectively. International license revenues comprised of $23.8 million, or 67% of total license revenues and $18.0 million, or 59% of total license revenue for the three months ended December 31, 2013 and December 31, 2012, respectively.

The increase in our product and other revenue in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, was primarily a result of an increase in the volume of RealD eyewear consumed or sold to our domestic and international markets, which is partially offset by a reduction in average eyewear revenue per unit sold. The increase in RealD eyewear volume both domestically and internationally compared to the prior period resulted from international exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised of $6.6 million, or 33% of total product revenues and $5.7 million, or 34% of total product revenues for the three months ended December 31, 2013 and December 31, 2012, respectively. International product and other revenues were 28% of international license revenue for the three months ended December 31, 2013 as compared to 32% for the three months ended December 31, 2012.

We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D and the box office performance of those films.

Cost of Revenue

	Three months ended
	December 31,		December 31,
(in thousands)	2013		2012		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$35,619	64%	$30,334	65%	$5,285	17%
Product and other	19,819	36%	16,605	35%	3,214	19%
Total revenue	$55,438	100%	$46,939	100%	$8,499	18%
Cost of revenue:
License	$11,472	32%	$10,523	35%	$949	9%
Product and other	16,696	84%	15,497	93%	1,199	8%
Total cost of revenue	$28,168	51%	$26,020	55%	$2,148	8%
Gross profit (loss):
License	$24,147	68%	$19,811	65%	$4,336	22%
Product and other	3,123	16%	1,108	7%	2,015	182%
Total gross profit (loss)	$27,270	49%	$20,919	45%	$6,351	30%

The three months ended December 31, 2013 includes expenses discussed under the caption “Cost reduction plan”.

For the three months ended December 31, 2013, our cost of revenue increased primarily due to higher demand of eyewear as a result of improved box office performance.  Cost of revenue decreased, as a percentage of revenue, to 51% for the three months ended December 31, 2013, as compared to 55% for the three months ended December 31, 2012.

License cost of revenue increased $0.9 million quarter-over-quarter primarily as a result of a $1.0 million increase in depreciation expense resulting from an increase in RealD-enabled screens, $0.7 million in manufacturing costs resulting from severance payments made to employees impacted by cost reduction plan and partially offset by $0.4 million decrease in inventory obsolescence expense and $0.3 million decrease in field support costs. Included in license cost of revenue for the three months ended December 31, 2013 and December, 2012 is depreciation expense of $8.3 million and $7.4 million, respectively. Depreciation expense as a percentage of total license revenue was 24% for the three months ended December 31, 2013 as compared to 24% for the three months ended December 31, 2012.

Product and other gross profit increased $2.0 million quarter-over-quarter, primarily as a result of optimizing eyewear product mix and increased demand of eyewear products. Product and other gross margin increased to 16% for the three months ended December 31, 2013 as compared to 7% for the three months ended December 31, 2012.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $1.5 million for the three months ended December 31, 2013 and $1.4 million for the three months ended December 31, 2012, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Three months ended
	December 31,	December 31,	Amount	Percentage
(in thousands)	2013	2012	change	change
Research and development	$5,236	$5,376	$(140)	(3%)
Selling and marketing	6,842	6,053	789	13%
General and administrative	13,161	12,346	815	7%
Total operating expenses	$25,239	$23,775	$1,464	6%

The three months ended December 31, 2013 includes expenses discussed under the caption “Cost reduction plan”.

Research and development. Our research and development expenses decreased primarily due to $1.5 million lower non-recurring engineering and prototype expenses, which was largely offset by $0.8 million higher personnel costs as a result of the cost reduction plan, $0.3 million higher outside services and $0.3 million higher amortization and depreciation expenses. We expect to continue to support our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing. Our selling and marketing expenses increased primarily due to $1.6 million higher personnel costs as a result of the cost reduction plan, which was partially offset by $0.6 lower million advertising and glasses promotion costs, $0.1 million lower outside services costs and $0.1 million lower fulfillment shipping charges. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

                   General and administrative. Our general and administrative expenses increased primarily due to $0.6 million higher depreciation expense, $0.4 million higher personnel costs as a result of the cost reduction plan and $0.3 million higher bad debt expense, which were partially offset by $0.4 million lower professional and outside services and $0.1 million lower sales and use taxes and property taxes. We expect to incur less general and administrative expenses primarily from reduced headcount and the associated personnel costs.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.5 million and $0.4 million for the three months ended December 31, 2013 and December 31, 2012, respectively. The increase in net interest expense was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense for the three months ended December 31, 2013 was $1.6 million compared to $0.7 million for the three months ended December 31, 2012, primarily due to increased foreign revenue in countries subject to withholding and income taxes.

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

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

Revenue

	Nine months ended
	December 31,		December 31,
(in thousands)	2013		2012		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$39,935	25%	$43,871	26%	$(3,936)	(9%)
International	63,966	41%	62,628	37%	1,338	2%
Total license revenue	$103,901	66%	$106,499	63%	$(2,598)	(2%)
Product and other
Domestic	$38,385	24%	$40,700	24%	$(2,315)	(6%)
International	16,300	10%	22,904	13%	(6,604)	(29%)
Total product and other revenue	$54,685	34%	$63,604	37%	$(8,919)	(14%)
Total revenue	$158,586	100%	$170,103	100%	$(11,517)	(7%)

The decrease in net revenue recorded during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was primarily due to a decrease in net license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 50% of gross revenue for the nine months ended December 31, 2013 as compared to 50% for the nine months ended December 30, 2012. The decrease in net revenues attributable to international markets was driven by both a decrease in box office performance and purchases of RealD eyewear.

For the nine months ended December 31, 2013, there were 24 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the nine months ended December 31, 2013 included the following: Iron Man 3 ($9.2 million), Gravity ($8.1 million), Despicable Me 2 ($5.0 million), Monsters University ($4.8 million), The Hobbit 2: The Desolation of Smaug ($4.6 million), Man of Steel ($4.4 million), Thor: The Dark World ($4.0 million), World War Z ($3.8 million), Star Trek 2: Into Darkness ($3.5 million) and Frozen ($3.3 million).

For the nine months ended December 31, 2012, there were 22 motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the nine months ended December 31, 2012 included the following: The Avengers ($13.9 million), Ice Age: Continental Drift ($7.3 million), The Amazing Spider-Man  ($6.5 million), Madagascar 3: Europe’s Most Wanted  ($6.2 million), The Hobbit: An Unexpected Journey ($5.3 million),Men in Black III ($4.8 million), Brave ($4.3 million),Titanic (re-release) ($3.8 million), Prometheus ($3.7 million) and Wrath of the Titans ($3.2 million) .

Total license revenues comprised 66% and 63% of total revenues for the nine months ended December 31, 2013 and December 31, 2012, respectively. International license revenues comprised 62% of gross license revenues in the nine months ended December 31, 2013 as compared to 59% for the nine months ended December 31, 2012.

The decrease in our net product and other revenue in the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, was primarily a result of a decrease in the volume of RealD eyewear sold to our domestic and international markets. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues comprised 30% of total product revenues in the nine months ended December 31, 2013 as compared to 36% for the nine months ended December 31, 2012. International product and other revenues were 25% and 37% of international license revenue for the nine months ended December 31, 2013 and December 31, 2012, respectively.

Cost of Revenue

	Nine months ended
	December 31,		December 31,
(in thousands)	2013		2012		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$103,901	66%	$106,499	63%	$(2,598)	(2%)
Product and other	54,685	34%	63,604	37%	(8,919)	(14%)
Total revenue	$158,586	100%	$170,103	100%	$(11,517)	(7%)
Cost of revenue:
License	$33,981	33%	$34,819	33%	$(838)	(2%)
Product and other	49,248	90%	65,366	103%	(16,118)	(25%)
Total cost of revenue	$83,229	52%	$100,185	59%	$(16,956)	(17%)
Gross profit (loss):
License	$69,920	67%	$71,680	67%	$(1,760)	(2%)
Product and other	5,437	10%	(1,762)	(3%)	7,199	(409%)
Total gross profit (loss)	$75,357	48%	$69,918	41%	$5,439	8%

The nine months ended December 31, 2013 includes expenses discussed under the caption “Cost reduction plan”.

For the nine months ended December 31, 2013, our cost of revenue decreased primarily due to the costs associated with the maintenance of our global installed base as well as higher shipments of lower-cost recycled eyewear in our domestic markets. Cost of revenue decreased, as a percentage of revenue, to 52% for the nine months ended December 31, 2013, as compared to 59% for the nine months ended December 31, 2012 due to a reduction in license revenues as well as costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear. The percentage of usage of recycled eyewear may continue to decrease in future periods resulting in lower gross profit and gross margin.

License cost of revenue decreased $0.8 million year-over-year primarily as a result of a $2.5 million decrease in impairment expense, $0.8 million decrease in field support, $0.8 million decrease in obsolete inventory expense and $0.3 million decrease in warranty expense, which were partially offset by $2.9 million increase in depreciation expense and $0.5 million increase in manufacturing costs.  Included in license cost of sales for the nine months ended December 31, 2013 and December 31, 2012 is depreciation expense of $24.3 million and $21.4 million, respectively. Depreciation expense as a percentage of gross license revenue increased to 24% for the nine months ended December 31, 2013 from 20% for the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration.  The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems.  For the nine months ended December 31, 2013, impairment charged to cost of revenue for certain of the cinema systems totaled $3.5 million.

During the nine months ended December 31, 2012, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. The fair value was primarily determined by evaluating the future cash flows expected to be generated from the cinema systems.  For the nine months ended December 31, 2012, impairment charged to cost of revenue for certain of the cinema systems, including the related outstanding purchase commitment, totaled $3.5 million.

Product and other gross profit increased $7.2 million year-over-year, primarily as a result of a reduction of average eyewear cost per unit expensed and a reduction of average eyewear revenue per unit sold. Product and other gross margin increased to a gross profit of 10% for the nine months ended December 31, 2013 as compared to a gross loss of (3%) for the nine months ended December 31, 2012.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $5.7 million for the nine months ended December 31, 2013 and $5.7 million for the nine months ended December 31, 2012, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

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

Operating Expenses

	Nine months ended
	December 31,	December 31,	Amount	Percentage
(in thousands)	2013	2012	change	change
Research and development	$15,465	$14,866	$599	4%
Selling and marketing	20,295	18,872	1,423	8%
General and administrative	39,533	35,797	3,736	10%
Total operating expenses	$75,293	$69,535	$5,758	8%

 The nine months ended December 31, 2013 includes expenses discussed under the caption “Cost reduction plan”.

Research and development.  Our research and development expenses increased primarily due to $1.1 million higher depreciation and amortization, $0.5 million higher rent and occupancy and $0.3 million higher supplies expenses, which were partially offset by $1.9 million lower non-recurring engineering/prototype and $0.4 million lower professional consultant expenses. We expect to continue to increase our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing. Our selling and marketing expenses increased primarily due to $1.9 million higher personnel costs, $0.3 million higher trade shows, $0.3 million higher public relations expenses and $0.2 million higher promotional glasses cost, which were partially offset by $0.7 million lower advertising costs, $0.4 million lower fulfillment shipping cost and $0.3 million lower outside service expenses. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to a $1.4 million higher amortization and depreciation expense, $1.2 million higher professional and outside services, $0.7 million higher bad debt and $0.4 million higher rent.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $1.8 million and $1.0 million for the nine months ended December 31, 2013 and December 31, 2012, respectively. The increase in net interest expense was primarily due to increased borrowings under our Credit Agreement.

Income tax.  Our income tax expense for the nine months ended December 31, 2013 was $4.9 million compared to $4.2 million for the nine months ended December 31, 2012.

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

Liquidity and capital resources

Since our inception and through December 31, 2013, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected revenue generated from the 3D motion pictures exhibited on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by an increase in working capital requirements associated with RealD Cinema Systems, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, including system upgrades and replacements, changes in product offerings and new technology, we expect to supplement our liquidity needs primarily with borrowings under our Credit Agreement described below.

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

During the first quarter of fiscal year 2013, we borrowed $25 million under the Term Loan Facility, resulting in $25 million being available for future draws. During the second quarter of fiscal 2014, we borrowed an additional $25 million, fully drawing down the Term Loan Facility. During the second quarter of fiscal 2013, we repaid $12.5 million of the Term Loan Facility. On December 31, 2013, we commenced the first of 12 quarterly installments of $3.1 million to repay the Term Loan Facility by September 30, 2016.

We intend to borrow additional amounts under our Credit Agreement facility to fund various growth initiatives, potentially including accelerated research and product development, acquisitions and capital expenditures.  We expect that we will maintain a significant amount of indebtedness on an ongoing basis.

The Revolving Facility matures on April 17, 2015 with $15.0 million drawn as of December 31, 2013.  Through December 31, 2013, the aggregate Term Loan Facility commitment of $50 million had been drawn in full and $15.6 million had been repaid, resulting in an outstanding balance of $34.4 million to be repaid in 11 remaining quarterly installments of $3.1 million through September 30, 2016.

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

Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2013, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable. The “Cost reduction plan” (under separate caption above) does not result in lack of compliance with these covenants.

As of December 31, 2013, our primary sources of liquidity were our cash and cash equivalents of $29.6 million and funds available to use under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million. No further draws remain on the Term Loan Facility.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Nine months ended
	December 31,	December 31,
(in thousands)	2013	2012
Operating activities	$21,520	$62,983
Investing activities	(19,236)	(21,965)
Financing activities	$(3,959)	$(38,245)

Cash flow from operating activities

The nine months ended December 31, 2013 includes payments discussed under the caption “Cost reduction plan”.

Operating activities provided cash inflow of $21.5 million during the nine months ended December 31, 2013. The cash flows primarily resulted from net loss adjusted for non-cash items and decrease in inventory, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. Increase in accounts receivable were related to the timing of collections.  The decrease in inventories is primarily due to better box office performance than expected. Decreases in accounts payable and accrued expenses were related to the timing of payments.

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

Cash flow from investing activities

For both the nine months ended December 31, 2013 and December 31, 2012, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. In the nine months ended December 31, 2013 and December 31, 2012, we received proceeds of $0.2 million and $2.5 million, respectively, as a result of the sale of digital projectors to certain of our motion picture exhibitors. Capital expenditures were $19.5 million for the nine months ended December 31, 2013 and $24.4 million for the nine months ended December 31, 2012. In the future, we will continue to invest in our business to grow sales and develop new products.

Cash flow from financing activities

Net cash inflows from financing activities for the nine months ended December 31, 2013 primarily resulted from $37.5 million of proceeds from the Credit Agreement and $1.7 million proceeds from issuance of stock option exercises and employee stock purchases, which was partially offset by $35.6 million of repayments to the Credit Agreement and $7.5 million of stock repurchases.

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

As of December 31, 2013, there was $49.4 million in debt outstanding under the Credit Agreement and $60.0 million available to borrow under the Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the nine months ended December 31, 2013 and December 31, 2012, proceeds from employee stock option exercises and employee stock plan purchases were $1.7 million and $1.7 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $68.0 million inception to date. For the three months ended December 31, 2013, there were no stock repurchases. For the nine months ended December 31, 2013, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and nine months ended December 31, 2013 and December 31, 2012:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2013	2012	2013	2012

Net loss	$(155)	$(4,159)	$(6,355)	$(5,443)
Add (deduct):
Interest expense, net	525	426	1,765	1,027
Income tax expense	1,614	694	4,881	4,242
Depreciation and amortization	10,318	8,194	30,082	24,130
Other (income) loss (1)	47	183	(227)	557
Share-based compensation expense (2)	4,487	4,871	13,605	13,965
Impairment of assets and intangibles (3)	764	680	3,547	6,581
Cost reduction plan (4)	3,657	-	3,657	-
Adjusted EBITDA (5)	$21,257	$10,889	$50,955	$45,059

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2013 and December 31, 2012 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2013	2012	2013	2012
Share-based compensation
Cost of revenue	$181	$120	$722	$565
Research and development	632	608	2,107	1,577
Selling and marketing	1,608	1,369	4,189	4,068
General and administrative	2,066	2,774	6,587	7,755
Total	$4,487	$4,871	$13,605	$13,965

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2013, we granted 0.7 million stock options at a weighted average grant date fair value of $7.22 per share.  For the three months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $3.2 million and $3.8 million, respectively. For the nine months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to stock options and our employee stock purchase plan was $10.3 million and $10.8 million, respectively.

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

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted.  In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company.  The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies.  The performance period for this performance stock option is between three and five years.  For the three months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to performance stock options was $0 and $0.5 million, respectively.  For the nine months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to performance stock options was $0.5 million and $1.4 million, respectively.

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

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us.  The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted.  For the three and nine months ended December 31, 2013, there was no share-based compensation expense related to performance stock units. For the three and nine months ended December 31, 2012, there was no share-based compensation expense related to performance stock units.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the nine months ended December 31, 2013, we granted 0.6 million restricted stock units at a weighted average grant date fair value of $12.29 per restricted stock unit. For the three months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to restricted stock units was $0.9 million and $0.5 million, respectively.  For the nine months ended December 31, 2013 and December 31, 2012, share-based compensation expense related to restricted stock units was $2.2 million and $1.7 million, respectively.

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

We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. Costs of RealD eyewear that has shipped but has not yet been used and expensed per this methodology are reported as deferred costs-eyewear.

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

For the three months ended December 31, 2013 and December 31, 2012, total impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.8 million and $0.7 million, respectively. For the nine months ended December 31, 2013 and December 31, 2012, total impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $3.5 million and $6.6 million, respectively.

Deferred tax asset valuation and tax exposures

As of December 31, 2013, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. Adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At December 31, 2013, we had cash and cash equivalents of $29.6 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at one and one-half percent (1.5%) plus the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. At December 31, 2013, we had $49.4 million in borrowings outstanding under our Credit Agreement which bear interest at approximately 2.79%.

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

As of December 31, 2013, we had no outstanding forward contracts based in foreign currencies. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three and nine months ended December 31, 2013, the net income related to the change in fair value of our foreign currency forward contracts was $0, respectively. For the three and nine months ended December 31, 2012, the net loss related to the change in fair value of our foreign currency forward contracts was not significant.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee an increasing number of 3D motion pictures will be released or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options.  The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended towards viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D or may decide not to show 3D motion pictures at peak movie-going hours. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, the inability to see 3D motion pictures at peak hours, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal year 2013 compared to fiscal year 2012. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film’s release date from one accounting period to another could adversely affect our financial condition, results of operations and business.

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

Any inability to protect our intellectual property rights could reduce the value of our 3D technologies and other visual and our brands, which could adversely affect our financial condition, results of operations and business.

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our licensees operate, such as China. For example, we believe competitors may be introducing cinema systems similar to our RealD Cinema Systems that potentially infringe on our intellectual property rights in China, Russia and other territories to unfairly compete against us.  The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

It is possible that some of our 3D and other visual technologies may not be protectable by patents. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims or otherwise avoiding infringement. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable, or a competitor may attempt to engineer around our issued patent. Additionally, patents only offer a limited term of protection. Moreover, the intellectual property we maintain as trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets.

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

We may in the future be subject to intellectual property rights disputes that are costly to defend, could require us to pay damages and could limit our ability to use particular 3D and other visual technologies in the future.

We may be exposed to, or threatened with, future litigation or any other disputes by other parties alleging that our 3D and other visual technologies infringe their intellectual property rights. Any intellectual property disputes, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property dispute could require us to pay damages and/or stop using our 3D and other visual technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our 3D and other visual technologies to others. In order to avoid these restrictions and resolve the dispute, we may have to pay for a license. This license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense, or which may not be possible. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our 3D and other visual technologies and may be unable to compete effectively. In certain instances, we have contractually agreed to provide indemnification to licensees relating to our intellectual property. This may require us to defend or hold harmless motion picture exhibitors, consumer electronics manufacturers or other licensees. We have from time to time corresponded with one or more third parties regarding patent enforcement issues and in-bound and out-bound patent licensing opportunities. In addition, from time to time we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our license fee rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business. Any disputes with our licensees, potential licensees or other third parties could materially and adversely affect our business, results of operations and prospects.

Our RealD Cinema Systems and other technologies are generally designed for use with third-party technologies and hardware, and if we are unable to maintain the ability of our RealD Cinema Systems and other technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

Our RealD Cinema Systems and other technologies are generally designed for use with third-party technologies and hardware, such as Christie projectors, Doremi servers, Harkness Hall screens and Sony Electronics 4K SXRD® digital cinema projectors. Third-party technologies and hardware may be modified, re-engineered or removed altogether from the marketplace. In addition, third-party technologies used to interact with our RealD Cinema Systems, RealD Format and other 3D and visual technologies can change without prior notice to us, which could result in increased costs or our inability to provide our 3D and other visual technologies to our licensees. If we are unable to maintain the ability of our RealD Cinema Systems, RealD Format and other 3D and visual technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

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

The introduction of new 3D and other visual technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D and other visual technologies or the growth of new and existing opportunities, our 3D and other visual technologies could become less competitive or obsolete.

Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D and other visual technologies that may compete directly with or render our 3D and other visual technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D and other visual technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and compete with or render our 3D and other visual technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to continue to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries, even in years such as 2013 where our revenues have declined, and our profitability may suffer adversely impacting our financial condition. However, we may not be able to develop and effectively market new 3D and other visual technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

If our 3D and other visual technologies fail to be widely adopted by or are not compatible with the needs of our licensees, our business prospects could be limited and our operating results could be adversely affected.

Our motion picture and consumer electronics licensees depend upon our 3D and other visual technologies being compatible with a wide variety of motion picture and consumer electronics systems, products and infrastructure. We make significant efforts to design our 3D and other visual technologies to address capability, quality and cost considerations so that they either meet or, where possible, exceed the needs of our licensees in the motion picture and consumer electronics industries. To have our 3D and other visual technologies widely adopted in the motion picture and consumer electronics industries, we must convince a broad spectrum of professional organizations worldwide, as well as motion picture studios and exhibitors and consumer electronics manufacturers who are members of such organizations, to adopt them and to ensure that our 3D and other visual technologies are compatible with their systems, products and infrastructure.

If our 3D and other visual technologies are not widely adopted or retained or if we fail to conform our 3D and other visual technologies to the expectations of, or standards set by, industry participants, they may not be compatible with other products and our business, operating results and prospects could be adversely affected. We expect that meeting and maintaining the needs of our licensees for compatibility with them will be significant to our business in the future. In addition, the market for broadcast technologies has traditionally been heavily regulated by governments or other regulatory bodies, and we expect this to continue to be the case in the future. If our 3D and other visual technologies are not compatible with the broadcasting infrastructure or governmental or regulatory requirements in particular geographic areas, our ability to compete in these markets could be adversely affected.

Other forms of entertainment may be more attractive to consumers than those using our 3D and other visual technologies, which could harm our growth and operating results.

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

Our 3D and other visual technologies have been made available to certain consumer electronics manufacturers and electronics component suppliers to enable 3D viewing on high definition televisions, laptops and other displays. We do not have exclusive arrangements with these consumer electronics manufacturers, and to date, we have not generated revenue of any material significance from these arrangements. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand and income potential for our 3D and other visual technologies is unproven. In addition, because 3D consumer electronics technologies continue to quickly evolve, we have limited insight into trends that may emerge and affect our business, including whether consumers will widely adopt 3D-enabled visual display devices at all. We also face competition from companies that enjoy competitive advantages in the consumer electronics industry, including deeper relationships with consumer electronics manufacturers, more developed distribution channels and technologies that may be better suited for 3D consumer electronics products. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in 3D consumer electronics. In addition, our competitors may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D and other visual technologies. As a result, our future prospects could be adversely affected if we make errors in predicting and reacting to relevant business trends and consumer demand, or if consumer electronics manufacturers choose not to use our 3D technologies in their display devices.

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

We intend to borrow additional amounts under the Credit Agreement to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. The Revolving Facility matures on April 17, 2015. As of December 31, 2013, the aggregate Term Loan Facility commitment of $50 million was drawn in full and $15.6 million was repaid. Twelve quarterly payments of $3.1 million begin on December 31, 2013 and continue through September 30, 2016.

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

Our indebtedness was $49.4 million as of December 31, 2013.  We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we access our increased Revolving Facility and Term Loan Facility.

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

We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 51% in fiscal year 2013, 49% in fiscal year 2012 and 55% in fiscal year 2011. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

Our success depends to a significant degree upon the continued individual and collective contributions of our management and research and development teams. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors and consumer electronics manufacturers and the research and development of our 3D and other visual technologies. The loss of any of these individuals, including Michael V. Lewis, our Chairman and Chief Executive Officer, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business and could substantially disrupt our business operations. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

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

There may also be other risks associated with our cost reduction plan and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to execute on our initiatives in these ways or others, such failure could result in a material adverse effect on our business and results of operations.

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

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, Greater China and Russia are among the Company’s largest and fastest growing market opportunities. As of March 31, 2013, our RealD Cinema Systems were deployed and operated in approximately 1,100 cinema screens in Greater China and approximately 100 cinema screens in Russia with an additional approximately 1,400 screens under contract within these markets. We believe that our sales of products and services in China, Russia and other emerging economies will expand in the future to the extent that the use of digital technologies increases in these countries, including in movies and theaters, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are not as respected as they are in the U.S., Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

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

We maintain sales, marketing, and business operations in foreign countries. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. Revenue from our foreign business operations in transactions denominated in local currencies, including the Chinese Yuan, significant. While we may also derive revenue from our foreign business operations in transactions denominated in U.S. dollars, a substantial portion of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of December 31, 2013, our common stock has subsequently traded as high as $35.60 and as low as $6.58. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of December 31, 2013, we had 49,259,312 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of December 31, 2013, there were 10,523,897 shares underlying options and restricted stock that were issued and outstanding, and we have an aggregate of 2,025,465 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inception to date. For the three months ended December 31, 2013, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 29, 2011

3.3	Amended and Restated Bylaws as amended and restated June 5, 2013.	10-K	001-34818	3.3	June 6, 2013

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

10.1†	Separation Agreement and General Release with Minard Hamilton dated November 11,2013.					X

10.2†	Separation Agreement and General Release with Joseph Peixoto dated October 21, 2013.					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†                                    Indicates a management contract or compensatory plan or arrangement.

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
(Principal Financial Officer)

Date: February 5, 2014