Form 10-K
period 2014-03-31
RealD Inc.
filed 2014-06-05
CIK 1327471

Use these links to rapidly review the document

Item 8. Financial statements and supplementary data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34818

RealD Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0620426 (I.R.S. Employer Identification No.)

100 N. Crescent Drive, Suite 200
Beverly Hills, California 90210
(Address of principal executive offices)(Zip code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $344,019,998 based on the last reported sale price of the registrant's common stock on September 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange ($7.00 per share). As of May 28, 2014, there were 49,527,066 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year to which this report relates. With the exception of the sections of the registrant's 2014 Proxy Statement specifically incorporated herein by reference, the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

RealD Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
MARCH 31, 2014

        Unless otherwise noted or the context otherwise requires, references to the "Company," "RealD," "we," "our" or "us" in this Annual Report on Form 10-K refer to RealD Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY DATA

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business, which are subject to the "safe harbor" created by those sections. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "intends," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements concerning anticipated future financial and operating performance; statements regarding the extent and timing of future licensing, products and services, revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand for and acceptance of our technologies and our ability to successfully commercialize our technologies within a particular time frame, if at all; 3D motion picture releases and conversions scheduled for fiscal year 2015 ending March 31, 2015 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; our relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies and our ability to bring new products to market; competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and our ability to execute and achieve anticipated savings or other benefits from our cost reduction efforts.

        Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this filing. Forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

        This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including business segment and growth rates, that we obtained from industry publications, surveys and forecasts. Unless we otherwise specify, industry and market data is given on a calendar year basis and is current as of December 31, 2013. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K.

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

Website and Social Media Disclosure

        We use our website (www.reald.com), our corporate Facebook account (www.facebook.com/RealD3D) and our corporate Twitter account (@RealD3D) to disseminate information about the Company. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to our filings with the Securities and Exchange Commission, or SEC, public conference calls and press releases. The contents of our website, Facebook account and Twitter account are not, however, a part of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

        We are a leading global licensor of 3D and other visual technologies. Our extensive intellectual property portfolio is used in applications that enable a premium viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide certain of our technologies and active and passive eyewear to consumer electronics manufacturers and content distributors and will continue to leverage our extensive intellectual property portfolio to develop additional revenue opportunities.

Competitive strengths

        Our competitive strengths include the following:

Innovative technology

        Our technical expertise has allowed us to develop new and innovative visual technologies for viewing 3D content in the theater, the home and elsewhere. Working with Disney to release Chicken Little in 3D in 2005, we became the first company to commercially enable 3D theater screens using digital projection. Our patented RealD Cinema Systems deliver superior light output, providing for a high quality, brighter image and enabling display on larger theater screens than most competing technologies. Many of our licensees, including Dalian Wanda Group, or Wanda, American Multi-Cinema, Inc., or AMC, which is approximately 78% owned by Wanda, Cinemark USA, Inc., or Cinemark, Regal Cinemas, Inc., or Regal, Carmike Cinemas, Inc., or Carmike, and Cineplex Theatres, or Cineplex, deploy our RealD Cinema Systems on their own premium-branded large-screen auditoriums. We have also made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. Our extensive intellectual property portfolio, which is based on years of research and development, contains approximately 225 individual issued patents and approximately 365 pending patent applications in approximately 18 jurisdictions worldwide. We will continue to develop other technologies to deliver a RealD experience both in theaters and elsewhere and create additional opportunities. Our research, development and engineering teams have expertise in many disciplines, including:

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

Global leader in 3D-enabled theater screens

        As of March 31, 2014, our RealD Cinema Systems were deployed on approximately 25,200 theater screens in 72 countries, which we believe are substantially more 3D screens than any of our competitors. Of the world's top 12 motion picture exhibition groups, 10 of them utilize RealD Cinema Systems in their theaters, including Regal, Wanda (including AMC), Cinemark, Cinepolis, Carmike, Odeon, Cinemex, Cineplex, Vue Entertainment and China Film Stella. Our licensees include approximately 1,200 motion picture exhibitors and we are actively engaged with other motion picture exhibitors regarding potential new license agreements. During our fiscal year ended March 31, 2014, domestic box office on RealD-enabled screens represented approximately 77% of total domestic 3D box office and we estimate that worldwide box office on RealD-enabled screens represented approximately 59% of the total worldwide 3D box office.

Premium brand

        We believe our brand is well-recognized among licensees and consumers as a result of motion picture studios and exhibitors co-branding with us and moviegoers having worn our branded RealD eyewear more than one billion times. We believe the prominence of our brand in the motion picture industry will enhance our marketing efforts of other technologies we are developing.

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

Extensive industry relationships and strong technical expertise

        Our experienced management team, including Michael V. Lewis, our Chairman and Chief Executive Officer, Andrew A. Skarupa, our Chief Financial Officer and Chief Business Development Officer, Cinema, and Leo Bannon, Executive Vice President, Consumer, has extensive, long-term relationships with content producers and distributors, major motion picture studios and exhibitors, and consumer electronics manufacturers that help us drive the proliferation of 3D content, delivery and viewing in theaters and elsewhere. Our research and development team, primarily based in our Boulder, Colorado facility, is comprised of leaders in the invention, development and commercialization of innovative 3D and other technologies.

Strategy

        Key elements of our strategy include:

Continue to innovate and develop new technologies

        We continue to develop proprietary technologies to perfect the visual image and create additional revenue opportunities. We endeavor to improve our RealD Cinema Systems and other cinema technologies to deliver an even better and more immersive viewing experience to consumers in theaters in both 3D and 2D. We license our 3D technologies for use in professional and other non-theatrical applications, which we believe will continue to provide a strong foundation for our development of new 3D and other technologies. We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. In 2013, we introduced RealD TrueImage, a content enhancement technology, which was originally developed to increase our technological advantage in cinema through improved 3D image quality, but which has 2D cinema and consumer applications as well. We have patented technologies that we believe may in the future enable consumers to enjoy 3D content without eyewear. We also selectively pursue technology acquisitions to expand and enhance our intellectual property portfolio in areas that complement our existing and new market opportunities and to supplement our internal research and development efforts.

Increase our leading global share in 3D-enabled theater screens, particularly in international markets

        We continue to work with our existing motion picture exhibitor licensees to deploy additional RealD Cinema Systems. We also plan to enter into agreements with new motion picture exhibitor licensees to increase the number of deployed RealD Cinema Systems worldwide. We believe there is a significant opportunity for us to continue to expand our business internationally and to license our 3D technologies to international motion picture exhibitors based on a licensing model that is similar to our domestic model. In particular, China, Russia and Latin America are fast-growing cinema markets where movie-going consumers have strongly embraced 3D films. For example, rapid growth in Chinese cinema screens has helped to drive an increase in total Chinese box office receipts of more than 30% annually for the past several years. In fact, China's total box office is widely expected to surpass North America to become the largest cinema market worldwide by 2020.

Encourage filmmakers and studios to create additional 3D films

        We continue to work with film studios and filmmakers to encourage their production of additional 3D films. Our efforts include further educating the filmmaking community about 3D trends and ensuring that the entire ecosystem fully appreciates the powerful economic benefits of 3D filmmaking, particularly in growing cinema markets overseas where moviegoers' interest in 3D cinema has increased in recent years. A positive driver of the compelling economics for studios is that the incremental cost of 3D filmmaking has declined considerably in recent years, while the quality of 3D filmmaking has continued to improve. Our efforts also include encouraging studios and film directors to consider 3D as a creative tool for films beyond the typical 3D genres of live action and animated films. The theatrical success of recent dramatic 3D films such as Gravity and The Great Gatsby demonstrates early progress towards our initiative to promote an expansion of 3D filmmaking genres.

Build upon the strength of our RealD brand

        It is our goal to make RealD the best known 3D technology brand in the world, associated with delivering the highest quality 3D viewing experience in the global marketplace. We will further leverage the strength of our brand to generate stronger licensee and consumer preference for a RealD experience in theaters. We continue to actively encourage motion picture studios and exhibitors to prominently feature our brand in their motion picture advertising and marketing, at theater locations and online. We will also continue our advertising efforts to strengthen our brand in the theatrical and consumer electronics industries. We plan to use our brand to drive the continued adoption of our other technologies in existing and new applications.

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

        The launch of modern 3D digital projection for motion pictures was marked by the presentation of Chicken Little by Disney in November 2005, which debuted on approximately 100 RealD-enabled screens. Since the debut of Chicken Little in 2005 through March 31, 2014, more than 160 major 3D motion pictures have been released on RealD-enabled screens including six of the top 10 grossing films of all time. In addition, eight of the 10 highest grossing motion pictures released in 2013 were exhibited in RealD 3D.

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

Market opportunity

        Our visual technologies can be used in many different applications and businesses, including entertainment, consumer electronics, education, aerospace, defense and healthcare. Our 3D technologies are primarily used in the motion picture industry.

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D and other visual technologies. As of December 31, 2013, approximately 112,000 digital theater screens were deployed worldwide, representing over 80% of the worldwide installed base. Certain major film studios have stated that they will stop making available analog versions of their motion pictures within the next few years, which should contribute to further migration of cinema screens to digital projection, thereby expanding our growth opportunity. RealD's Cinema Systems function as an enhancement to digital projectors and, therefore, require cinemas to be equipped with a digital projector prior to installation.

        The following chart illustrates, as of December 31, 2013, the approximate total number of theater screens worldwide, the approximate number of theater screens that have been converted to digital and the approximate number of digital theater screens that are 3D-enabled.

(1)
Of the estimated 53,000 worldwide digital theater 3D-enabled screens as of December 31, 2013 (per Screen Digest), 24,800 were RealD-enabled screens, representing a nearly 47% share. As of March 31, 2014, RealD had deployed approximately 25,200 screens worldwide.

        The growth in 3D screens and 3D motion picture attendance worldwide has contributed to an increase in the worldwide box office generated by 3D screens in recent years. In 2013, 3D-enabled screens generated an estimated $7.4 billion in worldwide 3D box office (according to provisional figures from IHS), representing 21% of the $35.9 billion in total worldwide box office in 2013. In 2013, eight of the top 10 grossing films worldwide were exhibited in RealD 3D as compared to six of the top 10 grossing films worldwide in 2012. We believe the 3D cinema business is maturing in many markets like the United States, where we expect equipment installations to slow. However, we experienced meaningful growth in box office revenue in China and Russia, which increased from 38% and 37% of total 3D box office in 2012 to 43% and 38% in 2013, respectively. We anticipate that approximately 29 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2015, including sequels to successful major motion picture franchises, such as Captain America, Rio, The Amazing Spider-Man, X-Men, How To Train Your Dragon, Transformers, The Hobbit and Madagascar.

        In addition to major 3D releases produced by domestic film studios, an increasing number of 3D motion pictures are being produced overseas for release in various international markets. For example, Journey to the West 3D and Young Detective Dee: Rise of the Sea Dragon 3D generated nearly $200 million and $100 million, respectively, in total box office during 2013 and Painted Skin: The Resurrection 3D generated $115 million in total box office during 2012. All three films were produced in China, the second-largest cinema market in the world. Similarly, Stalingrad 3D, which was produced in Russia, generated nearly $39 million, in total box office during 2013.

        The following table shows the major 3D motion pictures released or scheduled for release on domestic 3D-enabled screens for the fiscal year 2015 ending on March 31, 2015. Information provided includes the motion picture studios and the release dates for those motion pictures (announced as of June 4, 2014):

Film	Motion Picture Studio	Domestic Release Date
Captain America: The Winter Soldier	Disney / Marvel	4/4/2014
Rio 2	20th Century Fox	4/11/2014
The Amazing Spider-Man 2	Sony Pictures	5/2/2014
Legends of Oz: Dorothy's Return	Clarius Entertainment	5/9/2014
Godzilla	Warner Bros.	5/16/2014
X-Men: Days of Future Past	20th Century Fox	5/23/2014
Maleficent	Disney	5/30/2014
Edge of Tomorrow	Warner Bros.	6/6/2014
How to Train Your Dragon 2	20th Century Fox / DreamWorks Animation	6/13/2014
Transformers: Age of Extinction	Paramount Pictures	6/27/2014
Dawn of the Planet of the Apes	20th Century Fox	7/11/2014
Planes: Fire and Rescue	Disney	7/18/2014
Hercules	Paramount	7/25/2014
Step Up: All In	Lionsgate	7/25/2014
Guardians of the Galaxy	Disney / Marvel	8/1/2014
James Cameron's Deepsea Challenge 3D	NatGeo Entertainment / DisruptiveLA	8/8/2014
Teenage Mutant Ninja Turtles	Paramount	8/8/2014
Sin City: A Dame to Kill For	Weinstein Co.	8/22/2014
The Boxtrolls	Focus Features / Laika	9/26/2014
Book of Life	20th Century Fox	10/17/2014
Big Hero 6	Disney / Marvel	11/7/2014
The Penguins of Madagascar	20th Century Fox / DreamWorks	11/26/2014
Exodus: Gods and Kings	20th Century Fox	12/12/2014
Hobbit: The Battle of the Five Armies	Warner Bros.	12/17/2014
Norm of the North	Lionsgate	1/16/2015
Jupiter Ascending	Warner Bros.	2/6/2015
The Seventh Son	Warner Bros.	2/6/2015
SpongeBob SquarePants 2	Paramount / Nickelodeon	2/13/2015
Home	20th Century Fox	3/27/2015

        We believe that more 3D-enabled theater screens will be needed in the future in fast-growing international markets such as China, Russia and Latin America to provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures. In mature markets like the United States where installations of our RealD Cinema Systems are slowing, we are working with our studio and exhibitor partners to maximize the revenues generated by our existing platform.

Key applications

        We believe that we possess innovative technology, a significant market presence, a premium brand and a scalable licensing model in our key applications.

        We design, manufacture, license and market our RealD Cinema Systems that enable digital cinema projectors to show 3D motion pictures and alternative 3D content to consumers wearing our RealD eyewear.

        Technology.    We believe our patented 3D digital projection technology of our RealD Cinema Systems delivers double the amount of light output compared to any other 3D digital projection technology on the market, which is the most significant factor in producing a high quality 3D image. As a result, we believe we are able to reach larger screens with our RealD digital projection technology than the majority of other 3D digital projection technology providers for use in motion picture theaters. For example, using a single digital DLP (digital light processing, based on Texas Instruments chip technology) projector and the same lamp and lamp power as a 2D presentation, our RealD XL Cinema System, using our polarizing technology, can deliver crisp, clear 3D content to screens. Our RealD Cinema Systems:

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

        Market presence.    Our RealD Cinema Systems are the world's most widely deployed digital 3D cinema technology based on the number of theater screens installed worldwide. As of March 31, 2014, our RealD Cinema Systems were deployed on approximately 25,200 theater screens in 72 countries worldwide. As of December 31, 2013, our RealD Cinema Systems accounted for more than 85% of the estimated domestic 3D-enabled theater screens and nearly 47% of the 3D-enabled theater screens deployed worldwide. During our fiscal year ended March 31, 2014, domestic box office on RealD-enabled screens represented approximately 77% of total domestic 3D box office and we estimate that worldwide box office on RealD-enabled screens represented approximately 59% of the total worldwide 3D box office. We expect to continue to grow our cinema business based on an increasing number of theater screens becoming RealD-enabled internationally, an increasing number of RealD-compatible 3D motion pictures being released and the 3D platform being optimized in mature markets.

        The following chart illustrates the number of theater locations with RealD-enabled screens and the total number of RealD-enabled screens:

	Year ended
(approximate numbers)	March 31, 2014	March 31, 2013	March 23, 2012
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,400	12,800	11,700
Total international RealD-enabled screens	11,800	9,900	8,500

Total RealD-enabled screens	25,200	22,700	20,200
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	2,800	2,600
Total international locations with RealD-enabled screens	2,900	2,700	2,500

Total locations with RealD-enabled screens	5,900	5,500	5,100

Number of 3D motion pictures (released domestically during period)	35	35	36

        At most RealD theater locations, there are multiple RealD-enabled screens. We believe that having more RealD-enabled screens per location will allow us to accommodate simultaneous 3D motion picture releases and provide the necessary capacity to fully capitalize on commercially successful

3D motion pictures. We believe the commercial success of 3D motion pictures will facilitate and further encourage the conversion of theater screens to digital and 3D. After motion picture exhibitors convert their projectors to digital cinema, they must install a polarization preserving screen and our RealD Cinema Systems in order to display motion pictures in RealD 3D.

        Content.    The number of 3D films exhibited on our RealD domestic cinema systems remained consistent at 35 in fiscal year 2014 as compared to fiscal year 2013. As of June 4, 2014, we expect approximately 29 3D motion pictures to be released on our domestic screens during our fiscal year 2015, which ends on March 31, 2015, all of which we expect will be exhibited using our RealD Cinema Systems. In addition, we expect a growing number of foreign 3D films produced overseas to be released on our international RealD-enabled screens during our fiscal year 2015.

        We believe that the success of major 3D motion pictures, and the establishment of an industry consortium called Digital Cinema Distribution Coalition (DCDC), which enables the digital distribution of content via a satellite distribution network, will drive the creation and theatrical distribution of more alternative content and live broadcast events in 3D. Alternative content can also be viewed on our RealD-enabled screens.

        Brand.    Motion picture studios often co-brand RealD in motion picture marketing and advertising. Motion picture exhibitors display our brand at theaters, on-screen and online. LUXE: A RealD Experience, our new premium large format brand, was introduced in fiscal year 2014 as a unified co-branding initiative. Moviegoers have worn our branded RealD eyewear more than one billion times. Our in-theater branding includes signage at the box office where tickets are purchased, signage in the lobby and in poster cases in and around the theater, branded recycling bins located at each auditorium entrance and exit, an on-screen animated 3D preview informing consumers when to put on their eyewear and reminding them to recycle their eyewear after the motion picture and a promotional trailer that plays immediately before the motion picture. Our brand also appears on major online ticketing websites aligned with show times at theaters equipped with our RealD technology. We believe our branded 3D experience will lead to increased admissions as consumers recognize our brand as the leading choice for 3D viewing, prompting motion picture exhibitors to select us as their 3D technology licensor.

        Licensing model.    We license our RealD Cinema Systems to motion picture exhibitors under multi-year (typically five years or longer) agreements that are generally exclusive and from which we generally receive license fees on a per-admission basis. Our agreements with motion picture exhibitors provide us with recurring revenue as 3D motion pictures are exhibited using our 3D technologies. We continue to focus on optimizing our revenues from our existing platforms in more mature markets like the United States and believe our cinema business will continue to grow in international developing markets based on several factors including the number of additional RealD Cinema Systems our existing motion picture exhibitor licensees are expected to deploy, our market presence and the number of 3D motion pictures slated for future release domestically and internationally.

        We license and market systems to motion picture exhibitors based on the type of digital projector installed and theater configuration: the RealD Cinema System, the RealD XL Cinema System, the RealD XLS Cinema System and the RealD XLW Cinema System, which is designed specifically for premium large screen auditoriums with stadium seating configurations as well as LUXE: A RealD Experience, our new premium large format brand, which recently launched in Russia. Our RealD XL Cinema System can be displayed on screens up to 82 feet wide, and our RealD Cinema Systems will be scalable to larger formats as projector technology evolves. The RealD XLW Cinema System, introduced in January 2011, can accommodate a throw ratio as wide as 1.0 (projection distance divided by screen width), and is designed for use in premium large screen motion picture auditoriums, theme parks and specialty theaters with stadium seating. LUXE: A RealD Experience auditoriums use our brightest 3D projection technology, wall-to-wall/floor-to-ceiling screens of at least 16 meters in width, 3D sound and auditorium rakes to optimize the moviegoer's views. We also recently introduced a RealD Cinema

System for dual projector installations that is capable of delivering twice the light of other dual-projector 3D systems. Based on our actual experience, we believe we can upgrade almost any theater that has an existing digital cinema projector with our RealD Cinema Systems within a few hours. Under our agreements with motion picture exhibitors, we provide technological upgrades and maintenance on our RealD Cinema Systems at no additional charge to the exhibitor.

        We believe our RealD Cinema Systems are a compelling and scalable technology for the motion picture industry. Motion picture producers can tell their stories in more creative and compelling ways through the use of 3D technology. As evidenced by the record-setting performances of Iron Man 3 and Gravity in 2013, releasing content on RealD-enabled screens can result in increased ticket sales at premium prices, enhanced monetization of a motion picture's initial release as well as enhanced monetization of a film's downstream revenue sources (such as pay television rights), which are often negotiated based on a film's theatrical success at the box office. As a result, 3D filmmaking can provide a more attractive return on investment to motion picture producers and distributors with only limited incremental costs compared to producing a film in 2D. Motion picture exhibitors share in the benefit of increased motion picture ticket sales at premium prices despite requiring very limited up-front costs to deploy RealD's Cinema Systems. We also believe consumers benefit from a superior 3D entertainment experience.

Other technologies and applications

        We actively seek to have our 3D and other technologies incorporated into new devices by making them available to licensees, including consumer electronics manufacturers, content producers and content distributors.

        Technology.    We continue our development efforts of next-generation 3D and other technologies, including glasses-free technologies that will allow the viewing of 3D content on a variety of visual display devices without the need for 3D glasses. Our patented high brightness, passive eyewear-based 3D display could be used with high definition displays without significantly degrading image resolution as experienced with competing passive eyewear 3D display technologies. Many of the 3D-enabled visual display devices sold today utilize active shuttering 3D eyewear. To address this opportunity, we have developed technology to create active 3D eyewear, which are compatible with 3D-enabled visual display devices from various major consumer electronics brands.

        Our RealD Format is based on multiplexing technology (which packs two images in a single space) to deliver and display high definition 3D content via today's existing infrastructure for cable, satellite, broadcast, packaged media and the Internet. Our technology can grow with the content distribution infrastructure to deliver the highest quality, premium viewing experience across a variety of distribution systems and consumer electronics products. In 2013, we introduced RealD TrueImage, a content enhancement technology, which was originally developed to increase our technological advantage in cinema through improved 3D image quality, but which has 2D cinema and consumer applications as well.

        Our 3D technologies can also be used for 3D-enabled interactive gaming by game developers and publishers. Our technologies for interactive gaming include those that adjust viewing angles in a game, assure 3D across depth of field and enable in-frame 3D effects.

        Competitive presence.    Our 3D and other technologies can be deployed across the entire range of consumer electronics. We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content.

        Content.    Building on the success of major 3D motion pictures released in theaters, we believe consumers' desire for 3D consumer electronics will be stimulated with the creation and distribution of new motion pictures and other forms of 3D content. There may be opportunities to provide live broadcast events in 3D, including sporting events, concerts, cultural and other live events, for 3D interactive games, as well as other new and alternative 3D content for the home and elsewhere, which will further stimulate the demand for RealD-enabled visual display technologies.

        Brand.    We believe the strength of our brand in the motion picture industry will assist us in the consumer electronics space.

        Licensing model.    Although we have not yet generated material revenue outside of the motion picture industry, we believe there will be future revenue opportunities for licensing our 3D and other technologies in other industries.

        Professional and Non-Theatrical Applications.    Our 3D technologies are utilized by Fortune 500 companies, government, academic institutions, and research and development organizations for a variety of applications. Our 3D technologies have also been used for theme park installations, including LEGOLAND®.

Our history

        RealD was founded in 2003 with the goal of bringing a premium 3D viewing experience to audiences everywhere. In 2005, we acquired Stereographics Corporation, or Stereographics, a company founded in 1980 and one of the largest providers of 3D technologies at the time of the acquisition. In 2007, we acquired ColorLink Inc., or ColorLink, a polarization control, photonics and optics company with an extensive patent portfolio. ColorLink, which was founded in 1995, had played an instrumental role collaborating with RealD to develop our first cinema system. In March 2005, we demonstrated our initial RealD Cinema System to motion picture exhibitors and studios. In November 2005, Disney released Chicken Little in 3D on approximately 100 RealD-enabled screens. In 2008, we established a RealD sales and operating presence in Europe and also entered 3D consumer electronics with a number of 3D technologies for the home and elsewhere. In December 2009, Fox released Avatar worldwide, including on approximately 4,200 RealD-enabled screens. In 2010, we established a RealD sales and operating presence in China and Hong Kong. In 2012, we established a RealD sales and operating presence in Russia. In 2013, RealD surpassed 20,000 3D-equipped cinema screens worldwide and we also established a RealD sales and operating presence in Latin America. In 2014, RealD surpassed 25,200 RealD-enabled cinema screens worldwide.

Licensees

        In our cinema business, our primary licensees are motion picture exhibitors that use our RealD Cinema Systems, including 10 of the top 12 motion picture exhibition groups in the world. As of March 31, 2014, we had multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. However, our license agreements typically do not obligate motion picture exhibitors to deploy a specific number of our RealD Cinema Systems according to a specific timeline. License revenue from Wanda (including AMC), Cinemark and Regal collectively comprised approximately 33% of our total license revenue in the year ended March 31, 2014, 22% in the year ended March 31, 2013 and 24% in the year ended March 23, 2012. As of March 31, 2014, we had two licensees that each accounted for more than 10% of our total license revenue, one of which accounted for 14% and the other 13%. No licensee accounted for more than 10% of our total license revenue in fiscal years 2013 or 2012.

Sales and marketing

        We market and license our 3D and other visual technologies throughout the motion picture, consumer electronics and professional industries through an internal sales team. We maintain sales offices in the United States, the United Kingdom, Russia, Japan, Hong Kong, China and Brazil.

        We focus our marketing efforts on motion picture studios and exhibitors, consumer electronics manufacturers, interactive game companies, content producers and content distributors. We reach these customers primarily through industry trade shows, public relations and our website and studio events.

Research and development

        We believe we must continue to develop or acquire innovative technologies on a regular basis to maintain our competitive edge. We monitor trends in the motion picture, consumer electronics and professional industries to stay abreast of new developments. We further monitor relevant intellectual property and other public domain information. Our research and development is focused on building and testing licensed products that could potentially incorporate our 3D and other technologies. Once the proof of concepts are built and tested, our technologies may be licensed to motion picture exhibitors and consumer electronics manufacturers.

        Our research and development expenses were $19.7 million for the year ended March 31, 2014, $19.5 million for the year ended March 31, 2013 and $16.5 million for the year ended March 23, 2012. In addition, we have made significant investments in intellectual property through acquisitions, including our acquisitions of Stereographics and ColorLink and a portfolio of patents from Digital Domain Media Holdings.

Manufacturing and supply

        RealD Cinema Systems.    We purchase optical and mechanical components for our RealD Cinema Systems from multiple suppliers and manufacture our RealD Cinema Systems at our facility in Boulder, Colorado. We have also entered into a large number of license and deployment agreements with digital cinema projector and server companies that grant them a limited, royalty-free license related to the use of RealD technology into digital cinema projection systems.

        RealD eyewear.    Our RealD eyewear is an integral part of our RealD Cinema Systems. Our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion and is comfortable and sanitary, which we believe provides convenience to consumers. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage worldwide manufacturing and distribution of RealD eyewear. Domestically, we operate a recycling program for our RealD eyewear. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of the admission fee or as a concession item. As a result, we are one of the world's largest distributors of passive 3D eyewear. Our recyclable eyewear is designed to fit comfortably on most viewers and easily over prescription eyewear. We also make available kids size RealD 3D eyewear.

        RealD installation, repair and maintenance services.    We hire independent contractors to perform installation, repair and maintenance services related to our RealD Cinema Systems.

Competition

        The market for visual display technologies is highly competitive.

        Our primary competitors for our RealD Cinema Systems include Dolby Laboratories, Inc., or Dolby, X6D Limited, or Xpand, MasterImage 3D, LLC, or MasterImage, Sony Electronics, or Sony, and IMAX Corporation, or IMAX. As of December 31, 2013, these and other competitors had enabled approximately 27,800 worldwide theater screens, collectively, as compared to our approximately 24,800 RealD-enabled worldwide theater screens (which subsequently increased to approximately 25,200 screens as of March 31, 2014). Consumers may be more familiar with some of our competitors' brands in the motion picture industry. However, we believe we differentiate ourselves from our competitors in the motion picture industry for reasons that include the following:

  •
  we provide premium technologies that are highly regarded by licensees and others in the motion picture industry;

  •
  our RealD Cinema Systems deliver superior light output providing for a high quality image and enabling display on larger theater screens with one projector than most competing technologies;

  •
  we offer motion picture exhibitors a licensing model that includes technological upgrades and maintenance at no additional charge, which reduces their capital expenditures and the risk that they may purchase equipment that will become obsolete;

  •
  compared to most of our competitors' eyewear in the motion picture industry, our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion; and

  •
  our RealD eyewear model requires fewer personnel (no active collecting or washing by motion picture exhibitors) and reduces motion picture exhibitors' loss from theft and breakage.

Intellectual property

        Our success depends in large part upon our ability to obtain and maintain protection for our proprietary technologies. We have a substantial base of intellectual property assets, including patents, trademarks, copyrights, trade secrets and know-how.

        We have multiple patents covering unique aspects and improvements for many of our technologies. As of March 31, 2014, we had over 258 patent families comprising approximately 225 individual issued patents and approximately 365 pending patent applications in approximately 18 jurisdictions worldwide. Our issued patents are scheduled to expire at various times between May 2014 and January 2034. Of these, four patents are scheduled to expire in calendar year 2014, 12 patents are scheduled to expire in calendar year 2015 and 11 patents are scheduled to expire in calendar year 2016. We believe the expiration of these patents will not adversely affect our business. Our patents are used in the areas of algorithms, autostereo, eyewear, projection, format, direct view, retarder stack filters, polarization switches, eyewear protection, color switching and other areas. We currently derive our license revenue principally from our RealD Cinema Systems. Patents relating to our RealD Cinema Systems generally expire between 2014 and 2034. We pursue a general practice of filing patent applications for our technology in the United States and outside of the United States where our licensees manufacture, distribute or sell licensed products and where our competitors manufacture, distribute or sell competing products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We also from time to time acquire intellectual property through acquisitions, such as our purchase of a portfolio of 2D-3D conversion patents from Digital Domain Media Holdings, and our acquisitions of Stereographics and ColorLink.

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

Employees

        As of March 31, 2014, we had 148 employees located in the United States, the United Kingdom, Japan, Hong Kong, Taiwan, China, Russia and Brazil. Approximately 26 employees are engaged in research and development, approximately 40 employees are in operations, and approximately 82 employees are in sales and general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

        We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC's website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the "Investor Relations" section at www.reald.com. The information we file with the SEC or contained on or accessible through our corporate website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

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

Risks relating to our business and our industry

         If motion pictures that can be viewed with RealD Cinema Systems are not made or are not commercially successful, our revenue will decline.

        Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London's Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee that the number of 3D motion pictures being released will remain at current levels or increase, or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, changes in consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended toward viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D or may decide not to show 3D motion pictures at peak movie-going hours. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, the inability to see 3D motion pictures at peak hours, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal year 2014 compared to fiscal year 2013.

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

        Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether they will renew their license agreements with us at the end of their term or whether we or any of our existing motion picture exhibitor licensees may now or in the future be in breach of those agreements. If motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then our revenue could be materially and adversely affected, and motion picture studios may not produce and release 3D motion pictures which could also adversely affect our financial condition, results of operations and business.

        In addition, license revenue from Wanda (including AMC), Cinemark and Regal collectively comprised approximately 33% of our gross license revenue in the year ended March 31, 2014, 22% in the year ended March 31, 2013 and 24% in the year ended March 23, 2012. Any inability or failure by motion picture exhibitors to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations.

         A deterioration in our relationships with the major motion picture studios could adversely affect our business and results of operations.

        The six major motion picture studios accounted for approximately 78% of domestic box office revenue and eight of the top 10 grossing 3D motion pictures in calendar year 2013. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations.

        Additionally, if consumers' demand for 3D motion pictures declines, then motion picture studios may reduce marketing the 3D aspect of 3D motion pictures which could reduce box office performance of 3D motion pictures and our revenue could be adversely affected.

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

        While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in our fiscal years ended 2014, 2013, 2011, and 2010. Our revenues declined in our fiscal year 2014 as compared to the prior year. If we cannot return to sustainable revenue growth and profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

         Any inability to protect our intellectual property rights could reduce the value of our 3D and other visual technologies and our brands, which could adversely affect our financial condition, results of operations and business.

        Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our licensees operate, such as China. For example, we believe competitors may be introducing cinema systems similar to our RealD Cinema Systems that potentially infringe on our intellectual property rights in China, Russia and other territories to unfairly compete against us. While we are actively engaged in the enforcement and protection of our intellectual property rights, the efforts we have taken may not be sufficient or we may not prevail. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

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

        In connection with the sales and marketing of our products and our entering into licensing arrangements with motion picture exhibitors, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, licensees and suppliers, as well as our business. We have procedures in place to safeguard such data and information and as a result of those procedures, to our knowledge, computer hackers have been unable to gain access to the information stored in our information systems. However, cyber-attacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures or those that we do business with in the future and obtain the personal information of our customers, employees, licensees and suppliers or our business information. A security breach of any kind could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share and have an adverse effect on our results of operations.

         We may in the future be subject to intellectual property rights disputes that are costly to defend, could require us to pay damages and could limit our ability to use particular 3D and other visual technologies in the future.

        We may be exposed to, or threatened with, future litigation or any other disputes by other parties alleging that our 3D and other visual technologies infringe their intellectual property rights. Any intellectual property disputes, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property dispute could require us to pay damages and/or stop using our 3D and other visual technologies, trademarks, copyrighted works and other material found to be in violation of another party's rights and could prevent us from licensing our 3D and other visual technologies to others. In order to avoid these restrictions and resolve the dispute, we may have to pay for a license. This license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense, or which may not be possible. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our 3D and other visual technologies and may be unable to compete effectively. In certain instances, we have contractually agreed to provide indemnification to licensees relating to our intellectual property. This may require us to defend or hold harmless motion picture exhibitors, consumer electronics manufacturers or other licensees. We have from time to time corresponded with one or more third parties regarding patent enforcement issues and in-bound and out-bound patent licensing opportunities. In addition, from time to time, we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our license fee rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business. Any disputes with our licensees, potential licensees or other third parties could materially and adversely affect our business, results of operations and prospects.

         Our RealD Cinema Systems and other visual technologies are generally designed for use with third-party technologies and hardware, and if we are unable to maintain the ability of our RealD Cinema Systems and other visual technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

        Our RealD Cinema Systems and other visual technologies are generally designed for use with third-party technologies and hardware, such as Christie projectors, Doremi servers, Harkness Hall screens and Sony Electronics 4K SXRD® digital cinema projectors. Third-party technologies and hardware may be modified, re-engineered or removed altogether from the marketplace. In addition, third-party technologies used to interact with our 3D and other visual technologies can change without prior notice to us, which could result in increased costs or our inability to provide our 3D and other visual technologies to our licensees. If we are unable to maintain the ability of our 3D and other visual technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

         If we are unable to maintain our brand and reputation for providing high quality 3D and other visual technologies, our business, results of operations and prospects could be materially harmed.

        Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality 3D and other visual technologies. If problems with our 3D and other visual technologies cause motion picture exhibitors, consumer electronics manufacturers or other licensees to experience operational disruption or failure or delays in the delivery of their products and services to their customers, our brand and reputation could be diminished. Maintaining and strengthening our brand and reputation may be particularly challenging as we enter business segments in which we have limited experience, such as consumer electronics. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

         Competition from other providers of 3D technologies to the motion picture industry could adversely affect our business.

        The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and Xpand, with IMAX increasing market share in recent periods. In addition, other companies, including motion picture exhibitors and studios and smaller competitors in international markets, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may enjoy competitive advantages, such as greater financial, technical, marketing and other resources, greater market share and name recognition, ability to develop and be the first to introduce new 3D technologies successfully to the market or more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could lose market share and our business could be adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that our margins in future periods will increase.

         The introduction of new 3D and other visual technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D and other visual technologies or the growth of new and existing opportunities, our 3D and other visual technologies could become less competitive or obsolete.

        Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D and other visual technologies that may compete directly with or render our 3D and other visual technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D and other visual technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors, consumer electronics manufacturers and others, or more cost effective than our technologies, and compete with or render our 3D and other visual technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. We expect to continue to expend considerable resources on research and development in response to changes in the motion picture and consumer electronics industries, even in years such as 2014 where our revenues have declined, and our profitability may suffer adversely impacting our financial condition. However, we may not be able to develop and effectively market new 3D and other visual technologies that adequately or competitively address the needs of these changing industries, which could have a material and adverse effect on our business, results of operations and prospects.

         If our 3D and other visual technologies fail to be widely adopted by or are not compatible with the needs of our licensees, our business prospects could be limited and our operating results could be adversely affected.

        Our motion picture and consumer electronics licensees depend upon our 3D and other visual technologies being compatible with a wide variety of motion picture and consumer electronics systems, products and infrastructure. We make significant efforts to design our 3D and other visual technologies to address capability, quality and cost considerations so that they either meet or, where possible, exceed the needs of our licensees in the motion picture and consumer electronics industries. To have our 3D and other visual technologies widely adopted in the motion picture and consumer electronics industries, we must convince a broad spectrum of professional organizations worldwide, as well as motion picture studios and exhibitors and consumer electronics manufacturers who are members of such organizations, to adopt them, and to ensure that our 3D and other visual technologies are compatible with their systems, products and infrastructure.

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

        We face competition for consumer attention from other forms of entertainment that may drive down motion picture box office and license revenue from motion picture exhibitors. We compete with a number of alternative motion picture distribution channels, such as cable, satellite, broadcast, packaged media and the Internet and business models in these areas continue to evolve rapidly. There are also other forms of entertainment competing for consumers' leisure time and disposable income such as concerts, amusement parks, sporting events and, from time to time, other major events like the Olympic Games or the World Cup. A significant increase in the popularity of these alternative motion picture channels and competing forms of entertainment could reduce the demand for theatrical exhibition of 3D motion pictures, including those viewed with our RealD Cinema Systems, or the use of 3D-enabled consumer electronics devices, any of which would have an adverse effect on our business and operating results.

         Our limited operating history in the consumer electronics industry and the competition we face from companies with greater brand recognition and resources in the consumer electronics industry present risk to our ability to achieve success in this area.

        We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. We do not have exclusive arrangements with these consumer electronics manufacturers, and to date, we have not generated revenue of any material significance from these arrangements. 3D consumer electronics technologies are rapidly developing, as manufacturers are working to set standards and content producers and distributors are working on increasing the availability of new 3D content. However, the demand and income potential for our 3D and other visual technologies is unproven. In addition, because consumer electronics technologies continue to quickly evolve, we have limited insight into trends that may emerge and affect our business, including whether consumers will widely adopt 3D-enabled visual display devices at all. We also face competition from companies that enjoy competitive advantages in the consumer electronics industry, including deeper relationships with consumer electronics manufacturers, more developed distribution channels and technologies that may be better suited for 3D consumer electronics products. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in 3D consumer electronics. In addition, our competitors may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D and other visual technologies. As a result, our future prospects could be adversely affected if we make errors in predicting and reacting to relevant business trends and consumer demand, or if consumer electronics manufacturers choose not to use our 3D and other visual technologies in their display devices.

         Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

        We are highly leveraged. As of March 31, 2014, our total indebtedness was approximately $36.3 million. Our high degree of leverage could have important consequences, including the following: (i) we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations; (ii) we may be unable to meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we increase our debt obligations under our secured credit facility; (iii) our ability to obtain additional financing in the future may be limited; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and (vi) we may be vulnerable to general adverse economic and industry conditions, including changes in interest rates.

        We may borrow additional amounts under our credit facilities to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We may maintain a certain amount of indebtedness on an ongoing basis. Our revolving credit facility matures on April 17, 2015, and our term loan facility matures the last day of the twelfth (12th) full fiscal quarter after the earlier of October 18, 2013 or the date that aggregate term loan commitments have been drawn in full, which maturity dates may, in each case, be accelerated in certain circumstances.

        Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts in place that would protect us against changes in interest rates. There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms we can afford. For more information regarding our credit facilities, see "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

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

         Our operating results may fluctuate from quarter to quarter, which may be different from analysts' expectations and adversely affect our stock price.

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

        Our RealD Cinema Systems only work in theaters equipped with digital cinema projection systems, which enable 3D motion pictures to be delivered, stored and projected electronically, and our systems are not compatible with analog motion picture projectors. Motion picture exhibitors have been converting projectors from analog to digital cinema over the last several years, giving us the opportunity to deploy our RealD Cinema Systems. After motion picture exhibitors convert their projectors to digital cinema, they must install a polarization preserving screen and our RealD Cinema System to display motion pictures in RealD 3D. The conversion by motion picture exhibitors of their projectors and screens from analog to digital cinema requires significant expense. As of December 31, 2013, approximately 93% of domestic theater screens had converted to digital and approximately 78% of the international theater screens had been converted. We face a number of challenges with respect to the maturity of the domestic digital cinema market, including that the demand for new digital cinema screens has decreased significantly. Future growth in the domestic digital cinema market will depend on a number of factors, including the construction of new theaters, exhibitors choosing to deploy our RealD Cinema Systems versus competing or alternative technologies and our ability to maintain competitive pricing. In addition, if the market for digital cinema overseas develops more slowly than expected, or if the motion picture exhibitors we have agreements with delay or abandon the conversion of their theaters from analog theaters to digital, our ability to grow our revenue and our business could be adversely affected. While DCIP and Cinedigm financing provided funding for the digital conversion of domestic theater screens operated by many of our licensees, there has not yet been a similar effort to organize digital conversion in certain geographies outside North America. If the pace of digital conversion outside of the United States does not follow that which occurred inside the United States, our revenue may not grow or may decline, and our business could be adversely affected.

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

        We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 52% in fiscal 2014, 50% in fiscal 2013 and 49% in fiscal 2012. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D and other visual technologies in the motion picture and consumer electronics industries worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

  •
  difficulties in staffing and managing foreign and geographically dispersed operations;

  •
  imposition of differing labor laws and standards;

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

        Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we generally provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' customers. Most international motion picture exhibitors and some domestic motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. Any interruption in the supply of RealD eyewear from manufacturers, increase in shipping costs, logistics or recycling interruption, other disruption to our global supply chain or competitive pricing pressures could adversely affect our results of operations, financial condition, business and prospects. For example, in connection with major 3D motion picture releases and increased consumer demand, we have in the past exhausted our inventory of RealD eyewear and incurred increased shipping costs to accelerate delivery of new inventory.

         Our RealD 3D eyewear business model in North America relies on fees from motion picture studios for the usage of RealD eyewear by motion picture exhibitors' customers, and the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

        Our RealD eyewear is an integral part of our RealD Cinema Systems. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' customers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. Major motion picture studios could seek to change the 3D eyewear business model in North America to resemble the international model. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the domestic eyewear business model could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that profitability in our RealD eyewear business may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

         Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D and other visual technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

        The global economic environment since late 2008 has been volatile and continues to pose risks. The global economy could remain significantly challenged for an indeterminate period of time. Present economic conditions could lead to a decrease in discretionary consumer spending or consumer preference for lower-cost 2D motion pictures, resulting in lower motion picture box office revenue. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems or exhibit 3D motion pictures. Further, a decrease in discretionary consumer spending may adversely affect future demand for consumer electronics products that may use our 3D and other visual technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D and other visual technologies, any of which could cause our business, revenue and growth prospects to suffer.

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

         Our ability to use our net operating loss carryforwards to offset future taxable income could be subject to certain limitations if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.

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

        Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of March 31, 2014, we had foreign tax credit carryforwards of approximately $15.2 million for federal income tax purposes that begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.

         We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently implemented cost reduction plan.

        As the result of 3D box office performance of certain motion pictures due to consumer preferences and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, we implemented a plan during fiscal year 2014 to reduce the overall costs of our global operations while continuing to make significant research and development (R&D) investments and build the framework for our future growth. As part of our cost reduction plan, we reduced our staff by approximately 20%, re-scoped and made other changes to certain R&D projects, reduced general and administrative expenses and streamlined certain manufacturing operations. Our ability to achieve anticipated savings is dependent upon various future developments, some of which are beyond our control. We may also not realize, in full or in part, the anticipated benefits and savings from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience unanticipated and unforeseen changes to our business, we may face further cost reduction measures and/or reorganization activities in the future.

        In addition, part of our cost reduction plan involved an involuntary reduction in force. For our cost reduction plan to be successful while at the same time building a framework for future growth, we must continue to execute and deliver on our core business initiatives around the world with fewer human resources and losses of intellectual capital. We will need to manage complexities associated with a geographically diverse organization. We must also attract, retain and motivate key employees, including highly qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

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

        Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under our expanded credit facility. As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see "Non-U.S. GAAP discussion" under Item 7 in Part II.

         We face risks in conducting business in China, Russia and other emerging economies.

        We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, China and Russia are among the Company's largest and fastest growing market opportunities. As of March 31, 2014, our RealD Cinema Systems were deployed and operated in approximately 1,500 cinema screens in China and approximately 250 cinema screens in Russia, with an additional approximately 950 screens under contract within these markets. We believe that our sales of products and services in China, Russia and other emerging economies will expand in the future to the extent that the use of digital technologies increases in these countries, including in movies and theaters, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are more difficult to enforce as compared to the United States, Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

         Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

        We have built our business, in part, through acquisitions of intellectual property and other assets, including Stereographics in 2005 and ColorLink in 2007. We intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management's time and focus from operating our business, potentially have adverse effects on our existing business relationships and our key employees and involve risks associated with entering markets in which we have no or limited prior experience. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

        We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, any future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could materially harm our business and financial condition.

         We have incurred, and may continue to incur, increased costs and demands on our management as a result of complying with the laws and regulations affecting public companies.

        We have incurred, and may continue to incur, increased costs and demands on our management as a result of complying with the laws and regulations affecting public companies. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the SEC reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The increased costs associated with operating a public company may negatively affect our operating results and divert our management's attention from other business concerns.

         We face risks associated with international trade and currency exchange.

        We maintain sales, marketing and business operations in foreign countries. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies of our foreign business operations. Revenue from our foreign business operations in transactions denominated in local currencies, including the Chinese Yuan, are significant. While we may also derive revenue from our foreign business operations in transactions denominated in U.S. dollars, a substantial portion of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability. In addition, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business and results of operations.

Risks related to owning our common stock

         The price of our common stock may fluctuate significantly and you could lose all or part of your investment as a result.

        Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of June 4, 2014, our common stock has subsequently traded as high as $35.60 and as low as $6.41. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

        Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, including those factors listed in "—Risks related to our business and our industry" and the following:

  •
  our quarterly or annual earnings or those of our competitors;

  •
  the public's reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;

  •
  changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of our competitors;

  •
  investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management's attention and resources even if such litigation is without merit and regardless of the outcome of such litigation.

         Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

        As of March 31, 2014, we had 49,437,500 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

        In addition, as of March 31, 2014, there were 14,180,868 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 4,299,582 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

        In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

         Our co-founders, directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of March 31, 2014, our directors and executive officers, together with their affiliates, beneficially owned approximately 20% of our outstanding common stock, including approximately 13% beneficially owned by Michael V. Lewis, our Chairman and Chief Executive Officer.

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

        As a public company, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be unable to conclude that our internal control over financial reporting is effective. Any failure to develop or maintain effective controls or any difficulties encountered in our implementation of our internal control over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially cause the market price of our common stock to decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

         If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business or if they downgrade our stock, our stock price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Item 1B.    Unresolved staff comments

        None.

Item 2.    Properties

        Our principal properties as of March 31, 2014 are set forth below:

        Our corporate headquarters and principal operations are located in Beverly Hills, California, where we lease and occupy approximately 43,500 square feet. The term of our lease for our Beverly Hills corporate headquarters expires in August 2021, with an option to extend the term of the lease for one additional five-year period.

        We also have two facilities in Boulder, Colorado where we lease and occupy a total of approximately 93,700 square feet. The terms of these leases expire in August 2016 and June 2024. One of the leases has an option to extend for four additional five-year periods.

        We also have offices outside London in Hemel Hempstead and Oxford, United Kingdom where we lease and occupy a total of approximately 7,400 square feet. The term of one lease expires in January 2020 and the other is month-to-month.

        We also have offices in Tokyo, Japan where we lease and occupy approximately 1,400 square feet. The term of this lease expires in December 2015.

        We also have offices in Shanghai, China where we lease and occupy approximately 3,000 square feet. The term of this lease expires in January 2016.

        We also have offices in Beijing, China where we lease and occupy approximately 500 square feet. The term of this lease expires in December 2014.

        We also have offices in Wan Chai, Hong Kong where we lease and occupy approximately 200 square feet. The term of this lease expires in July 2015.

        We also have offices in Taipei, Taiwan where we lease and occupy approximately 200 square feet. The term of this lease expires in January 2015.

        We also have offices in Moscow, Russia where we lease and occupy approximately 1,500 square feet. The term of this lease expires in February 2015.

        We also have offices in Rio de Janeiro, Brazil where we lease and occupy approximately 500 square feet. The term of this lease expires in January 2017.

        We believe that our facilities are in good condition and generally suitable and adequate for our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Item 3.    Legal proceedings

        We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, antitrust, employment and other matters. Our management believes that losses in excess of the amounts accrued arising from such lawsuits are remote, but that litigation is necessarily uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management.

        In March 2014, we filed separate patent lawsuits in the United States District Court for the Central District of California against MasterImage 3D, Inc., et al., for its MI-Horizon 3D products, and against Volfoni Inc., et al., for its SmartCrystal Diamond product. These lawsuits contend that MasterImage 3D and Volfoni are infringing on RealD XL Cinema System intellectual property rights with their respective products. We are seeking damages and injunctive relief.

Item 4.    Mining safety disclosures

        Not applicable.

 PART II

Item 5.    Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities.

Market information and holders

        Our common stock is traded on the New York Stock Exchange under the symbol "RLD." The following table shows, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the New York Stock Exchange.

	Prices
	High	Low
Fiscal year ended March 31, 2014
First quarter	$15.58	$12.91
Second quarter	$13.98	$6.68
Third quarter	$9.34	$6.41
Fourth quarter	$11.88	$7.78
Fiscal year ended March 31, 2013
First quarter	$13.92	$10.92
Second quarter	$15.14	$8.92
Third quarter	$11.21	$8.80
Fourth quarter	$13.10	$10.59

        On May 28, 2014, the last reported sales price of our common stock on the New York Stock Exchange was $11.90 per share. According to the records of our transfer agent, we had 49,527,066 stockholders of record of our common stock on May 28, 2014. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

        Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inception to date. For the fiscal year ended March 31, 2014, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million. For the fiscal year ended March 31, 2013, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million.

Equity compensation plan information

        The following table summarizes our equity compensation plans as of March 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders approved by security holders (1)	9,881,286	$12.24	4,299,582
Equity compensation plans not approved by security holders not approved by security holders	—	—	—

Total	9,881,286	$12.24	4,299,582

(1)
The weighted average exercise price under column (b) with respect to equity compensation plans does not include shares issuable upon the vesting of outstanding restricted stock units which have no exercise price.

Comparison of stockholder return

        The performance graph presented below shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of RealD under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

        The following graph compares the cumulative total return for the period from July 16, 2010 (the date our common stock commenced trading on the New York Stock Exchange) to March 31, 2014 provided to stockholders on RealD Inc.'s common stock relative to the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Bloomberg Hollywood Reporter Index.

Comparison of Cumulative Total Return*
Among the NYSE Composite Index, the Russell 2000 Index
and the Bloomberg Hollywood Reporter Index

	7/16/10	9/10	12/10	3/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13	3/14
RealD Inc.	100.00	94.77	132.85	140.24	119.89	47.92	40.70	69.20	76.68	45.82	57.46	66.63	71.25	35.88	43.77	57.25
NYSE Composite Index	100.00	109.03	119.86	127.16	126.69	104.06	115.26	127.30	121.98	129.86	133.69	145.12	147.04	155.33	168.82	171.93
Russell 2000 Index	100.00	111.08	129.13	139.38	137.15	107.16	123.74	139.13	134.30	141.35	143.97	161.81	166.80	183.83	199.86	202.10
Bloomberg Hollywood Reporter Index	100.00	107.88	122.45	134.73	132.10	104.63	121.26	137.98	140.38	153.82	153.90	176.21	183.54	198.51	226.25	221.33

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

        The selected consolidated statement of operations data for the years ended March 31, 2014, March 31, 2013 and March 23, 2012 and the selected consolidated balance sheet data as of March 31, 2014 and March 31, 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods.

	Year ended
(in thousands, except per share data)	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010
Consolidated Statement of Operations Data:
Net revenue	$199,234	$215,552	$246,628	$246,136	$149,846
Cost of revenue	103,975	125,360	117,938	178,396	140,603
Gross margin	95,259	90,192	128,690	67,740	9,243
Operating expenses:
Research and development	19,685	19,454	16,500	15,582	11,021
Selling and marketing	27,137	25,266	27,682	24,139	16,811
General and administrative	50,596	47,830	42,189	35,835	15,638
Total operating expenses	97,418	92,550	86,371	75,556	43,470
Operating income (loss)	(2,159)	(2,358)	42,319	(7,816)	(34,227)
Interest expense, net	(2,255)	(1,483)	(971)	(919)	(1,730)
Other income (loss)	(679)	(982)	782	6,182	(1,112)
Income tax expense	6,117	5,064	5,105	4,272	2,680
Net income (loss)	(11,210)	(9,887)	37,025	(6,825)	(39,749)
Accretion of preferred stock	—	—	—	(4,934)	(12,372)
Net income (loss) attributable to RealD Inc. common stockholders	$(11,406)	$(9,690)	$36,869	$(12,289)	$(51,225)
Basic earnings (loss) per share of common stock (1)	$(0.23)	$(0.19)	$0.68	$(0.29)	$(2.09)
Diluted earnings (loss) per share of common stock (1)	$(0.23)	$(0.19)	$0.65	$(0.29)	$(2.09)
Shares used in computing basic earnings (loss) per share of common stock (1)	49,504	52,345	54,352	41,933	24,500
Shares used in computing diluted earnings (loss) per share of common stock (1)	49,504	52,345	56,852	41,933	24,500

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,800	$31,020	$24,894	$16,936	$13,134
Total assets	247,182	273,648	302,175	280,147	162,146
Total indebtedness (including short-term indebtedness)	36,250	47,500	25,000	2,310	31,396
Mandatorily redeemable convertible preferred stock	—	—	—	—	62,831
Total equity (deficit)	$150,834	$149,189	$197,606	$145,100	$(41,886)

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010
Consolidated Other Data:
Capital expenditures	$22,335	$34,290	$61,468	$102,643	$30,161
Depreciation and amortization	40,300	33,131	28,266	15,737	7,952
Adjusted EBITDA (2)	$65,122	$57,926	$96,598	$54,621	$16,644
Cash flows provided by (used in):
Operating activities	$35,700	$79,697	$43,001	$35,098	$15,135
Investing activities	(21,784)	(37,900)	(57,469)	(87,031)	(29,636)
Financing activities	$(16,283)	$(35,786)	$22,426	$55,735	$11,931

	Year ended
(approximate numbers)	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011	March 26, 2010
Number of RealD-enabled screens (at period end):
Total domestic RealD-enabled screens	13,400	12,800	11,700	8,700	3,400
Total international RealD-enabled screens	11,800	9,900	8,500	6,300	1,900

Total RealD-enabled screens	25,200	22,700	20,200	15,000	5,300
Number of locations with RealD-enabled screens (at period end):
Total locations with domestic RealD-enabled screens	3,000	2,800	2,600	2,300	1,800
Total locations with international RealD-enabled screens	2,900	2,700	2,500	2,200	1,200

Total locations with RealD-enabled screens	5,900	5,500	5,100	4,500	3,000

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

(2)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion" under Item 7 in Part II.

        Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Net income (loss)	$(11,210)	$(9,887)	$37,025

Add (deduct):
Interest expense, net	2,255	1,483	971
Income tax expense	6,117	5,064	5,105
Depreciation and amortization	40,300	33,131	28,266
Other (income) loss (1)	679	982	(782)
Share-based compensation expense (2)	17,741	18,474	15,744
Impairment of assets and intangibles (3)	4,522	8,679	10,269
Cost reduction plan (4)	4,718	—	—

Adjusted EBITDA (5)	$65,122	$57,926	$96,598

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

(4)
Expenses under our credit agreement with City National Bank (previously filed with the SEC) for the non-U.S. GAAP category "restructuring charges, severance costs and reserves" (also see the "Cost reduction plan" caption under Item 7 in Part II).

(5)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion" under Item 7 in Part II.

        We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA also aligns with the similarly titled definition in our Credit Agreement, dated as of April 19, 2012 (the "Credit Agreement"), with City National Bank, a national banking association ("City National"), and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

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

        Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under the Credit Agreement. As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

Item 7.    Management's discussion and analysis of financial condition and results of operations

        The following discussion should be read together with "Selected Financial Data" and our historical consolidated financial statements and accompanying notes, which are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See "Part I, Item 1A: Risk factors" and "Special note regarding forward-looking statements and other industry data" included elsewhere in this Annual Report on Form 10-K.

Overview

        We are a leading global licensor of 3D and other visual technologies. Our extensive intellectual property portfolio is used in applications that enable a premium viewing experience in the theater, the home and elsewhere. We license our RealD Cinema Systems to motion picture exhibitors that show 3D motion pictures and alternative 3D content. We also provide certain of our technologies to consumer electronics manufacturers and content distributors and will continue to leverage our extensive intellectual property portfolio to develop additional revenue opportunities.

        For financial reporting purposes, we currently have one reportable segment. We have three operating segments: cinema, consumer electronics and professional within which we market our various applications. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We aggregate our three operating segments into one reportable segment based on qualitative factors, including similar economic characteristics and the nature of the products and services. Our product portfolio is used in applications that enable a premium viewing experience across these segments. We currently generate substantially all of our revenue from the license of our RealD Cinema Systems and the use and sale of our eyewear.

        As the result of 3D box office performance of certain motion pictures due to consumer preferences and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, we recently implemented a plan to reduce overall costs of our global operations while continuing to make significant research and development (R&D) investments and build the framework for our future growth. As part of our cost reduction plan, we reduced our workforce by approximately 20%, re-scoped and made other changes to certain R&D projects, reduced general and administrative expenses and streamlined certain manufacturing operations. Termination and related charges are approximately $5.4 million. The total annual cost savings are estimated to be $15.0 million after the plan is fully implemented. As a result of our cost reduction plan, we began to reduce costs in fiscal year 2014 and plan to fully implement the remaining actions during fiscal year 2015. For more information regarding our cost reduction plan, see "Cost reduction plan" below.

Key business metrics

        Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

  •
  RealD box office.    Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens. Estimated international box office on RealD-enabled screens is the estimated 3D box office generated on RealD-enabled international screens. RealD's estimates of box office on RealD-enabled screens rely on box office tracking data. International box office reflects RealD's estimates of international box office generated on RealD-enabled screens in 19 foreign countries where box office tracking is available. RealD estimates these countries represent approximately 85% of RealD's international license revenues.

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

  •
  Adjusted EBITDA.    We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non-U.S. GAAP category "restructuring charges, severance costs and reserves." We do not consider the preceding adjustments to be indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see "Non-U.S. GAAP discussion."

        The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Year ended
(approximate numbers, in millions)	March 31, 2014	March 31, 2013	March 23, 2012
Estimated box office on RealD-enabled screens (generated during the period)
Estimated box office on RealD-enabled domestic screens	$1,255	$1,297	$1,424
Estimated box office on RealD-enabled international screens	1,421	1,602	1,595

Total estimated box office on RealD-enabled screens	$2,676	$2,899	$3,019

	Year ended
(approximate numbers)	March 31, 2014	March 31, 2013	March 23, 2012
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,400	12,800	11,700
Total international RealD-enabled screens	11,800	9,900	8,500

Total RealD-enabled screens	25,200	22,700	20,200
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	2,800	2,600
Total international locations with RealD-enabled screens	2,900	2,700	2,500

Total locations with RealD-enabled screens	5,900	5,500	5,100

Number of 3D motion pictures (released domestically during period)	35	35	36

        Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption "Non-U.S. GAAP discussion."

        Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under the Credit Agreement (see "Liquidity and capital resources" caption below). As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

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

Cinema

        The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. In 2013, 3D-enabled screens generated an estimated $7.3 billion in worldwide 3D box office (according to provisional figures from IHS), representing 21% of the $35 billion in total worldwide box office in 2013. In 2013, eight of the top 10 grossing films worldwide were exhibited in RealD 3D as compared to six of the top 10 grossing films worldwide in 2012. As of March 31, 2014, there were approximately 25,200 RealD-enabled screens worldwide as compared to approximately 22,700 RealD-enabled screens worldwide as of March 31, 2013, an increase of 2,500 RealD-enabled screens or 11%. Based on the slate announced by motion picture studios, we anticipate that approximately 29 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2015, including sequels to successful major motion picture franchises, such as Captain America, Rio, The Amazing Spider-Man, X-Men, How to Train Your Dragon, Transformers, The Hobbit and Madagascar.

Other technologies

        We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content.

Accounting period

        On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter ended December 31, 2012 of fiscal year 2013. As a result, the year ended March 31, 2014 is eight days shorter (2.1%) than the year ended March 31, 2013 and one day (0.0%) longer than the year ended March 23, 2012.

Key components of our results of operations

Revenue

        We derive substantially all of our revenue from the license of our RealD Cinema Systems and the use and sale of our RealD eyewear.

        We license our RealD Cinema Systems under multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. Our license agreements for our RealD Cinema Systems are typically structured on a per-admission, periodic fixed-fee or per-motion picture basis. Currently, our license revenue is derived principally on a per-admission basis.

        We generate product revenue from the distribution of RealD eyewear to motion picture studios and exhibitors worldwide. In the domestic market (the United States and Canada), we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of the admission fee or as a concession item.

        Our cinema business is tied directly to the release of 3D motion pictures. These motion pictures tend to be released based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures typically being released in the summer and early winter. We anticipate that approximately 29 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2015, including sequels to successful major motion picture franchises, such as Captain America, Rio, The Amazing Spider-Man, X-Men, How To Train Your Dragon, Transformers, The Hobbit and Madagascar.

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

        General and administrative.    General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, bad debt expense and public company costs. Additionally, general and administrative costs include sales, use, goods and services tax and value added tax (collectively, the "transaction taxes") as well as property taxes. For our U.S. and some of our international cinema license and product revenue, we absorb the majority of the transaction taxes.

Results of operations

        The following table sets forth our audited consolidated statements of operations and other data for each of the periods indicated:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Consolidated statements of operations data:
Total revenue	$199,234	$215,552	$246,628
Cost of revenue	103,975	125,360	117,938

Gross margin	95,259	90,192	128,690
Operating expenses:
Research and development	19,685	19,454	16,500
Selling and marketing	27,137	25,266	27,682
General and administrative	50,596	47,830	42,189

Total operating expenses	97,418	92,550	86,371

Operating income (loss)	(2,159)	(2,358)	42,319
Interest expense, net	(2,255)	(1,483)	(971)
Other income (loss)	(679)	(982)	782

Income (loss) before income taxes	(5,093)	(4,823)	42,130
Income tax expense	6,117	5,064	5,105

Net income (loss)	(11,210)	(9,887)	37,025
Net (income) loss attributable to noncontrolling interest	(196)	197	(156)

Net income (loss) attributable to RealD Inc. common stockholders	$(11,406)	$(9,690)	$36,869

Other data:
Adjusted EBITDA (1)	$65,122	$57,926	$96,598

(1)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion."

        The following table sets forth our consolidated statements of operations and other data as a percentage of net revenue for each of the periods indicated:

	Year ended
	March 31, 2014	March 31, 2013	March 23, 2012
Total revenue	100%	100%	100%
Cost of revenue	52.2	58.2	47.8

Gross margin	47.8	41.8	52.2
Operating expenses:
Research and development	9.9	9.0	6.7
Selling and marketing	13.6	11.7	11.2
General and administrative	25.4	22.2	17.1

Total operating expenses	48.9	42.9	35.0

Operating income (loss)	(1.1)	(1.1)	17.2
Interest expense, net	(1.1)	(0.7)	(0.4)
Other income (loss)	(0.3)	(0.5)	0.3

Income (loss) before income taxes	(2.5)	(2.2)	17.1
Income tax expense	3.1	2.3	2.1

Net income (loss)	(5.6)	(4.6)	15.0
Net (income) loss attributable to noncontrolling interest	(0.1)	0.1	(0.1)

Net income (loss) attributable to RealD Inc.
common stockholders	(5.7)%	(4.5)%	14.9%
Other data:
Adjusted EBITDA (1)	32.7%	26.9%	39.2%

(1)
For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see "Non-U.S. GAAP discussion."

        The following table sets forth share-based compensation and depreciation and amortization included in the above line items:

	Year Ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Share-based compensation
Cost of revenue	$865	$807	$458
Research and development	2,708	2,185	2,604
Selling and marketing	5,543	5,258	4,776
General and administrative	8,625	10,224	7,906

Total	$17,741	$18,474	$15,744

	Year Ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Depreciation and amortization
Cost of revenue	$34,218	$29,300	$25,948
Research and development	2,099	1,943	1,350
Selling and marketing	293	295	229
General and administrative	3,690	1,593	739

Total	$40,300	$33,131	$28,266

        In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue and other revenue).

Cost reduction plan

        During fiscal year 2014, we implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development investments and build the framework for our future growth. This cost reduction plan is primarily a response to the 3D box office performance of certain motion pictures due to consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, and the resulting impact on our financial results and operations. As a result of our cost reduction plan, we reduced our staff by approximately 20%, rescoped and made other changes to certain research and development projects, reduced general and administrative expenses and streamlined certain manufacturing operations. These actions are intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that will enable us to expand our visual technology product offerings.

        As a result of the reduction in workforce, we anticipate annual personnel and rent savings of approximately $9.5 million, which includes $6.7 million in salaries and benefits and $2.8 million in stock-based compensation. We currently anticipate these estimated annual savings to fully commence in the first quarter of fiscal year 2015. The following table summarizes the estimated savings in personnel costs and rent calculated from estimated costs for the 12 months ended October 31, 2014 as if the personnel and facility space continued in service:

	Estimated annual personnel and rent savings upon full implementation
(in thousands)	Salaries and Benefits	Stock-based compen- sation	Rent	Total
Cost of revenue	$1,372	$482	$44	$1,898
Research and development	1,416	316	—	1,732
Selling and marketing	1,950	1,642	—	3,592
General and administrative	1,940	393	—	2,333

Total	$6,678	$2,833	$44	$9,555

        The total annual cost savings are estimated to be $15.0 million, of which $9.5 million is attributable to personnel and rent savings and the remaining $5.5 million results from a variety of other business-related changes as described above. There is no guarantee that the planned savings will actually be achieved.

        An element of the cost reduction plan is to reduce our workforce by approximately 20%, resulting in termination and related charges of approximately $5.3 million. Further, we expect to incur approximately $0.6 million in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in our operations. Therefore, the total charges associated with the cost reduction plan currently are estimated to be approximately $5.9 million. The following table summarizes the actual fiscal year 2014 and currently estimated charges resulting from implementation of the cost reduction plan:

	Fiscal year ended March 31, 2014
(in thousands)	Personnel	Leasehold	Total
Cost of revenue	$835	$13	$848
Research and development	757	—	757
Selling and marketing	1,830	—	1,830
General and administrative	1,206	77	1,283

Total FY2014 Actual	$4,628	$90	$4,718

	Estimated fiscal year ended March 31, 2015
	Personnel	Leasehold	Total
Cost of revenue	$—	$380	$380
Research and development	—	—	—
Selling and marketing	—	—	—
General and administrative	656	123	779

Total FY2015 Estimate	$656	$503	$1,159

Estimated FY2014 Plus FY2015	$5,284	$593	$5,877

        The following table summarizes the actual and estimated activity resulting from implementation of the cost reduction plan with accrued expenses and other liabilities:

	Cost reduction plan liabilities
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of April 1, 2013	$—	$—	$—
Charges	4,628	90	4,718
(Payments)	(3,212)	(90)	(3,302)

Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	656	503	1,159
(Payments)	(1,760)	(324)	(2,084)

Cost reduction plan liabilities as of March 31, 2015	$312	$179	$491
Charges	—	—	—
(Payments)	(312)	(134)	(446)

Cost reduction plan liabilities as of March 31, 2016	$—	$45	$45
Charges	—	—	—
(Payments)	—	(45)	(45)

Cost reduction plan liabilities as of March 31, 2017	$—	$—	$—

        We initiated most of the above-noted cost reduction actions by the end of fiscal year 2014. Leasehold improvements at the existing manufacturing facility were fully impaired for a $0.1 million charge to cost of revenue. Capital expenditures for leasehold improvements, net of landlord allowance, are estimated to total $0.3 million during the next two quarters for the relocated manufacturing operations. The resultant estimated annual effect on cost of revenue through June 30, 2024 is insignificant. Certain office space includes approximately $7.0 million in leasehold improvements within fixed assets, which could become subject to an impairment assessment upon a future change in circumstances.

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

Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013

Revenue

        For the fiscal year ended March 31, 2014, total revenue decreased $16.3 million to $199.2 million compared to $215.6 million for the fiscal year ended March 31, 2013.

	Year ended
	March 31, 2014		March 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total	Amount change	Percentage change
Revenue:
License revenue
Domestic	$49,289	25%	$56,210	26%	$(6,921)	(12)%
International	83,223	42%	81,542	38%	1,681	2%

Total license revenue	$132,512	67%	$137,752	64%	$(5,240)	(4)%
Product and other
Domestic	$46,870	23%	$50,769	23%	$(3,899)	(8)%
International	19,852	10%	27,031	13%	(7,179)	(27)%

Total product and other revenue	$66,722	33%	$77,800	36%	$(11,078)	(14)%

Total revenue	$199,234	100%	$215,552	100%	$(16,318)	(8)%

Other data:
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,400	53%	12,800	56%	600	5%
Total international RealD-enabled screens	11,800	47%	9,900	44%	1,900	19%

Total RealD-enabled screens	25,200	100%	22,700	100%	2,500	11%
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	51%	2,800	51%	200	7%
Total international locations with RealD-enabled screens	2,900	49%	2,700	49%	200	7%

Total locations with RealD-enabled screens	5,900	100%	5,500	100%	400	7%
Number of 3D motion pictures (released domestically during period)	35		35

        The decrease in total revenue during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was primarily due to a decrease in license revenues resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 52% of total revenue for the fiscal year ended March 31, 2014 as compared to 50% for the fiscal year ended March 31, 2013. The overall decrease in revenues attributable to international markets was driven primarily by a decrease in sales of RealD eyewear.

        For the fiscal year ended March 31, 2014, there were 30 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the fiscal year ended March 31, 2014 included the following: Iron Man 3 ($9.2 million), Gravity ($8.9 million), The Hobbit 2: The Desolation of Smaug ($7.4 million), Frozen ($5.6 million), Monsters University ($4.8 million), Man of Steel ($4.4 million), Thor: The Dark World ($4.1 million), World War Z ($3.8 million), Star Trek 2: Into Darkness ($3.5 million) and Despicable Me 2 ($3.4 million).

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

        License revenues comprised 67% and 64% of total revenue for the fiscal years ended March 31, 2014 and March 31, 2013, respectively. International license revenues comprised 63% and 59% of our license revenues for the fiscal years ended March 31, 2014 and March 31, 2013, respectively.

        The decrease in our product and other revenue in the fiscal year ended March 31, 2014, as compared to the fiscal year ended March 31, 2013, was primarily a result of a decrease in the volume of eyewear consumed or sold to our domestic and international markets and a decrease in the average revenue per unit. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product and other revenues comprised of $19.9 million, or 30% and $27.0 million, or 35% of total product and other revenues for the fiscal years ended March 31, 2014 and March 31, 2013, respectively. International product and other revenues were 24% of international license revenue for the fiscal year ended March 31, 2014 as compared to 33% for the fiscal year ended March 31, 2013.

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

Cost of revenue

	Year ended
	March 31, 2014		March 31, 2013
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount change	Percentage change
Revenue:
License revenue	$132,512	67%	$137,752	64%	$(5,240)	(4)%
Product and other	66,722	33%	77,800	36%	(11,078)	(14)%

Total revenue	$199,234	100%	$215,552	100%	$(16,318)	(8)%
Cost of revenue:
License	$45,364	34%	$47,243	34%	$(1,879)	(4)%
Product and other	58,611	88%	78,117	100%	(19,506)	(25)%

Total cost of revenue	$103,975	52%	$125,360	58%	$(21,385)	(17)%
Gross profit:
License	$87,148	66%	$90,509	66%	$(3,361)	(4)%
Product and other	8,111	12%	(317)	0%	8,428	(2,659)%

Total gross profit	$95,259	48%	$90,192	42%	$5,067	6%

        For the fiscal year ended March 31, 2014, our cost of revenue decreased primarily due to the costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear in our domestic markets, and freight charges related to international expansion. Cost of revenue decreased, as a percentage of revenue, to 52% for the fiscal year ended March 31, 2014, as compared to 58% for the fiscal year ended March 31, 2013 due to a reduction in license revenues as well as costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear. The percentage of usage of recycled eyewear may continue to decrease in future periods resulting in lower gross profit and gross margin.

        License cost of revenue decreased $1.9 million to $45.4 million for the fiscal year ended March 31, 2014 compared to $47.2 million for the fiscal year ended March 31, 2013 primarily as a result of a $3.8 million decrease in impairment expense, $1.8 million decrease in obsolete inventory expense, partially offset by $0.9 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales is depreciation expense of $32.9 million and $29.0 million for the fiscal years ended March 31, 2014 and March 31, 2013, respectively. Depreciation expense as a percentage of net license revenue increased to 25% for the fiscal year ended March 31, 2014 from 21% for the fiscal year ended March 31, 2013.

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

        Product and other gross profit increased $8.4 million to a gross profit of $8.1 million for the fiscal year ended March 31, 2014 as compared to a gross loss of $0.3 million for the fiscal year ended March 31, 2013. The increase in our product and other gross profit was primarily a result of a reduction of average eyewear cost per unit expensed and partially offset by a reduction of average eyewear revenue per unit sold. Product and other gross margin increased to 12% for the fiscal year ended March 31, 2014 as compared to negative 0.4% for the fiscal year ended March 31, 2013.

        Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $6.7 million for the fiscal year ended March 31, 2014 and $6.2 million for the fiscal year ended March 31, 2013, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.

        Our cost of revenue as a percentage of net revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of license and product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources, impairment charges and the percentage of usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and 3D motion picture attendance increase, our total cost of revenue may increase.

Operating expenses

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	Amount change	Percentage change
Research and development	$19,685	$19,454	$231	1%
Selling and marketing	27,137	25,266	1,871	7%
General and administrative	50,596	47,830	2,766	6%

Total operating expenses	$97,418	$92,550	$4,868	5%

        Research and development.    Our research and development expenses increased primarily due to a $1.0 million increase in personnel costs, a $0.4 million increase in depreciation and amortization expense, a $0.2 million increase in rent expense, partially offset by a $1.2 million decrease in engineering and prototype expenses and a $0.1 million decrease in outside services and professional services fees in the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013. The change in personnel costs includes a $0.5 million increase in stock-based compensation expense and a $0.5 million increase in salaries and benefits expense. We expect to continue to support our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants, and prototype and materials costs, as well as for continued investment in our cinema business.

        Selling and marketing.    Our selling and marketing expenses increased primarily due to a $3.3 million increase in personnel costs and partially offset by a $1.5 million decrease in advertising expenses. The change in personnel costs includes a $1.2 million increase in salaries and benefits and a $1.8 million increase in severance as a result of the cost reduction plan. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

        General and administrative.    Our general and administrative expenses increased primarily due to a $2.1 million increase in depreciation and amortization expense, a $0.8 million increase in bad debt expense, a $0.6 million increase in rent expenses and a $0.5 million increase in outside services and professional services fees. The increases were partially offset by a $0.3 million decrease in personnel costs. The decrease in personnel costs includes a decrease of $1.6 million in stock based compensation as a result of the cost reduction plan, partially offset by an increase in salaries and benefits of $1.3 million. Sales and use tax and value added tax expense increased $0.5 million to $4.5 million for the fiscal year ended March 31, 2014 as compared to $4.0 million for the fiscal year ended March 31, 2013, primarily due to the increase in international revenue. Property tax decreased $1.7 million due to the release of accrued property tax for certain prior years that were not paid, but for which the statutes of limitations in various jurisdictions have expired. We expect to incur less general and administrative expenses primarily from reduced headcount and the associated personnel costs.

        Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

        Interest expense, net.    Net interest expense for the fiscal years ended March 31, 2014 and March 31, 2013 was $2.3 million and $1.5 million, respectively. Our interest expense increased primarily due to increased amount of borrowings under our Credit Agreement.

        Other income (loss).    Other income (loss) was a loss of $0.7 million for the year ended March 31, 2014 as compared to a loss of $1.0 million for the year ended March 31, 2013. Other income (loss) decreased primarily due foreign exchange transaction losses related to our operations from international territories.

        Income tax.    Our income tax expense was $6.1 million for the fiscal year ended March 31, 2014 as compared to $5.1 million for the fiscal year ended March 31, 2013; the increase is due to increased foreign income tax expense. We expect to incur an increasing amount of income tax expenses that relate to state income tax and international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Fiscal year ended March 31, 2013 compared to fiscal year ended March 23, 2012

Revenue

        For the fiscal year ended March 31, 2013, total revenue decreased $31.1 million to $215.6 million compared to $246.6 million for the fiscal year ended March 23, 2012.

	Year ended
(in thousands)	March 31, 2013	March 23, 2012	Amount change	Percentage change
Revenue:
License revenue	$137,752	$147,801	$(10,049)	(7)%
Product and other	77,800	98,827	(21,027)	(21)%

Total revenue	$215,552	$246,628	$(31,076)	(13)%

Other data:
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	12,800	11,700	1,100	9%
Total international RealD-enabled screens	9,900	8,500	1,400	16%

Total RealD-enabled screens	22,700	20,200	2,500	12%
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	2,800	2,600	200	8%
Total international locations with RealD-enabled screens	2,700	2,500	200	8%

Total locations with RealD-enabled screens	5,500	5,100	400	8%
Number of 3D motion pictures (released domestically during period)	35	36	(1)	(3)%

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

        Film amortization costs included in product and other cost of revenue related to Carmen 3D and Madam Butterfly in 3D. Film amortization costs were zero for the year ended March 31, 2013 and $2.8 million for the year ended March 23, 2012.

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

Seasonality and quarterly performance

        Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer and early winter holiday periods generally will tend to show stronger box office performance and higher revenues due to the summer and holiday movie-going season, when many of the largest grossing films in any given year are typically released. By comparison the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in this seasonal period. We expect to experience seasonal fluctuations in results of operations as a result of these trends. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of other factors in addition to these seasonal trends, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part I, Item 1A above under the caption "Risk factors."

Liquidity and capital resources

        Since our inception and through March 31, 2014, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our previous credit facility agreement and our current Credit Agreement with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.

        Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected revenue generated from the 3D motion pictures shown on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by an increase in working capital requirements associated with installing new RealD Cinema Systems, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, including system upgrades and replacements, changes in product offerings and new technology, we expect to supplement our liquidity needs primarily with borrowings under our Credit Agreement described below.

        On April 19, 2012, we entered into the Credit Agreement with City National pursuant to which the lenders thereunder made available to us:

  •
  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $75 million (the "Revolving Facility") with a 0.25% commitment fee on the unused revolving balance; and

  •
  a delayed-draw term loan facility in a maximum amount not to exceed $50 million (the "Term Loan Facility") with a 0.375% commitment fee on the unused term loan during the term loan availability period, which expired during the second quarter of fiscal year 2014. During the first quarter of fiscal year 2013, we borrowed $25 million under the Term Loan Facility, resulting in $25 million being available for future draws. During the second quarter of fiscal 2014, we borrowed an additional $25 million, fully drawing down the Term Loan Facility. During the second quarter of fiscal 2013, we repaid $12.5 million of the Term Loan Facility. On December 31, 2013, we commenced the first of 12 quarterly installments of $3.1 million to pay off the Term Loan Facility by September 30, 2016.

        The Revolving Facility and the Term Loan Facility replaced existing revolving and term loan facilities provided under our pre-existing credit and security agreement with City National, which had been most recently amended on December 6, 2011.

        We may borrow additional amounts under our Credit Agreement facility to fund various growth initiatives, potentially including accelerated research and product development, acquisitions and capital expenditures. We may maintain a certain amount of indebtedness on an ongoing basis. Our obligations under our Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink and Stereographics. In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the "Guaranty") in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents. In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents. In January 2013, we formed a subsidiary, DDMG Acquisition Co., LLC, or DDMG, to acquire a portfolio of 2D-to-3D conversion patents from Digital Domain Media Holdings and, as of the closing of that transaction, DDMG also became a guarantor under our Credit Agreement.

        The Revolving Facility matures on April 17, 2015 with $5.0 million drawn as of March 31, 2014. Through March 31, 2014, the aggregate Term Loan Facility commitment of $50 million had been drawn in full and $18.8 million had been repaid, resulting in an outstanding balance of $31.3 million to be repaid in 10 remaining quarterly installments of $3.1 million through September 30, 2016. The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate ("LIBOR") plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at one and one-half percent (1.5%) plus the greatest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus 1.00%. Under the Credit Agreement, our business will be subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of

March 31, 2014, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable. The "Cost reduction plan" (under separate caption in Footnote 5) does not result in lack of compliance with these covenants.

        As of March 31, 2014, our primary sources of liquidity were our cash and cash equivalents of $28.8 million and funds available to use under the Credit Agreement consisting of the Revolving Facility of up to $75.0 million. No further draws remain on the Term Loan Facility. See "Part I, Item 1A: "Risk factors—Risks related to owning our common stock—Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well."

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

        The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Operating activities	$35,700	$79,697	$43,001
Investing activities	(21,784)	(37,900)	(57,469)
Financing activities	$(16,283)	$(35,786)	$22,426

Cash flow from operating activities

        The fiscal year ended March 31, 2014 includes payments discussed under the caption "Cost reduction plan".

        Net cash inflows from operating activities during the fiscal year ended March 31, 2014 primarily resulted from net-loss adjusted for non-cash items and decrease in inventories, partially offset by an increase in accounts receivable, a decrease in accounts payable and accrued expenses. The decrease in inventory is primarily due to the decreased volume of inventory purchases and usage of existing inventories. The increase in accounts receivable was related to the timing of customer collections and vendor payments. The decrease in accounts payable and accrued expenses were due to decreased business activities, resulting in reduced amounts due to vendors and compensation payable to employees.

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

Cash flow from investing activities

        For fiscal years 2014, 2013 and 2012, cash outflows for investing activities is primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. Capital expenditures were $22.3 million for the fiscal year ended March 31, 2014, $34.3 million for the fiscal year ended March 31, 2013 and $61.5 million for the fiscal year ended March 23, 2012. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.

        In the fiscal year ended March 31, 2013, we purchased a portfolio of 2D-to-3D conversion patents in the amount of $6.1 million and may consider future purchases of intangible assets, acquisitions or other investing activities.

        In the fiscal year ended March 31, 2014, we received proceeds of $0.6 million as a result of the sale of fixed assets and digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 31, 2013, we received proceeds of $2.5 million as a result of the sale of digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 23, 2012, we received proceeds of $4.0 million as a result of the sale of digital projectors to certain of our motion picture exhibitors.

Cash flow from financing activities

        Net cash outflows from financing activities for the year ended March 31, 2014 primarily resulted from $48.8 million of repayments to the Credit Agreement and $7.5 million of stock repurchases, partially offset by $37.5 million of proceeds from the Credit Agreement and $2.5 million proceeds from issuance of stock option exercises and employee stock purchases.

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

        Proceeds from employee stock option exercises and employee stock purchase plan were $2.5 million, $4.3 million and $1.0 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively. There were no proceeds from the exercise of warrants in our common stock for the fiscal year ended March 31, 2014 and March 31, 2013, respectively. Proceeds from the exercise of warrants in our common stock were $0.3 million for the fiscal year ended March 23, 2012. From time to time, we expect to receive cash from the exercise of employee stock options and warrants and our employee stock purchase plan of our common stock. Proceeds from the exercise of employee stock options and warrants outstanding and employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

        Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $68.0 million inception to date. For the fiscal year ended March 31, 2014, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million. For the fiscal year ended March 31, 2013, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million.

        See "Part I, Item 1A: "Risk factors—Risks related to owning our common stock—Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well."

Contractual obligations and commitments

        The following table sets forth our contractual obligations and commitments as of March 31, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Secured credit facilities (1)	$36,250	$12,500	$23,750	$—	$—
Operating lease obligations (2)	37,412	7,260	8,155	7,850	14,147
Purchase obligations (3)	8,012	8,012	—	—	—

Total	$81,674	$27,772	$31,905	$7,850	$14,147

(1)
See Note 6, "Borrowings" to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Includes estimated interest payments related to the Credit Facility.

(2)
See Note 7, "Commitments and contingencies," to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(3)
Consists of contractual purchase obligations with certain of our vendors, including some revolving 90-day supply commitments.

Off-balance sheet arrangements

        We had no off-balance sheet arrangements as of March 31, 2014. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Non-U.S. GAAP discussion

        In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non-U.S. GAAP category "restructuring charges, severance costs and reserves". We do not consider the preceding adjustments to be indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items.

        Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Net income (loss)	$(11,210)	$(9,887)	$37,025

Add (deduct):
Interest expense, net	2,255	1,483	971
Income tax expense	6,117	5,064	5,105
Depreciation and amortization	40,300	33,131	28,266
Other (income) loss (1)	679	982	(782)
Share-based compensation expense (2)	17,741	18,474	15,744
Impairment of assets and intangibles (3)	4,522	8,679	10,269
Cost reduction plan (4)	4,718	—	—

Adjusted EBITDA (5)	$65,122	$57,926	$96,598

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

(4)
Expenses under our Credit Agreement for the non-U.S. GAAP category "restructuring charges, severance costs and reserves" (also see the "Cost reduction plan" caption above).

(5)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see the entirety of this "Non-U.S. GAAP discussion".

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

        License revenue.    License revenue is accounted for as an operating lease. License revenue is primarily derived under a per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor's consumers. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee's admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee's admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee's recent payment history.

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

  •
  The inventory cost is expensed on a straight-line basis over an estimated usage period beginning with initial usage of the eyewear shipped. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture's opening release date, a 3D motion picture's expected release period, the number of currently playing 3D motion pictures, and the motion picture exhibitor's buying and stocking patterns and practices.

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

Deferred tax asset valuation and tax exposures

        In preparing our consolidated financial statements, we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences, including the timing of recognition of share-based compensation expense, result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we have established a valuation allowance. We assess realization of our deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by us includes, but is not limited to, our historic operating results, projected future operating results, reversing temporary differences, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carry-back and carry-forward strategies. As of March 31, 2014, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

        In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate)as a Benchmark Interest Rate for Hedge Accounting Purposes". The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment as of our 2015 fiscal year. The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision. We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", effective for RealD as of April 1, 2017 (the first quarter of fiscal year 2018). The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The new Topic 606 does not apply to lease contracts within the scope of Topic 840 leases. The objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

        Short-term investments are considered cash equivalents and can consist of money market funds and brokerage accounts. At March 31, 2014, we had cash and cash equivalents of $28.8 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

        The Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate ("LIBOR") plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus one percent (1.00%), plus one and one-half percent (1.50%). Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of March 31, 2014, we had $36.3 million in borrowings outstanding under the Credit Agreement which bear interest at approximately 2.88%.

Foreign currency risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenue has generally been denominated in U.S. dollars, and a significant portion of our current revenue continues to be denominated in U.S. dollars; however, we expect an increasing portion of our future revenue and operating expenses to be denominated in currencies other than the U.S. dollar, primarily the Euro, British pound sterling, Canadian dollar, Latin American currencies, Russian Ruble, Japanese Yen, Chinese Yuan and Hong Kong Dollar. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

        We had outstanding forward contracts based in British pound sterling and the Euro with notional amounts totaling $0.4 million as of March 31, 2014 and $5.8 million as of March 31, 2013. The net gain (loss) related to the change in fair value of our foreign currency forward contracts was not significant for the years ended March 31, 2014, March 31, 2013 and March 23, 2012. With regard to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on March 31, 2014 would result in a $0.1 million reduction in fair value of these forward contracts and a corresponding foreign currency loss of approximately $0.1 million. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

        As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. As our international operations grow, we expect to conduct more of our business in currencies other than the U.S. dollar, thereby increasing risks associated with fluctuation in currency rates. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. As our exposure to currency risks grows, we will continue to reassess our risk management.

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

Item 8.    Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited the accompanying consolidated balance sheets of RealD Inc. (the "Company") as of March 31, 2014 and March 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), statement of changes in equity (deficit) and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealD Inc. at March 31, 2014 and March 31, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealD Inc.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 4, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 4, 2014

RealD Inc.

Consolidated balance sheets

(in thousands, except per share data)

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$28,800	$31,020
Accounts receivable, net	48,422	45,472
Inventories	9,109	15,430
Deferred costs—eyewear	149	538
Prepaid expenses and other current assets	5,197	3,973

Total current assets	91,677	96,433
Property and equipment, net	22,491	25,002
Cinema systems, net	106,735	125,379
Digital projectors, net-held for sale	57	728
Goodwill	10,657	10,657
Other intangibles, net	6,154	7,417
Deferred income taxes	4,571	3,001
Other assets	4,840	5,031

Total assets	$247,182	$273,648

Liabilities and equity
Current liabilities:
Accounts payable	$12,470	$22,737
Accrued expenses and other liabilities	21,896	25,013
Deferred revenue	8,143	9,916
Income taxes payable	1,790	603
Deferred income taxes	4,288	2,860
Current portion of Credit Agreement	12,500	1,042

Total current liabilities	61,087	62,171
Credit Agreement, net of current portion	23,750	46,458
Deferred revenue, net of current portion	6,465	10,392
Other long-term liabilities, customer deposits and virtual print fee liability	5,046	5,438

Total liabilities	96,348	124,459
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 49,438 and 49,365 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively	352,913	332,694
Accumulated deficit	(201,763)	(182,846)
Accumulated other comprehensive income	262	115

Total RealD Inc. stockholders' equity	151,412	149,963
Noncontrolling interest	(578)	(774)

Total equity	150,834	149,189

Total liabilities and equity	$247,182	$273,648

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of operations

(in thousands, except per share data)

	Year ended
	March 31, 2014	March 31, 2013	March 23, 2012
Revenue:
License	$132,512	$137,752	$147,801
Product and other	66,722	77,800	98,827

Total revenue	199,234	215,552	246,628
Cost of revenue:
License	45,364	47,243	39,801
Product and other	58,611	78,117	78,137

Total cost of revenue	103,975	125,360	117,938
Gross profit	95,259	90,192	128,690
Operating expenses:
Research and development	19,685	19,454	16,500
Selling and marketing	27,137	25,266	27,682
General and administrative	50,596	47,830	42,189

Total operating expenses	97,418	92,550	86,371

Operating income (loss)	(2,159)	(2,358)	42,319
Interest expense, net	(2,255)	(1,483)	(971)
Other income (loss)	(679)	(982)	782

Income (loss) before income taxes	(5,093)	(4,823)	42,130
Income tax expense	6,117	5,064	5,105

Net income (loss)	(11,210)	(9,887)	37,025
Net (income) loss attributable to noncontrolling interest	(196)	197	(156)

Net income (loss) attributable to RealD Inc. common stockholders	$(11,406)	$(9,690)	$36,869

Earnings (loss) per common share:
Basic	$(0.23)	$(0.19)	$0.68
Diluted	$(0.23)	$(0.19)	$0.65
Shares used in computing earnings per common share:
Basic	49,504	52,345	54,352
Diluted	49,504	52,345	56,852

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of comprehensive income (loss)

(in thousands, except per share data)

	Year ended
	March 31, 2014	March 31, 2013	March 23, 2012
Net income (loss)	$(11,210)	$(9,887)	$37,025
Other Comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation gains	147	115	—

Other comprehensive income, net of tax	147	115	—

Comprehensive income (loss)	$(11,063)	$(9,772)	$37,025

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of changes in equity (deficit)

(in thousands, except share data)

	Equity (Deficit)
	Common stock		Accumulated other comprehensive loss
				Accumulated deficit	Noncontrolling interest	Total equity (deficit)
	Shares	Amount
Balance, March 25, 2011	53,569,531	$292,904	$—	$(149,580)	$1,776	$145,100
Share-based compensation	—	15,744	—	—	—	15,744
Exercise of stock options	257,354	972	—	—	—	972
Exercise of motion picture exhibitor options	407,593	3	—	—	—	3
Exercise of warrants	326,700	271	—	—	—	271
Noncontrolling interest distribution	—	—	—	—	(1,509)	(1,509)
Net income	—	—	—	36,869	156	37,025

Balance, March 23, 2012	54,561,178	$309,894	$—	$(112,711)	$423	$197,606
Share-based compensation	—	18,474	—	—	—	18,474
Exercise of stock options	543,797	3,516	—	—	—	3,516
Issuance of common stock in connection with restricted stock units	80,781	—	—	—	—	—
Purchase and distribution of stock under employee stock purchase plan	107,108	810	—	—	—	810
Repurchases of common stock	(5,927,729)	—	—	(60,445)	—	(60,445)
Other comprehensive loss, net of tax	—	—	115	—	—	115
Noncontrolling interest distribution	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(9,690)	(197)	(9,887)

Balance, March 31, 2013	49,365,135	$332,694	$115	$(182,846)	$(774)	$149,189
Share-based compensation	—	17,741	—	—	—	17,741
Exercise of stock options	614,448	2,003	—	—	—	2,003
Issuance of common stock in connection with restricted stock units	50,058	—	—	—	—	—
Purchase and distribution of stock under employee stock purchase plan	79,856	475	—	—	—	475
Repurchases of common stock	(671,997)	—	—	(7,511)	—	(7,511)
Other comprehensive loss, net of tax	—	—	147	—	—	147
Net loss	—	—	—	(11,406)	196	(11,210)

Balance, March 31, 2014	49,437,500	$352,913	$262	$(201,763)	$(578)	$150,834

See accompanying notes to consolidated financial statements

RealD Inc.

Consolidated statements of cash flows

(in thousands)

	Year ended
	March 31, 2014	March 31, 2013	March 23, 2012
Cash flows from operating activities
Net income (loss)	$(11,210)	$(9,887)	$37,025
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,300	33,131	28,266
Deferred income tax	(142)	(241)	38
Non-cash interest expense	529	483	151
Non-cash stock compensation	17,741	18,474	15,744
(Gain) Loss on disposal of property and equipment	307	44	(1,290)
Impairment of long-lived assets	4,522	8,679	10,269
Changes in operating assets and liabilities:
Accounts receivable	(2,950)	11,266	(6,062)
Inventories	6,321	25,147	14,394
Prepaid expenses and other current assets	(1,611)	(954)	(896)
Deferred costs—eyewear	389	394	(883)
Other assets	191	(590)	(1,528)
Accounts payable	(10,308)	125	(36,916)
Accrued expenses and other liabilities	(3,646)	(7,790)	(11,399)
Other long-term liabilities, customer deposits and virtual print fee liability	(610)	2,747	1,989
Income taxes receivable/payable	1,574	(518)	1,260
Deferred revenue	(5,697)	(813)	(7,161)

Net cash provided by operating activities	35,700	79,697	43,001
Cash flows from investing activities
Purchases of property and equipment	(4,285)	(16,169)	(8,760)
Purchases of cinema systems and related components	(18,050)	(18,121)	(52,708)
Purchases of intangible assets	—	(6,084)	—
Proceeds from sale of fixed assets	551	2,474	3,999

Net cash used in investing activities	(21,784)	(37,900)	(57,469)
Cash flows from financing activities
Noncontrolling interest distribution	—	(1,000)	(1,509)
Payments of debt issuance costs	—	(1,167)	—
Repayments of long-term debt	—	—	(2,311)
Proceeds from credit facility	37,500	60,000	30,000
Repayments on credit facility	(48,750)	(37,500)	(5,000)
Proceeds from exercise of stock options	2,003	3,516	972
Proceeds from issuance of common stock pursuant to employee stock purchase plan	475	810	—
Proceeds from exercise of warrants	—	—	271
Proceeds from exercise of motion picture exhibitor options	—	—	3
Purchases of treasury stock	(7,511)	(60,445)	—

Net cash provided (used) by financing activities	(16,283)	(35,786)	22,426

Effect of currency exchange rate changes on cash and cash equivalents	147	115	—
Net increase (decrease) in cash and cash equivalents	(2,220)	6,126	7,958
Cash and cash equivalents, beginning of year	31,020	24,894	16,936

Cash and cash equivalents, end of year	$28,800	$31,020	$24,894

Supplemental disclosures of cash flow information
Cash payments for income taxes	872	1,967	1,060
Cash payments for interest expense	1,726	1,000	820
Accounts receivable for sale of digital projectors	$—	$—	$2,474

See accompanying notes to consolidated financial statements

RealD Inc.

Notes to consolidated financial statements

1. Business and basis of presentation

        RealD Inc., including its subsidiaries ("RealD"), is a leading global licensor of 3D and other visual technologies.

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

2. Summary of significant accounting policies

Accounting period

        On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter ended December 31, 2012 of fiscal year 2013. As a result, the year ended March 31, 2014 is eight days shorter (2.1%) than the year ended March 31, 2013 and one day (0.0%) longer than the year ended March 23, 2012.

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

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        The calculation of the basic and diluted earnings (loss) per share of common stock for the years ended March 31, 2014, March 31, 2013 and March 23, 2012 was as follows:

	Year ended
(in thousands, except per share data)	March 31, 2014	March 31, 2013	March 23, 2012
Numerator:
Net income (loss)	$(11,210)	$(9,887)	$37,025
Net (income) loss attributable to noncontrolling interest	(196)	197	(156)

Net income (loss) attributable to RealD Inc. common stockholders	$(11,406)	$(9,690)	$36,869
Denominator:
Weighted-average common shares outstanding (basic)	49,504	52,345	54,352
Effect of dilutive securities	—	—	2,500

Weighted-average common shares outstanding (diluted)	49,504	52,345	56,852
Earnings (loss) per common share:
Basic	$(0.23)	$(0.19)	$0.68
Diluted	$(0.23)	$(0.19)	$0.65

        Due to the loss attributable to RealD Inc. common stockholders in the years ended March 31, 2014 and March 31, 2013, basic earnings (loss) per common share and diluted earnings (loss) per common share are the same as the effect of potentially dilutive securities would be anti-dilutive.

        The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the years ended March 31, 2014, March 31, 2013 and March 23, 2012 was as follows:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Options and warrants to purchase common stock	9,299	8,441	3,899
Conversion of convertible preferred stock	—	—	—

Total	9,299	8,441	3,899

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

        As of March 31, 2014 and March 31, 2013, the fair values of our derivative instruments that were carried at fair value on a recurring basis were not significant.

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

        We purchase foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. We had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $0.4 million as of March 31, 2014. We had outstanding forward contracts based in British pound sterling, Euro and Canadian dollar with notional amounts totaling $5.8 million as of March 31, 2013. As of March 31, 2014 and March 31, 2013, the carrying amount of our foreign currency forward contracts was not significant and was classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data. For all periods presented, the net realized and unrealized gains and losses related to forward contracts were not significant.

Marketable securities

        We classify unrealized gains and losses on marketable securities reported as a component of accumulated other comprehensive income. As of March 31, 2014, March 31, 2013 and March 23, 2012, we had no marketable securities.

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

Accounts receivable

        Accounts receivable consist of trade receivables, VAT receivable and other receivables. We extend credit to our customers, who are primarily in the movie production and exhibition businesses. We provide for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts and customer credits totaled $3.2 million and $2.6 million as of March 31, 2014 and March 31, 2013, respectively.

Inventories and deferred costs-eyewear

        Inventories and deferred costs-eyewear represent eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of March 31, 2014 and March 31, 2013, the inventory reserve as a result of our net realizable value analyses was $0.6 million and $0.4 million, respectively.

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

        For RealD eyewear located at a motion picture exhibitor, we do not believe that it is operationally practical to perform physical counts or request the motion picture exhibitor to perform physical counts and confirm quantities held to ensure that losses due to damage, destruction, and shrinkage are specifically recognized in the period incurred due to the number of domestic RealD-enabled screens and the related usage of RealD eyewear. We believe that the cost to monitor shrinkage or usage significantly outweighs the financial reporting benefits of using a specific identification methodology of expensing. We believe that utilizing a composite method of expensing RealD eyewear inventory costs provides a rational and reasonable approach to ensuring that shrinkage is provided for in the period incurred and that inventory costs are expensed in the periods that reasonably reflect the periods in which the related revenue is recognized. In doing so, we believe the following methodology reasonably and generally reflects periodic income or loss under these facts and circumstances:

  •
  For an estimated period of time following shipment to domestic motion picture exhibitors, no expense is recognized from the time of shipment until the delivery is made because eyewear is in transit and unused.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

  •
  The inventory cost is expensed on a straight-line basis over an estimated usage period beginning with initial usage of the eyewear shipped. In estimating the expensing start date and related expense period, we consider various factors including, but not limited to, those relating to a 3D motion picture's opening release date, a 3D motion picture's expected release period, the number of currently playing 3D motion pictures and the motion picture exhibitor's buying and stocking patterns and practices.

        We believe that the expensing methodology described above rationally and reasonably approximates the period the related usage occurs resulting in our RealD eyewear product revenue. The expensing start date following the date of shipment is meant to approximate the date at which usage begins. Additionally, as the expense recognition period has been and is expected to continue to be short, we believe it adequately recognizes inventory impairments due to loss and damage on a timely basis. We further believe that exposures due to loss or damage, if any, are considered normal shrinkage and a necessary and expected cost to generate the revenue per 3D motion picture earned through RealD eyewear usage. We continue to monitor the reasonableness of this methodology to ensure that it approximates the period over which the related RealD eyewear product revenue is earned and realizable. Costs of RealD eyewear inventory that have shipped but have not yet been expensed per this methodology are reported as deferred costs-eyewear.

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

        We receive virtual print fees (VPFs) from third-party motion picture studios. VPFs represent amounts from third-party motion picture studios that are paid to us when a motion picture is played on one of our digital projectors. VPFs are deferred and deducted from the selling price of the digital projector. VPFs are recorded as a liability on the accompanying consolidated balance sheets and totaled $0.1 million and $0.3 million as of March 31, 2014 and March 31, 2013, respectively.

        Major enhancements and improvements are capitalized. Maintenance and repairs for cinema systems and digital projectors are charged to expense as incurred. Maintenance and repairs expense totaled $0.5 million, $0.9 million and $0.7 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Intangibles

        Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 5.8 years) using the straight-line method.

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

        During the year ended March 31, 2014, the impairment charged to cost of revenue for all impaired RealD Cinema Systems totaled $4.5 million.

        During the year ended March 31, 2013, we determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. The impairment charged during the year ended March 31, 2013 for all impaired RealD Cinema Systems charged to cost of revenue was $8.0 million of the total $8.7 million impairment expense.

        During the year ended March 23, 2012, we determined that certain of our cinema systems were not recoverable and that the carrying value of the assets exceeded fair value, primarily due to the number of certain of our cinema system assets on hand, including related outstanding purchase commitments and the continuing shift in the mix in the deployment of cinema systems based on the type of digital projectors installed and theater configuration. The fair value was primarily determined by evaluating the discounted future cash flows expected to be generated from the cinema systems. The impairment charged during the year ended March 23, 2012 to cost of revenue for certain of the cinema systems totaled $10.3 million.

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

License revenue

        License revenue is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor's consumers. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee's admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee's admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee's recent payment history.

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

Shipping and handling costs

        Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $6.6 million, $7.9 million and $6.8 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

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

        Advertising costs are expensed as incurred. Advertising expenses were approximately $2.7 million, $3.7 million and $5.3 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

General and administrative costs

        General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs and public company costs. Additionally, general and administrative costs include sales, use, goods and services tax and value added tax (collectively, the "transaction taxes") as well as property taxes. For our U.S. and some of our international cinema license and product revenue, we absorb the majority of the transaction taxes.

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

        Net losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency and the net realized and unrealized gains and losses related to forward contracts totaled $0.6 million, $0.9 million and $0.5 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively, and are included in other income (loss).

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

RealD Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Employee benefit plans

        We have a voluntary 401(k) saving plans in which most U.S. employees are eligible to participate. Eligible employees may make contributions not to exceed the maximum statutory contribution amounts. We may match a percentage of each employee's contributions consistent with the provisions of the plan for which they are eligible. All employee and employer contributions fully vest immediately. Our contributions to these plans totaled $0.6 million, $0.6 million and $0.5 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

Recent accounting pronouncements

        In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (Or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". The objective of ASU 2013-10 is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment as of our 2015 fiscal year. The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision. We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", effective for RealD as of April 1, 2017 (the first quarter of fiscal year 2018). The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The new Topic 606 does not apply to lease contracts within the scope of Topic 840 leases. The objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance.

RealD Inc.

Notes to consolidated financial statements (Continued)

3. Property and equipment, RealD Cinema Systems and digital projectors

        Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

(in thousands)	March 31, 2014	March 31, 2013
RealD Cinema Systems	$205,416	$194,527
Digital projectors—held for sale	216	1,634
Leasehold improvements	16,935	14,442
Machinery and equipment	4,753	6,198
Furniture and fixtures	1,272	1,122
Computer equipment and software	9,197	7,628
Construction in process	1,554	2,637

Total	$239,343	$228,188
Less accumulated depreciation	(110,060)	(77,079)

Property and equipment, RealD Cinema Systems and digital projectors, net	$129,283	$151,109

        Depreciation expense amounted to $39.0 million, $32.7 million and $28.1 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

        During the year ended March 31, 2014, we received $0.3 million in cash from motion picture exhibitor customers for the sale of digital projectors.

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

        For the years ended March 31, 2014, March 31, 2013 and March 23, 2012, impairment expense charged to cost of revenue totaled $4.5 million, $8.7 million and $10.3 million, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

4. Goodwill and intangible assets

        Goodwill and intangible assets consist of the following at:

	March 31, 2014		March 31, 2013
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$9,324	$3,170	$9,324	$1,907
Goodwill	10,657	—	10,657	—

Total	$19,981	$3,170	$19,981	$1,907

        Amortization expense amounted to $1.3 million, $0.4 million and $0.2 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

        In the fiscal year ended March 31, 2013, we purchased a portfolio of 2D-to-3D conversion patents in the amount of $6.1 million and may consider future purchases of intangible assets, acquisitions or other investing activities.

        At March 31, 2014, the remaining amortization expense is estimated to be as follows (in thousands):

Fiscal year 2015	$1,269
Fiscal year 2016	1,272
Fiscal year 2017	1,269
Fiscal year 2018	1,256
Fiscal year 2019	464
Thereafter	624

Total	$6,154

        Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 5.8 years) using the straight-line method.

5. Accrued expenses and other liabilities

        Accrued expenses and other liabilities consist of the following at:

(in thousands)	March 31, 2014	March 31, 2013
Payroll and compensation	$5,070	$4,530
Sales, use taxes and other taxes	6,582	6,960
Professional fees	1,484	1,005
Refundable deposits	108	1,227
Marketing	567	545
RealD Cinema system installation fees	4,134	3,303
Purchase obligations	—	3,450
Other	3,951	3,993

Total	$21,896	$25,013

RealD Inc.

Notes to consolidated financial statements (Continued)

5. Accrued expenses and other liabilities (Continued)

        For our U.S. and some of our international cinema license and product revenues, we absorb the majority of the sales and use taxes and value added taxes and do not pass such costs on to our customers.

Cost reduction plan

        During fiscal year 2014, we implemented a plan to reduce the overall costs of our global operations while continuing to make significant research and development investments and build the framework for our future growth. This cost reduction plan is primarily a response to the 3D box office performance of certain motion pictures due to consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, and the resulting impact on our financial results and operations. As a result of our cost reduction plan, we reduced our staff by approximately 20%, rescoped and made other changes to certain research and development projects, reduced general and administrative expenses and streamlined certain manufacturing operations. These actions are intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that will enable us to expand our visual technology product offerings.

        An element of the cost reduction plan is to reduce our workforce by approximately 20%, resulting in termination and related charges of approximately $5.3 million. Further, we expect to incur approximately $0.6 million in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in our operations. Therefore, the total charges associated with the cost reduction plan currently are estimated to be approximately $5.9 million. The following table summarizes the actual fiscal year 2014 and currently estimated charges resulting from implementation of the cost reduction plan:

	Fiscal year ended March 31, 2014
(in thousands)	Personnel	Leasehold	Total
Cost of revenue	$835	$13	$848
Research and development	757	—	757
Selling and marketing	1,830	—	1,830
General and administrative	1,206	77	1,283

Total FY2014 Actual	$4,628	$90	$4,718

        The following table summarizes the actual and estimated activity resulting from implementation of the cost reduction plan with accrued expenses and other liabilities:

	Cost reduction plan liabilities
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of April 1, 2013	$—	$—	$—
Charges	4,628	90	4,718
(Payments)	(3,212)	(90)	(3,302)

Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416

RealD Inc.

Notes to consolidated financial statements (Continued)

5. Accrued expenses and other liabilities (Continued)

        We initiated most of the above-noted cost reduction actions by the end of fiscal year 2014. Leasehold improvements at the existing manufacturing facility were fully impaired for a $0.1 million charge to cost of revenue. Certain office space includes approximately $7.0 million in leasehold improvements within fixed assets, which could become subject to an impairment assessment upon a future change in circumstances.

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

        Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible assets and are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), and Stereographics Corporation, a California corporation ("Stereographics"). In connection with our execution of the Credit Agreement, on April 19, 2012, each of ColorLink and Stereographics entered into a general continuing guaranty (the "Guaranty") in favor of City National and the lenders under the Credit Agreement, pursuant to which they irrevocably and unconditionally guaranteed our obligations under the Credit Agreement and all related loan documents. In addition, on April 19, 2012, we, ColorLink and Stereographics entered into a security agreement in favor of City National and the lenders under

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings (Continued)

the Credit Agreement, pursuant to which they granted a security interest in substantially all of their assets to secure their obligations under the Credit Agreement, the Guaranty and the related loan documents.

        As of March 31, 2014, there were $36.3 million in borrowings under the Credit Agreement. The current and non-current portions of the Credit Agreement due as of March 31, 2014 and March 31, 2013 were as follows:

	March 31, 2014	March 31, 2013
(in thousands)
Current portion of Credit Agreement	$12,500	$1,042
Credit Agreement, net of current portion	23,750	46,458

Total Credit Agreement	$36,250	$47,500

        The Revolving Facility matures on April 17, 2015 with $5.0 million drawn as of March 31, 2014. Through March 31, 2014, the aggregate Term Loan Facility commitment of $50 million had been drawn in full and $18.7 million had been repaid, resulting in an outstanding balance of $31.3 million to be repaid in 10 remaining quarterly installments of $3.1 million through September 30, 2016.

        At March 31, 2014, our future minimum Credit Agreement obligations were as follows:

Fiscal year 2015	$12,500
Fiscal year 2016	17,500
Fiscal year 2017	6,250

Total	$36,250

        Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 31, 2014, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

        Our Revolving Facility provides for, at our option, Eurodollar Rate Loans, which bears interest at the London Interbank Offered Rate ("LIBOR") plus two and one-half percent (2.50%) or Base Rate Loans, which bear interest at the greatest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Prime Rate, and (c) the Eurodollar Rate for a one month Interest Period on such day plus one percent (1.00%), plus one and one-half percent (1.50%). Our Revolving Facility also bears a commitment fee equal to one-quarter percent (0.25%) per annum times the actual daily amount of unused balance.

        As of March 31, 2014, there were $36.3 million in borrowings outstanding under the Credit Agreement. As of March 31, 2014, borrowings outstanding under the Credit Agreement bear interest at 2.88%. As of March 31, 2013, there were $47.5 million in borrowings outstanding under the Credit

RealD Inc.

Notes to consolidated financial statements (Continued)

6. Borrowings (Continued)

Agreement. As of March 31, 2013, borrowings outstanding under the Credit Agreement bore interest at 3.03%. As of March 23, 2012, there were $25.0 million borrowings outstanding under the Credit Agreement. As of March 23, 2012, borrowings outstanding under the Credit Agreement bore interest at 3.50%. Interest expense related to our borrowings under our credit and security agreement was $1.8 million, $1.1 million and $0.9 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

Notes payable

        From time to time, we enter into equipment purchase agreements with certain of our vendors for the purchase of digital projectors, digital servers, lenses and accessories. We pay a portion of the cost of the equipment upon delivery and finance a portion of the purchase price by issuing notes payable. The equipment is included in digital projectors in the accompanying consolidated balance sheets. Certain of these notes payables are non-interest bearing. In those cases, we record the net present value of the notes payable assuming an implied annual interest rate which is approximately 8.4%. The notes are secured by the underlying equipment. There was no notes payable outstanding as of March 31, 2014 and March 31, 2013. Interest expense is based on annual interest rates ranging from 7.0% to 8.4%. There was no interest expense related to our notes payable for the years ended March 31, 2014 and March 31, 2013. Interest expense related to our notes payable was $0.1 million the year ended March 23, 2012.

7. Commitments and contingencies

Lease obligations

        We lease certain office, production and research and development space under non-cancelable operating leases that expire at various dates. Certain operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation.

        At March 31, 2014, our future minimum lease obligations were as follows (in thousands):

Fiscal year 2015	$7,260
Fiscal year 2016	4,189
Fiscal year 2017	3,966
Fiscal year 2018	3,969
Fiscal year 2019	3,881
Thereafter	14,147

Total	$37,412

        Rent expense was $6.6 million, $5.2 million and $4.3 million for the fiscal years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

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

        We have entered into contracts with certain of our vendors. Future obligations under such contracts totaled $8.0 million at March 31, 2014 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

8. Equity

Common stock

        At March 31, 2014, we reserved the following shares of common stock for future issuances in connection with:

(in thousands)
Restricted stock units	716
Performance stock options	1,354
Stock option plan:
Outstanding	7,811
Reserved for future issuance	4,300

Total	14,181

Stock repurchase program

        On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. On December 14, 2012, our board of directors

RealD Inc.

Notes to consolidated financial statements (Continued)

8. Equity (Continued)

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

        Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68.0 million inception to date. For the fiscal year ended March 31, 2014, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million. For the fiscal year ended March 31, 2013, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million.

9. Share-based compensation

        We account for share based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share- based awards are attributed to expense using the straight-line method over the vesting period. We determine the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation—Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures and the related income tax impact.

        In April 2010, our board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan (the "2010 Stock Plan"), and in June 2010, our stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, (the "2004 Plan"), such that, effective with our IPO, we will no longer make any new grants under the 2004 Plan. Instead, the board of directors or our compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock units to employees, officers, directors, non-employee directors and consultants. Additionally, in June 2011 our board of directors approved the RealD Inc. 2011 Employee Stock Purchase Plan (the "ESPP Plan") and in July 2011, our stockholders approved the ESPP Plan. Stock-based compensation expense related to the ESPP Plan for the year ended March 31, 2014 was $0.5 million.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations for the years ended March 31, 2014, March 31, 2013 and March 23, 2012:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Cost of revenue	$865	$807	$458
Research and development	2,708	2,185	2,604
Selling and marketing	5,543	5,258	4,776
General and administrative	8,625	10,224	7,906

Total	$17,741	$18,474	$15,744

Stock options

        Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. Share-based compensation expense related to stock options was $13.8 million, $14.2 million and $12.3 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

        A summary of our stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 31, 2013	9,082	$12.59

Granted	716	12.88
Exercised	(624)	3.36
Forfeited or expired	(1,363)	13.32

Outstanding at March 31, 2014	7,811	$13.11	6.2	$13,707

Exercisable at March 31, 2014	6,027	$12.77	5.6	$12,998

Vested or expected to vest	7,687	$13.08	6.6	$13,614

        The total intrinsic value of options exercised was $4.9 million, $2.6 million and $3.9 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

        Awards that are vested or expected to vest take into consideration estimated forfeitures for awards not yet vested.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The weighted-average grant date fair values were determined using the Black- Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	March 31, 2014	March 31, 2013	March 23, 2012
Fair value of stock options granted	$7.20	$6.20	$11.39
Expected volatility	60%	60%	58%
Expected term (years)	6	6	6
Risk-free rate	1.4%	1.0%	2.0%
Expected dividends	—	—	—

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

        As of March 31, 2014, there was $13.2 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.07 years.

Performance stock options

        Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient's continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, our Chief Executive Officer's fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis' continued service with the Company. The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the years ended March 31, 2014 and March 31, 2013, share-based compensation expense related to performance stock options was $0.5 million and $1.9 million, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The Monte Carlo Simulation valuation model uses terms based on the length of the performance period and compound annual growth rate goals for total stockholder return based on the provisions of the award. For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, we apply a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the average volatility of a peer group of companies as an estimate for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted.

        A summary of our performance stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)
Outstanding at March 31, 2013	589	$16.00	7.3
Granted	450	14.45	9.2
Exercised	—	—
Forfeited or expired	(353)	16.00

Outstanding at March 31, 2014	686	$14.98	8.2

        Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient's continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the years ended March 31, 2014 and March 31, 2013, there was no share-based compensation expense related to performance stock units.

Restricted stock units

        Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient's continued service with us. For the year ended March 31, 2014, we granted 0.6 million restricted stock units at a weighted average grant date fair value of $12.29 per restricted stock unit. For the year ended March 31, 2013, we granted 0.2 million restricted stock units at a weighted average grant date fair value of $10.55 per restricted stock unit. For the years ended March 31, 2014 and March 31, 2013, respectively, share- based compensation expense related to restricted stock units was $3.3 million and $2.2 million, respectively.

RealD Inc.

Notes to consolidated financial statements (Continued)

9. Share-based compensation (Continued)

        The following summarizes select information regarding our restricted stock units during the year ended March 31, 2014:

(in thousands, except grant date fair value data)	Units	Weighted- average grant date fair value
Nonvested at March 31, 2013	181	$14.83
Granted	595	12.29
Vested	(205)	11.98
Forfeited	(92)	13.58

Nonvested at March 31, 2014	479	$13.13

        As of March 31, 2014, there was $6.1 million of total unrecognized compensation costs related to restricted stock units granted which is expected to be recognized over the remaining weighted-average period of 3.1 years.

        The total fair values of restricted stock units that vested was $2.5 million, $2.2 million and $1.0 million for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

10. Income taxes

        The income tax provision from continuing operations for the fiscal years ended March 31, 2014, March 31, 2013 and March 23, 2012 consists of the following:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Current income tax provision:
Federal	$—	$—	$—
State	132	103	119
Foreign	6,128	5,202	4,948

	6,260	5,305	5,067
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(143)	(241)	38

Total income tax provision from continuing operations	$6,117	$5,064	$5,105

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        Income (loss) from continuing operations before income taxes consisted of the following:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
United States	(11,224)	(6,963)	37,600
Foreign	6,131	2,140	4,530

Total	(5,093)	(4,823)	42,130

        Significant components of our deferred tax balances are as follows:

(in thousands)	March 31, 2014	March 31, 2013
Deferred tax assets:
Net operating loss carryforwards	24,971	26,359
Deferred revenues	2,708	4,403
Accruals, reserves and allowances	7,698	6,771
Stock compensation	15,796	13,220
Intangible assets	—	16
Foreign tax credit carryovers	15,181	11,571
Partnership interest	44	—
Other	1,445	1,255

Total deferred tax assets	67,843	63,595
Deferred tax liabilities
Fixed assets	(15,020)	(18,757)
Intangible assets	(118)	—
Partnership Interest	—	(113)
Unbilled receivables	(5,821)	(5,385)
Other	(426)	(115)

Total deferred tax liabilities	(21,385)	(24,370)
Valuation allowance	(46,175)	(39,084)

Net deferred tax assets	283	141

        Due to the uncertainties surrounding the timing and realization of the benefits from our tax attributes in future tax returns, we have placed a valuation allowance against primarily all of our otherwise recognizable net deferred tax assets as of March 31, 2014, March 31, 2013 and March 23, 2012. As a result, we increased our valuation allowance through the operating statement as follows:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013
Through continuing operation	$7,091	$5,090

Increase in valuation allowance	7,091	5,090

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

        The income tax provision from continuing operations differs from the amount computed by applying the U.S. statutory federal income tax rate of 34.0% to the pretax income (loss) as a result of the following differences:

	Year ended
	March 31, 2014	March 31, 2013	March 23, 2012
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(1.4)%	(7.7)%	1.6%
Foreign tax rate differential	8.6%	2.9%	0.5%
LLC income minority interest not taxed	1.4%	(1.3)%	(0.1)%
Revaluation of deferred taxes due to changes in effective income tax rates	(0.8)%	3.8%	(1.4)%
Research tax credits	(0.9)%	0.0%	0.0%
Permanent differences and other	15.2%	3.7%	(0.7)%
Stock compensation	(37.0)%	(34.9)%	0.0%
Change in valuation allowance	(139.0)%	(105.5)%	(21.8)%

Total tax benefit	(119.9)%	(105.0)%	12.1%

        As of March 31, 2014, we had net operating loss carryforwards of approximately $125.2 million for federal and $64.5 million for state purposes. Federal and state net operating loss carryforwards begin to expire in year 2020 and 2019, respectively. As of March 31, 2014, we had foreign tax credit carryforwards of approximately $15.2 million for federal income tax purposes that begin to expire in the year 2019.

        The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers ("NOLs") if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which would result in lower profits. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

        We recognize excess tax benefits associated with share-based compensation and motion picture exhibitor options to stockholders' equity only when realized. As of March 31, 2014, we have

RealD Inc.

Notes to consolidated financial statements (Continued)

10. Income taxes (Continued)

approximately $22.7 million of unrealized excess tax benefits associated with share-based compensation and exhibitor options. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

        We adopted accounting for uncertain tax positions pursuant to ASC 740, Income Taxes. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of March 31, 2013	$346
Increases related to prior year tax positions	—
Increase related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Settlements	—

Balance as of March 31, 2014	$346

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

        Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2014, amounts for accrued interest and penalties associated with uncertain tax positions were not significant.

        On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years. We do not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The tangible property regulations will require us to make additional tax accounting method changes as of April 1, 2014; however we do not anticipate the impact of these changes to be material to our consolidated financial statements.

        As of March 31, 2014, unremitted earnings of the subsidiary outside of the United States were approximately $24.7 million, on which no United States taxes had been provided. Our current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

RealD Inc.

Notes to consolidated financial statements (Continued)

11. Related-party transactions

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

        We entered into a consulting agreement, effective as of May 29, 2012 (the "DCH Agreement"), with DCH Consultants LLC ("DCH"), an entity controlled by Mr. David Habiger. Mr. Habiger is a member of the Company's Board of Directors, its Nominating and Corporate Governance Committee and its Compensation Committee.

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

        During the fiscal year ended March 31, 2013, we paid DCH $80,239 pursuant to the DCH Agreement.

        During the fiscal year ended March 31, 2014, there were no related party transactions.

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

        Our top 10 customers with an accounts receivable balance represented approximately 47% and 47% of our net accounts receivable as of March 31, 2014 and March 31, 2013, respectively. Our top 10 customers accounted for approximately 46%, 44% and 46% of our revenue for the years ended March 31, 2014, March 31, 2013 and March 23, 2012, respectively.

        As of March 31, 2014, we had two licensees that accounted for more than 10% of our gross license revenue, one of which accounted for 14% and the other 13%. No licensee accounted for more than 10% of our gross license revenue in fiscal years 2013 or 2012.

Geographic information

        Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Year ended
(in thousands)	March 31, 2014	March 31, 2013	March 23, 2012
Domestic (United States and Canada)	$96,159	$106,979	$126,151
International	103,075	108,573	120,477

Total revenues	$199,234	$215,552	$246,628

        Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	March 31, 2014	March 31, 2013
Domestic (United States and Canada)	$105,708	$101,438
International	23,575	49,671

Total long-lived tangible assets	$129,283	$151,109

13. Quarterly financial data (unaudited)

	Three months ended
(dollars in thousands, except per share data)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net revenue	$40,648	$55,438	$43,929	$59,219
Gross profit	19,902	27,270	19,906	28,181
Net loss	(4,855)	(155)	(4,664)	(1,536)
Net loss attributable to RealD Inc. common stockholders	$(4,950)	$(271)	$(4,651)	$(1,534)
Loss per common shares:
Basic	$(0.10)	$(0.01)	$(0.09)	$(0.03)
Diluted	$(0.10)	$(0.01)	$(0.09)	$(0.03)

RealD Inc.

Notes to consolidated financial statements (Continued)

13. Quarterly financial data (unaudited) (Continued)

	Three months ended
(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	September 21, 2012	June 22, 2012
Net revenue	$45,449	$46,939	$54,986	$68,178
Gross profit	20,274	20,919	17,654	31,345
Net income (loss)	(4,444)	(4,159)	(4,231)	2,947
Net income (loss) attributable to RealD Inc. common stockholders	$(4,336)	$(4,160)	$(4,173)	$2,979
Earnings (Loss) per common share:
Basic	$(0.09)	$(0.08)	$(0.08)	$0.05
Diluted	$(0.09)	$(0.08)	$(0.08)	$0.05

	Fiscal year ended
(number of calendar days)	March 31, 2014	March 31, 2013	Number of days change	Percentage change
1st fiscal quarter	91	91	—	0.0%
2nd fiscal quarter	92	91	1	1.1%
3rd fiscal quarter	92	101	(9)	(8.9)%
4th fiscal quarter	90	90	—	0.0%

Total number of calendar days (1)	365	373	(8)	(2.1)%

(1)
Represents total number of calendar days difference between fiscal year 2014 and 2013 (also see "Accounting period" caption under Note 2, "Summary of significant accounting policies").

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("COSO"). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

        Our independent registered public accounting firm, Ernst & Young LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of March 31, 2014. Ernst & Young LLP's report is included in this annual report below.

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

Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.

        We have audited RealD Inc.'s (the "Company") internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). RealD Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, RealD Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealD Inc. as of March 31, 2014 and March 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), statement of changes in equity (deficit) and cash flows for each of the three years in the period ended March 31, 2014 of RealD Inc. and our report dated June 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California June 4, 2014

Item 9B.    Other information

        Effective as of April 3, 2014, Mr. Andrew A. Skarupa has been appointed to serve as our Chief Business Development Officer, Cinema, in addition to serving as our Chief Financial Officer. Mr. Skarupa has been serving as our Chief Financial Officer since 2005. Also effective as of April 3, 2014, Mr. Craig Gatarz has been appointed to serve as our Chief Operating Officer and General Counsel. Mr. Gatarz previously served as Executive Vice President, General Counsel and Secretary since he joined the Company in January 2010.

PART III

Item 10.    Directors, executive officers and corporate governance

        Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the headings "Proposal One—Election of Class I Directors," "Board Structure," "Corporate Governance" and "Executive Officers". Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 11.    Executive compensation

        Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis," "Board Structure" and "Compensation Committee Report" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

        Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the heading "Compensation Discussion and Analysis—Incentive Compensation Plans" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 13.    Certain relationships and related transactions, and director independence

        Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the heading "Corporate Governance—Certain Relationships and Related Transactions" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the heading "Board Structure" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 14.    Principal accounting fees and services

        Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the heading "Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm For Fiscal Year 2015" in RealD's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to cost and expenses	Other Adjustments/ Deductions(1)	Balance at end of period
Allowance for doubtful accounts and customer credits:
Year ended March 31, 2014	$2,649	$1,536	$(952)	$3,233
Year ended March 31, 2013	$4,224	$—	$(1,575)	$2,649
Year ended March 23, 2012	$6,803	$—	$(2,579)	$4,224
Deferred tax valuation allowance:
Year ended March 31, 2014	$39,084	$7,091	$—	$46,175
Year ended March 31, 2013	$33,994	$5,090	$—	$39,084
Year ended March 23, 2012	$43,181	$—	$(9,187)	$33,994

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

RealD Inc. (Registrant)
June 4, 2014	By:	/s/ MICHAEL V. LEWIS Michael V. Lewis Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL V. LEWIS Michael V. Lewis	Chief Executive Officer and Director (Principal Executive Officer)	June 4, 2014
/s/ ANDREW A. SKARUPA Andrew A. Skarupa	Chief Financial Officer and Chief Business Development Officer, Cinema (Principal Financial Officer and Principal Accounting Officer)	June 4, 2014
/s/ LAURA J. ALBER Laura J. Alber	Director	June 4, 2014
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	June 4, 2014
/s/ RICHARD L. GRAND-JEAN Richard L. Grand-Jean	Director	June 4, 2014

Signature	Title	Date

/s/ SHERRY LANSING Sherry Lansing	Director	June 4, 2014
/s/ DAVID HABIGER David Habiger	Director	June 4, 2014
/s/ P. GORDON HODGE P. Gordon Hodge	Director	June 4, 2014

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2		Amended and Restated Bylaws as amended and restated June 5, 2013.	10-K	001-34818	3.3	June 6, 2013

4.1		Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2		Amended and Restated Investors' Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3		Amendment and Agreement to Amended and Restated Investors' Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4		Side letter, dated June 25, 2010, to Amended and Restated Investors' Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

10.1	#	2004 Amended and Restated Stock Incentive Plan.	S-1/A	333-165988	10.1	June 29, 2010

10.2	#	Form of Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.	S-1	333-165988	10.2	April 9, 2010

10.3	#	2010 Stock Incentive Plan.	S-1/A	333-165988	10.3	June 29, 2010

10.4	#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.4	June 29, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.5	#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the executive officers and the registrant.	S-1/A	333-165988	10.5	June 29, 2010

10.6	#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.6	June 29, 2010

10.7	#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the executive officers and the registrant.	S-1/A	333-165988	10.7	June 29, 2010

10.8	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the non-employee directors and the registrant.	S-1/A	333-165988	10.8	June 29, 2010

10.9	#	Employment Agreement, dated May 25, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.9	June 29, 2010

10.10	#	Employee Invention Assignment and Confidentiality Agreement dated May 25, 2010 between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.10	June 29, 2010

10.11	#	Indemnification Agreement, dated April 8, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.11	May 26, 2010

10.12	#	Form of Separation Agreement and General Release of Claims between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.12	May 26, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.13	#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-165988	10.13	April 9, 2010

10.14	+	Real D System License Agreement (U.S. 2008), dated October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.14	June 29, 2010

10.15	+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated, October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.15	May 10, 2010

10.16	+	Amended and Restated Real D System License Agreement (U.S. 2009), dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.16	June 29, 2010

10.17	+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.17	May 10, 2010

10.18	+	Second Amended and Restated RealD System License Agreement (2010), dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.18	June 29, 2010

10.19		Operating Agreement of Digital Link II, LLC, dated March 2, 2007.	S-1/A	333-165988	10.19	May 10, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.20	+	RealD Inc. Amended and Restated Nonqualified Stock Option Grant and RealD Inc. Amended and Restated Stock Option Agreement, both dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.24	May 10, 2010

10.21	#	Director Offer Letter and Consent, dated May 17, 2010, by and between P. Gordon Hodge and the registrant.	S-1/A	333-165988	10.25	May 26, 2010

10.22	#	Employment Agreement, dated May 25, 2010, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.27	June 29, 2010

10.23	#	Employment Agreement, dated May 25, 2010, between Joshua Greer and the registrant.	S-1/A	333-165988	10.28	June 29, 2010

10.24	#	Employment Agreement, dated May 25, 2010, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.29	June 29, 2010

10.25	#	Employment Agreement, dated May 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.30	June 29, 2010

10.26	#	Form of Separation Agreement and General Release of Claims between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto and Robert Mayson.	S-1/A	333-165988	10.31	May 26, 2010

10.27	#	Form of Employee Invention Assignment and Confidentiality Agreement between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto, Robert Mayson and other non-executive employees.	S-1/A	333-165988	10.32	May 26, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.28	#	Employment Agreement, dated January 21, 2010, between Craig Gatarz and the registrant.	S-1/A	333-165988	10.33	May 26, 2010

10.29		Credit and Security Agreement, dated June 24, 2010, by and between City National Bank and the registrant.	S-1/A	333-165988	10.34	June 29, 2010

10.30	#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.35	June 29, 2010

10.31	#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.36	June 29, 2010

10.32	#	Employment Agreement, dated February 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.37	May 26, 2010

10.33		Employment Agreement, dated November 5, 2008, between Robert Mayson and RealD Europe Limited.#	S-1/A	333-165988	10.38	May 26, 2010

10.34	#	Director Offer Letter and Consent, dated May 20, 2010, by and between Sherry Lansing and the registrant.	S-1/A	333-165988	10.39	May 26, 2010

10.35	#	Director Offer Letter and Consent, dated May 17, 2010, by and between Frank J. Biondi, Jr. and the registrant.	S-1/A	333-165988	10.40	May 26, 2010

10.36	#	Director Offer Letter and Consent, dated May 17, 2010, by and between Richard Grand-Jean and the registrant.	S-1/A	333-165988	10.41	May 26, 2010

10.37	#	Director Offer Letter and Consent, dated May 20, 2010, by and between James Cameron and the registrant.	S-1/A	333-165988	10.42	June 29, 2010

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.38	#	2010 Management Incentive Plan.	S-1/A	333-165988	10.43	June 29, 2010

10.39	#	Employment Agreement, dated October 18, 2010, between Craig Gatarz and the registrant.	S-1	333-170766	10.39	November 22, 2010

10.40	+	First Amendment to Real D System License Agreement (U.S. 2008), dated as of January 26, 2011, by and between RealD Inc. and Regal Cinemas, Inc.	8-K	001-34818	10.1	January 27, 2011

10.41		First Amendment to Credit and Security Agreement, dated as of April 5, 2011, between RealD, Inc. and City National Bank.	8-K	001-34818	10.1	April 8, 2011

10.42		Continuing Guaranty, dated as of April 5, 2011, executed by ColorLink Inc. in favor of City National Bank.	8-K	001-34818	10.2	April 8, 2011

10.43		Continuing Guaranty, dated as of April 5, 2011, executed by Stereographics Corporation in favor of City National Bank.	8-K	001-34818	10.3	April 8, 2011

10.44	#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.44	June 10, 2011

10.45	#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.45	June 10, 2011

10.46	#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the executive officers and the registrant.	10-K	001-34818	10.46	June 10, 2011

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.47	+	First Amendment to Amended and Restated RealD System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between Cinemark USA, Inc. and the registrant.	8-K	001-34818	10.1	July 21, 2011

10.48	+	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between American Multi-Cinema, Inc. and the registrant.	8-K	001-	10.1	July 29, 2011

10.49	#	RealD 2011 Employee Stock Purchase Plan.	8-K	001-34818	10.1	August 2, 2011

10.50		Second Amendment to Credit and Security Agreement, dated as of December 6, 2011, between City National Bank and the registrant, acknowledged by each of ColorLink, Inc. and Stereographics Corporation.	8-K	001-34818	10.1	December 8, 2011

10.51	#	Employment Agreement, dated April 18, 2012, between Robert Mayson and the registrant.	8-K	001-34818	10.1	April 18, 2012

10.52	#	Secondment Letter, dated April 18, 2012, by and between Robert Mayson and the registrant.	8-K	001-34818	10.2	April 18, 2012

10.53	+	Credit Agreement, dated as of April 19, 2012, among City National Bank, U.S. Bank National Association, HSBC Bank USA, N.A., the lenders party thereto and the registrant.	8-K/A	001-34818	10.1	April 25, 2012

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
10.54		General Continuing Guaranty, dated as of April 19, 2012, executed by Stereographics Corporation and ColorLink Inc. in favor of City National Bank and the lenders party to the Credit Agreement, dated as of April 19, 2012.	8-K/A	001-34818	10.2	April 25, 2012

10.55	+	Security Agreement, dated as of April 19, 2012, among Stereographics Corporation, ColorLink Inc., City National Bank and the registrant.	8-K/A	001-34818	10.3	April 25, 2012

10.56		Consulting Agreement, dated May 29, 2012, by and between DCH Consultants LLC and the registrant	10-Q	001-34818	10.6	July 31, 2012

10.57	#	Director Offer Letter and Consent, dated January 27, 2013, by and between Laura Alber and the registrant.	10-K	001-34818	10.57	June 6, 2013

10.58	#	Employment Agreement, dated February 6, 2013, between Minard Hamilton and the registrant.	10-K	001-34818	10.58	June 6, 2013

10.59	#	Separation Agreement and General Release with Minard Hamilton dated November 11, 2013.	10-Q	001-34818	10.1	February 5, 2014

10.60	#	Separation Agreement and General Release with Joseph Peixoto dated October 21, 2013.	10-Q	001-34818	10.2	February 5, 2014

21.1		List of significant subsidiaries of the registrant.					X

23.1		Consent of Independent Registered Public Accounting Firm.					X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	SEC File No.	Exhibit	Filing Date
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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