Form 10-Q
period 2014-06-30
RealD Inc.
filed 2014-08-05
CIK 1327471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes   ☐        No      ☒

On July 29, 2014, the registrant had 49,984,443 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except per share data)

	June 30,	March 31,
	2014	2014

Assets
Current assets:
Cash and cash equivalents	$27,841	$28,800
Accounts receivable, net	59,818	48,422
Inventories	7,807	9,109
Deferred costs – eyewear	713	149
Prepaid expenses and other current assets	4,834	5,197
Total current assets	101,013	91,677
Property and equipment, net	23,758	22,491
Cinema systems, net	100,355	106,735
Digital projectors, net-held for sale	–	57
Goodwill	10,657	10,657
Other intangibles, net	5,837	6,154
Deferred income taxes	4,571	4,571
Other assets	7,230	4,840
Total assets	$253,421	$247,182

Liabilities and equity
Current liabilities:
Accounts payable	$11,989	$12,470
Accrued expenses and other liabilities	20,505	21,896
Deferred revenue	7,046	8,143
Income taxes payable	1,351	1,790
Deferred income taxes	4,287	4,288
Current portion of Credit Agreement	7,460	12,500
Total current liabilities	52,638	61,087
Credit Agreement, net of current portion	27,975	23,750
Deferred revenue, net of current portion	5,649	6,465
Other long-term liabilities, customer deposits and virtual print fee liability	4,844	5,046
Total liabilities	91,106	96,348

Commitments and contingencies

Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 49,905 and 49,438 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	358,894	352,913
Accumulated deficit	(196,262)	(201,763)
Accumulated other comprehensive income	261	262
Total RealD Inc. stockholders’ equity	162,893	151,412
Noncontrolling interest	(578)	(578)
Total equity	162,315	150,834

Total liabilities and equity	$253,421	$247,182

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of operations (unaudited)

(in thousands, except per share data)

	Three months ended
	June 30,	June 30,
	2014	2013

Revenue:
License	$35,973	$37,306
Product and other	19,406	21,913
Total revenue	55,379	59,219
Cost of revenue:
License	10,897	10,818
Product and other	14,499	20,220
Total cost of revenue	25,396	31,038
Gross profit	29,983	28,181
Operating expenses:
Research and development	3,790	5,544
Selling and marketing	5,791	7,338
General and administrative	12,344	14,422
Total operating expenses	21,925	27,304
Operating income	8,058	877
Interest expense, net	(430)	(489)
Other income (loss)	160	(209)
Income before income taxes	7,788	179
Income tax expense	2,287	1,715
Net income (loss)	5,501	(1,536)
Net (income) loss attributable to noncontrolling interest	–	2
Net income (loss) attributable to RealD Inc. common stockholders	$5,501	$(1,534)

Earnings (loss) per common share:
Basic	$0.11	$(0.03)
Diluted	$0.10	$(0.03)

Shares used in computing earnings (loss) per common share:
Basic	49,671	49,588
Diluted	52,770	49,588

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of comprehensive income (loss) (unaudited)

(in thousands)

	Three months ended
	June 30,	June 30,
	2014	2013
Net income (loss)	$5,501	$(1,536)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (loss)	(1)	137
Other comprehensive income (loss), net of tax	(1)	137
Comprehensive income (loss)	$5,500	$(1,399)

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)

	Three months ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$5,501	$(1,536)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	9,813	9,554
Deferred income tax	(1)	(1)
Non-cash interest expense	38	20
Non-cash stock compensation	3,971	4,645
Gain on sale of digital projectors	–	(18)
Loss on disposal of property and equipment	9	–
Impairment of long-lived assets and related purchase commitments	1,016	953
Changes in operating assets and liabilities:
Accounts receivable	(11,396)	(9,972)
Inventories	1,302	(3,839)
Prepaid expenses and other current assets	1,273	(2,018)
Deferred costs - eyewear	(564)	97
Other assets	(2,390)	172
Accounts payable	(468)	(4,637)
Accrued expenses and other liabilities	(1,429)	(399)
Other long-term liabilities, customer deposits and virtual print fee liability	(202)	744
Income taxes receivable/payable	(454)	535
Deferred revenue	(1,913)	(3,015)
Net cash provided (used) by operating activities	4,106	(8,715)

Cash flows from investing activities
Purchases of property and equipment	(2,632)	(1,636)
Purchases of cinema systems and related components	(2,799)	(8,428)
Proceeds from sale of property and equipment	67	–
Proceeds from sale of digital projectors	–	70
Net cash used in investing activities	(5,364)	(9,994)

Cash flows from financing activities
Proceeds from Credit Agreement	37,300	5,000
Repayments on Credit Agreement	(38,115)	–
Payments of debt issuance costs	(895)	–
Proceeds from exercise of stock options	2,010	951
Net cash provided by financing activities	300	5,951
Effect of currency exchange rate changes on cash and cash equivalent	(1)	137
Net increase in cash and cash equivalents	(959)	(12,621)
Cash and cash equivalents, beginning of period	28,800	31,020
Cash and cash equivalents, end of period	$27,841	$18,399

See accompanying notes to condensed consolidated financial statements

RealD Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 refers to RealD Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three months ended June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of the Company’s condensed consolidated financial statements. Accordingly, certain information and footnote disclosure normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2014 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

The condensed consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. RealD does not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries’ assets, liabilities, and operating results are included in their entirety in the accompanying condensed consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non-controlling interest in the condensed consolidated balance sheets under equity and condensed consolidated statements of operations.

All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Accounting period

The Company’s fiscal year consists of four 3-month periods for a total of 12 calendar months and will end on March 31, 2015.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•                  licensing revenue terms applied to the timing and number of motion picture exhibitor consumer admissions;

•                  domestic eyewear product revenue terms applied to when the usage occurs and the amount of usage;

•                  impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•                  useful lives of intangible assets and tangible assets;

•                  timing and amount recognized for performance-based compensation, including bonus and certain restricted share units, based on projections of Company performance achievement;

•                  the impact of potential future tax consequences of events that have been recognized in the Company’s financial statements; and

•                  assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

Earnings (loss) per share of common stock

Basic income per share of common stock is computed by dividing the net income (loss) attributable to the Company’s common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

The calculation of the basic and diluted earnings (loss) per share of common stock for the three months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended
	June 30,	June 30,
(in thousands, except share and per share data)	2014	2013
Numerator:
Net income (loss)	$5,501	$(1,536)
Net loss attributable to noncontrolling interest	-	2
Net income (loss) attributable to RealD Inc. common stockholders	$5,501	$(1,534)

Denominator:
Weighted-average common shares outstanding (basic)	49,671	49,588
Effect of dilutive securities	3,099	–
Weighted-average common shares outstanding (diluted)	52,770	49,588

Earnings (loss) per common share:
Basic	$0.11	$(0.03)
Diluted	$0.10	$(0.03)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the three months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended
	June 30,	June 30,
(in thousands)	2014	2013
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	9,394	9,871

Due to the loss attributable to the Company’s common stockholders in the three months ended June 30, 2013, basic loss per share of common stock and diluted loss per share of common stock are the same because the effect of potentially dilutive securities would be antidilutive.

Derivative instruments

The Company’s derivative instruments are recorded at fair value in other current assets and other liabilities, respectively, in the condensed consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on the Company’s condensed consolidated statements of operations. For all periods presented, none of the Company’s derivative instruments were designated as hedging instruments. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

The Company purchases foreign currency forward contracts, generally with maturities of nine months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of June 30, 2014, RealD had no outstanding forward contracts. As of March 31, 2014, the carrying amounts of the Company’s foreign currency forward contracts were not significant. For both the three months ended June 30, 2014 and June 30, 2013, the net loss related to the change in fair value of the Company’s foreign currency forward contracts was not significant. Foreign currency master agreements typically allow the netting of receivables and payables. The Company had no gross receivable balances or gross payable balances as of June 30, 2014 and any such amounts were not significant as of March 31, 2014.

Accounts receivable

Accounts receivable consists of trade receivables, value-added tax (“VAT”) receivables and other receivables. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The allowance for doubtful accounts and customer credits totaled $4.6 million and $3.2 million as of June 30, 2014 and March 31, 2014, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of June 30, 2014 and March 31, 2014, the inventory reserve as a result of the Company’s net realizable value analyses was $0.1 million and $0.6 million, respectively.

Domestically, the Company provides RealD eyewear free of charge to motion picture exhibitors and then receives a fee from the motion picture studios for the usage of RealD eyewear by the motion picture exhibitors’ consumers. Eyewear shipped from inventory is deferred on the shipment date and then amortized to cost of product revenue according to assumptions related to eyewear usage by consumers.

Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, cinema systems, digital projectors and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

For the three months ended June 30, 2014 and June 30, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.0 million, respectively.

Revenue recognition

The Company derives substantially all of its revenue from the license of RealD Cinema Systems and the product sale of RealD eyewear. RealD evaluates revenue recognition for transactions using the criteria set forth by the Financial Accounting Standard Board Accounting Standards Codification Topic 840, Leases, and Accounting Standards Codification Topic 605, Revenue Recognition. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company records revenue net of estimated allowances.

License revenue

License revenue, net of allowances, is accounted for as an operating lease. License revenue is primarily derived under per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside the Company’s control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and the Company has no more obligations to our customers specific to the contingent payment received. Certain of the Company’s license revenue from leasing RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. The Company’s licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to the Company’s fiscal period end. The Company estimates and records licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. The Company determines that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. The Company determines collectability based on an evaluation of the licensee’s recent payment history and evaluation of the respective customer’s credit-standing.

Product revenue

The Company recognizes product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of the Company’s product revenue from the sale of RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. The Company’s customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to the Company’s fiscal period end. Accordingly, the Company estimates and records such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended June 30, 2014 and June 30, 2013.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.3 million and $1.7 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, effective for RealD as of April 1, 2017 (the first quarter of fiscal year 2018). The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The new Topic 606 does not apply to lease contracts within the scope of Topic 840 leases. The objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

3. Property and equipment, RealD Cinema Systems and digital projectors

Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

	June 30,	March 31,
(in thousands)	2014	2014
RealD Cinema Systems	$206,012	$205,416
Digital projectors - held for sale	-	216
Leasehold improvements	16,937	16,935
Machinery and equipment	4,699	4,753
Furniture and fixtures	1,272	1,272
Computer equipment and software	9,253	9,197
Construction in process	4,125	1,554
Total	$242,298	$239,343
Less accumulated depreciation	(118,185)	(110,060)
Property and equipment, RealD Cinema Systems and digital projectors, net	$124,113	$129,283

Depreciation expense amounted to $9.5 million and $9.2 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

During the three months ended June 30, 2013, the Company received $0.1 million in cash from motion picture exhibitor customers for the sale of digital projectors. There were no such similar sales during the three months ended June 30, 2014.

4. 2014 Cost reduction plan

On November 12, 2013, the Company announced a plan to reduce the overall costs of its global operations (the “2014 Cost Reduction Plan”) while continuing to make significant research and development investments and build the framework for the Company’s future growth. The 2014 Cost Reduction Plan was primarily a response to the anticipated impact on the Company’s financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that the Company’s 3D cinema business is maturing in many markets like the United States in which the Company expected equipment installations to begin to slow. As a result of the 2014 Cost Reduction Plan, the Company reduced its staff by approximately 20%, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. These actions were intended to rationalize the further expansion of the Company’s global cinema platform by focusing on emerging growth markets and higher performing circuits, streamlining the Company’s manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of the Company’s customers and focusing the Company’s research and development efforts on technologies that would enable the Company to expand its visual technology product offerings.

The Company accounts for the 2014 Cost Reduction Plan in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the 2014 Cost Reduction Plan’s workforce reduction, the Company incurred termination and related charges totaling approximately $4.7 million for the year ended March 31, 2014. Additionally, the Company expects to incur approximately $0.6 million during the current fiscal year in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in the Company’s operations. Therefore, the total charges associated with the 2014 Cost Reduction Plan currently are estimated to be approximately $5.3 to $5.9 million, of which $4.8 million has been incurred through June 30, 2014. The following table summarizes the charges resulting from implementation of the 2014 Cost Reduction Plan during the three months ended June 30, 2014:

	Three months ended June 30, 2014
(in thousands)	Personnel	Leasehold	Total
Cost of revenue	$-	$71	$71
Research and development	-	-	-
Selling and marketing	-	-	-
General and administrative	-	-	-
Total	$-	$71	$71

The following table summarizes the activity resulting from implementation of the 2014 Cost Reduction Plan within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2014	$1,416	$-	$1,416
Charges	-	71	71
(Payments)	(209)	(71)	(280)
Cost reduction plan liabilities as of June 30, 2014	$1,207	$-	$1,207

Additionally, the Company has certain office space that includes approximately $7.0 million in leasehold improvements included within fixed assets (see Note 3 “Property and equipment, RealD Cinema Systems and digital projectors”), which could become subject to an impairment assessment upon a future change in circumstances.

5. Borrowings

2014 Credit Agreement

On June 26, 2014, RealD entered into the Amended and Restated Credit Agreement (the “2014 Credit Agreement”), by and among the Company, as borrower, City National Bank, as administrative agent and letter of credit issuer (“City National”), the other agents from time to time party thereto and the lenders from time to time party thereto (the “Lenders”). The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among the Company, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013.

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to RealD:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the “Revolving Facility”), which matures on June 26, 2017. In addition, the Company may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•                  a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015, the Company borrowed $37.3 million under the Term Loan Facility, resulting in $12.7 million being available for future draws through June 26, 2016.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the April 19, 2012 credit agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at the Company’s option at either the Eurocurrency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Eurocurrency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee between 2.25% to 2.75%, depending on the Company’s leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at June 30, 2014 and March 31, 2014.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by the Company’s subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), Stereographics Corporation, a California corporation (“Stereographics”), and RealD DDMG Acquisition, LLC, a Delaware limited liability company (together with the Company, ColorLink and Stereographics, the “Loan Parties”). The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

As of June 30, 2014, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility, a total of $62.7 million available under the 2014 Credit Agreement.

As of June 30, 2014, there was no balance outstanding under the Revolving Facility. On June 30, 2014, the first quarterly term loan installment of $1.9 million was made on the Term Loan Facility. The term loan outstanding balance of $35.4 million at June 30, 2014 is to be repaid in 15 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018.  The current and non-current portions of the Credit Agreement due as of June 30, 2014 and March 31, 2014 were as follows:

	June 30,	March 31,
	2014	2014
(in thousands)
Current portion of Credit Agreement	$7,460	$12,500
Credit Agreement, net of current portion	27,975	23,750
Total Credit Agreement	35,435	36,250

At June 30, 2014, the Company’s future minimum 2014 Credit Agreement obligations were as follows:

Fiscal year 2015	$5,595
Fiscal year 2016	7,460
Fiscal year 2017	7,460
Fiscal year 2018	7,460
Fiscal year 2019	7,460
Total	$35,435

As of June 30, 2014, borrowings outstanding under the 2014 Credit Agreement bear interest at 2.69%. As of March 31, 2014, there were $36.3 million in borrowings outstanding under the 2014 Credit Agreement which bore interest at 2.88%. Interest expense related to our borrowings under the 2014 Credit Agreement was $0.2 million and $0.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Under the 2014 Credit Agreement, RealD’s business is subject to certain limitations, including limitations on the Company’s ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell its assets other than in the ordinary course of business. The Company is also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 30, 2014, RealD was in compliance with all financial covenants in our Credit Agreement. If the Company fails to comply with any of the covenants or if any other event of default, as defined in the 2014 Credit Agreement, should occur, the bank lenders could elect to prevent the Company from borrowing and declare the indebtedness to be immediately due and payable.

The 2014 Credit Agreement contains customary events of default applicable to the Company and/or its subsidiaries, including, among other things the occurrence of any change of control. If one or more events of default occurs and continues beyond any applicable cure period, City National may, with the consent of the Lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such Lenders, terminate the commitments of the Lenders to make further loans and declare all of the obligations of the Loan Parties under the 2014 Credit Agreement to be immediately due and payable.

6. Commitments and contingencies

Indemnities and commitments

During the ordinary course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of our technologies, and indemnities to the Company’s directors and officers to the maximum extent permitted under the laws of the State of California. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities and commitments in the accompanying condensed consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is reasonably probable and estimable.

The Company has entered into contracts with certain of its vendors. Future obligations under such contracts totaled $6.3 million at June 30, 2014 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

Contingencies and assessments

The Company is subject to various loss contingencies and assessments arising in the course of its business, some of which relate to litigation, claims, property taxes and sales and use tax or goods and services tax assessments. The Company considers the likelihood of the loss or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss in determining loss contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted. Based on the information presently available, including discussion with counsel and other consultants, management believes that resolution of these matters will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition or cash flows.

7. Share-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718,  Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates. The Company’s estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for all share-based arrangements for the three months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended
	June 30,	June 30,
(in thousands)	2014	2013
Share-based compensation
Cost of revenue	$191	$299
Research and development	626	707
Selling and marketing	927	1,322
General and administrative	2,227	2,317
Total	$3,971	$4,645

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the three months ended June 30, 2014, the Company granted 0.4 million stock options at a weighted average grant date fair value of $6.21 per share.  For the three months ended June 30, 2014 and June 30, 2013, share-based compensation expense related to stock options and the Company’s employee stock purchase plan was $2.8 million and $3.5 million, respectively.

Certain of the Company’s management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, the Company’s Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the three months ended June 30, 2014 and June 30, 2013, share-based compensation expense related to performance stock options was $0 and $0.5 million, respectively.

Certain of the Company’s management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended June 30, 2014, share-based compensation related to performance stock units was $0.1 million. For the three months ended June 30, 2013, share-based compensation related to performance stock units was $0.1 million.

Certain of the Company’s employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the three months ended June 30, 2014, the Company granted 1.0 million restricted stock units at a weighted average grant date fair value of $11.42 per restricted stock unit. For the three months ended June 30, 2014 and June 30, 2013, share-based compensation expense related to restricted stock units was $1.2 million and $0.5 million, respectively.

8. Income taxes

The Company’s income tax expense for the three months ended June 30, 2014 and June 30, 2013 was $2.3 million and $1.7 million, respectively. The increase in income tax expense is due primarily to increased revenues in foreign jurisdictions where the Company is subject to foreign income taxes. The Company has net operating losses that may potentially be offset against future domestic earnings. The Company files federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, the Company’s United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of June 30, 2014, the Company has determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

9. Equity

A summary of the changes in total equity for the three months ended June 30, 2014 was as follows:

	RealD Inc.
	stockholders’	Noncontrolling	Total
(in thousands)	deficit	interest	equity (deficit)
Balance, March 31, 2014	151,412	(578)	150,834
Share-based compensation	3,971	-	3,971
Exercise of stock options	2,010	-	2,010
Other comprehensive loss, net of tax	(1)	-	(1)
Comprehensive income:
Net income	5,501	-	5,501
Total comprehensive income			5,501
Balance, June 30, 2014	$162,893	(578)	162,315

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies and our ability to successfully commercialize our technologies within a particular time frame, if at all; 3D motion picture releases and conversions scheduled for fiscal year 2015 ending March 31, 2015 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; RealD relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and our ability to execute and achieve anticipated savings or other benefits from our cost reduction efforts. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

As the result of 3D box office performance of certain motion pictures due to consumer preferences and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, we implemented a plan to reduce overall costs of our global operations while continuing to make significant research and development (R&D) investments and build the framework for our future growth. As part of our cost reduction plan implemented during our fiscal year ended March 31, 2014, we reduced our workforce by approximately 20%, rescoped and made other changes to certain R&D projects, reduced general and administrative expenses and streamlined certain manufacturing operations. Termination and related charges totaled approximately $4.7 million for the year ended March 31, 2014. As a result of our cost reduction plan, we began to reduce costs in fiscal year 2014 and plan to fully implement the remaining actions during fiscal year 2015. For more information regarding our cost reduction plan, see “2014 Cost reduction plan” below.

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

•         Adjusted EBITDA.  We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non-U.S. GAAP category “restructuring charges, severance costs and reserves.” We do not consider the preceding adjustments to be indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see “Non-U.S. GAAP discussion.”

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended
	June 30,	June 30,
(approximate numbers, in millions)	2014	2013
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$387	$431
Estimated box office on RealD international screens	400	407
Total estimated box office on RealD screens	$787	$838

	Three months ended
	June 30,	June 30,
(approximate numbers)	2014	2013
Number of 3D motion pictures (released domestically during period)	10	8

	June 30,	June 30,
	2014	2013
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,450	13,100
Total international RealD enabled screens	12,150	10,400
Total RealD enabled screens	25,600	23,500
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	3,000	2,900
Total international locations with RealD enabled screens	3,000	2,700
Total locations with RealD enabled screens	6,000	5,600

Performance highlights for Adjusted EBITDA, another key business metric and a Non-U.S. GAAP financial measure, are presented below under the caption “Non-U.S. GAAP discussion.”

Opportunities, trends and factors affecting comparability

Historically, our business has rapidly evolved and expanded since we acquired ColorLink in March 2007. This expansion has included hiring most of our senior management team, acquiring and growing our research and development facilities in Boulder, Colorado, and building infrastructure to support our business. Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales and marketing presence in the Asia, Latin America, Russia and other geographic regions, enhance and expand our technology and product offerings and pursue strategic acquisitions. For example, in 2011, we established a RealD sales and operating presence in China, in 2012, we established a RealD sales and operating presence in Russia and, in 2013, we established a RealD sales and operating presence in Latin America.

Cinema

The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D technologies. As of June 30, 2014, there were approximately 25,600 RealD-enabled screens worldwide as compared to approximately 23,500 RealD-enabled screens worldwide as of June 30, 2013, an increase period over period of 2,100 RealD-enabled screens or 9%. The majority of our increase in installed screens occurred in Latin America, China and Europe. Based on the slate announced by motion picture studios, we anticipate that approximately 29 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2015, including sequels to successful major motion picture franchises, such as Captain America, Rio, The Amazing Spider-Man, X-Men, How to Train Your Dragon, Transformers, The Hobbit and Madagascar.

Other technologies

We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended
	June 30,	June 30,
(in thousands)	2014	2013
Consolidated statements of operations data:
Revenue	$55,379	$59,219
Cost of revenue	25,396	31,038
Gross margin	29,983	28,181
Operating expenses:
Research and development	3,790	5,544
Selling and marketing	5,791	7,338
General and administrative	12,344	14,422
Total operating expenses	21,925	27,304
Operating income	8,058	877
Interest expense, net	(430)	(489)
Other income (loss)	160	(209)
Income before income taxes	7,788	179
Income tax expense	2,287	1,715
Net income (loss)	5,501	(1,536)
Net loss attributable to noncontrolling interest	-	2
Net income (loss) attributable to RealD Inc. common stockholders	$5,501	$(1,534)

Other data:
Adjusted EBITDA (1)	$22,929	$16,027

(1)       Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

2014 Cost reduction plan

On November 12, 2013, the Company announced a plan to reduce the overall costs of its global operations (the “2014 Cost Reduction Plan”) while continuing to make significant research and development investments and build the framework for the Company’s future growth. The 2014 Cost Reduction Plan was primarily a response to the anticipated impact on the Company’s financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that the Company’s 3D cinema business is maturing in many markets like the United States in which the Company expected equipment installations to begin to slow. As a result of the 2014 Cost Reduction Plan, the Company reduced its staff by approximately 20%, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. These actions were intended to rationalize the further expansion of the Company’s global cinema platform by focusing on emerging growth markets and higher performing circuits, streamlining the Company’s manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of the Company’s customers and focusing the Company’s research and development efforts on technologies that would enable the Company to expand its visual technology product offerings.

As a result of the 2014 Cost Reduction Plan’s workforce reduction, the Company incurred termination and related charges totaling approximately $4.7 million for the year ended March 31, 2014. Additionally, the Company expects to incur approximately $0.6 million during the current fiscal year in other charges principally related to the accrual of losses for a lease for certain manufacturing facilities that will no longer be used in the Company’s operations. Therefore, the total charges associated with the 2014 Cost Reduction Plan currently are estimated to be approximately $5.3 to $5.9 million, of which $4.8 million has been incurred through June 30, 2014. The following table summarizes the charges resulting from implementation of the 2014 Cost Reduction Plan during the three months ended June 30, 2014:

	Three months ended June 30, 2014
(in thousands)	Personnel	Leasehold	Total
Cost of revenue	$-	$71	$71
Research and development	-	-	-
Selling and marketing	-	-	-
General and administrative	-	-	-
Total	$-	$71	$71

The following table summarizes the activity resulting from implementation of the 2014 Cost Reduction Plan within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2014	$1,416	$-	$1,416
Charges	-	71	71
(Payments)	(209)	(71)	(280)
Cost reduction plan liabilities as of June 30, 2014	$1,207	$-	$1,207

Additionally, the Company has certain office space that includes approximately $7.0 million in leasehold improvements included within fixed assets (see Note 3 “Property and equipment, RealD Cinema Systems and digital projectors”), which could become subject to an impairment assessment upon a future change in circumstances.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue

	Three months ended
	June 30,		June 30,
(in thousands)	2014		2013		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$13,231	24%	$16,607	28%	$(3,376)	(20%)
International	22,742	41%	20,699	35%	2,043	10%
Total license revenue	$35,973	65%	$37,306	63%	$(1,333)	(4%)
Product and other revenue
Domestic	$12,856	23%	$16,025	27%	$(3,169)	(20%)
International	6,550	12%	5,888	10%	662	11%
Total product and other revenue	$19,406	35%	$21,913	37%	$(2,507)	(11%)
Total revenue	$55,379	100%	$59,219	100%	$(3,840)	(6%)

Our total revenue for the three months ended June 30, 2014 decreased $3.8 million, or 6%, as compared to the three months ended June 30, 2013. As our percentages of admission period over period remained relatively consistent, the decrease was primarily due to a decrease in domestic license revenue and lower eyewear revenue resulting from an overall decrease in domestic box office performance during the period. This decrease in domestic revenue was partially offset by an increase in international license revenue resulting from our expansion into emerging markets, such as China and Russia and higher international eyewear sales during the quarter. Our international markets comprised approximately 53% of total revenue for the three months ended June 30, 2014 as compared to approximately 45% for the three months ended June 30, 2013.

For the three months ended June 30, 2014, there were nine motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended June 30, 2014 includes admission-based fees related to the following motion pictures: X-Men: Days of Future Past ($5.1 million), Amazing Spider-Man 2 ($4.6 million), Captain America 2: The Winter Soldier ($3.9 million), Godzilla ($3.5 million), Maleficent ($3.5 million), Rio 2 ($3.1 million), Transformers 4: Age of Extinction ($1.7 million), Edge of Tomorrow ($1.5 million) and How to Train Your Dragon 2 ($1.4 million).

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

License revenues comprised 65% and 63% of total revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. International license revenues comprised of $22.7 million, or 63% of total license revenues and $20.7 million, or 55% of total license revenue for the three months ended June 30, 2014 and June 30, 2013, respectively.

The $2.5 million decrease in our product and other revenue during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our domestic markets. This decrease was further impacted by a reduction in average eyewear revenue per unit sold. This decrease in RealD eyewear volume domestically compared to the prior period resulted from exhibitor buying patterns relative to the film slate and purchases by certain exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product revenues totaled $6.6 million, or 34%, of total product revenues and $5.9 million, or 27%, of total product revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. International product and other revenues were 29% of international license revenue for the three months ended June 30, 2014 as compared to 28% for the three months ended June 30, 2013.

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions and box office performance of those films.

Cost of Revenue

	Three months ended
	June 30,		June 30,
(in thousands)	2014		2013		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$35,973	65%	$37,306	63%	$(1,333)	(4%)
Product and other	19,406	35%	21,913	37%	(2,507)	(11%)
Total revenue	$55,379	100%	$59,219	100%	$(3,840)	(6%)
Cost of revenue:
License	$10,897	30%	$10,818	29%	$79	1%
Product and other	14,499	75%	20,220	92%	(5,721)	(28%)
Total cost of revenue	$25,396	46%	$31,038	52%	$(5,642)	(18%)
Gross profit:
License	$25,076	70%	$26,488	71%	$(1,412)	(5%)
Product and other	4,907	25%	1,693	8%	3,214	190%
Total gross profit	$29,983	54%	$28,181	48%	$1,802	6%

The three months ended June 30, 2014 includes expenses discussed under the caption “2014 Cost reduction plan”.

For the three months ended June 30, 2014, our cost of revenue decreased $5.6 million primarily due to the lower volume of RealD eyewear largely as a result of lower domestic box office performance.  This decrease in cost of revenue further impacted cost of revenue as a percentage of revenue, which decreased to 46% for the three months ended June 30, 2014, as compared to 52% for the three months ended June 30, 2014.

License cost of revenue for the three-months ended June 30, 2014 remained relatively consistent quarter-over-quarter primarily as a result of a $0.5 million increase in depreciation expense resulting from an increase in RealD-enabled screens, and partially offset by $0.5 million decrease in inventory obsolescence expense. Depreciation expense totaling $8.2 million and $7.7 million, or 23% and 21% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months periods ended June 30, 2014 and June 30, 2013, respectively.

Product and other gross profit increased $3.1 million during the three months ended June 30, 2014, primarily as a result of optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin increased to 25% for the three months ended June 30, 2014 as compared to 8% for the three months ended June 30, 2013.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $2.1 million and $2.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

Our cost of revenue as a percentage of revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of license and product revenue, the mix of domestic and international product revenues, the relative mix of products and any new revenue sources, impairment charges and the cost per unit of eyewear as well as the percentage usage of recycled eyewear. Our impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology.

Operating Expenses

	Three months ended
	June 30,	June 30,	Amount	Percentage
(in thousands)	2014	2013	change	change
Research and development	$3,790	$5,544	$(1,754)	(32%)
Selling and marketing	5,791	7,338	(1,547)	(21%)
General and administrative	12,344	14,422	(2,078)	(14%)
Total operating expenses	$21,925	$27,304	$(5,379)	(20%)

Research and development. Our research and development expenses  decreased during the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to $0.9 million lower personnel costs as a result of the 2014 Cost Reduction Plan and $0.5 million lower outside services fees. We expect to continue to support our research and development expenses to support our anticipated growth in consumer electronics projects and initiatives, primarily for additional personnel, consultants and prototype and materials costs, as well as for continued investment in our cinema business.

Selling and marketing. Our selling and marketing expenses decreased primarily due to $0.7 million online and other marketing expenses, $0.6 million lower personnel costs as a result of the 2014 Cost Reduction Plan, $0.2 million lower outside services fees and $0.2 million lower exhibition marketing expenses, which was partially offset by $0.1 million higher fulfillment shipping charges. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our consumer electronics business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses decreased primarily due to $1.2 million lower personnel costs as a result of the 2014 Cost Reduction Plan, $0.9 million lower outside services fees and $0.3 million lower sales and property taxes, which was offset by $0.3 million higher depreciation and amortization expenses.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.4 million and $0.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in net interest expense was primarily due to increased borrowings under the 2014 Credit Agreement.

Income tax.  Our income tax expense for the three months ended June 30, 2014 was $2.3 million compared to $1.7 million for the three months ended June 30, 2013, primarily due to increased foreign revenue in countries subject to withholding and income taxes.

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

Liquidity and capital resources

On June 26, 2014, we entered into the Amended and Restated Credit Agreement (the “2014 Credit Agreement”), by and among the Company, as borrower, City National Bank, as administrative agent and letter of credit issuer (“City National”), the other agents from time to time party thereto and the lenders from time to time party thereto (the “Lenders”). The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among the Company, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013.

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to us:

•                  a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the “Revolving Facility”), which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•                  a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015, we borrowed $37.3 million under the Term Loan Facility, resulting in $12.7 million being available for future draws through June 26, 2016.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the April 19, 2012 credit agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Eurocurrency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee equal of between 2.25% to 2.75%, depending on the Company’s leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at June 30, 2014 and March 31, 2014.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by the Company’s subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), Stereographics Corporation, a California corporation (“Stereographics”), and RealD DDMG Acquisition, LLC, a Delaware limited liability company (together with the Company, ColorLink and Stereographics, the “Loan Parties”). The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

As of June 30, 2014, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility, a total of $62.7 million available under the 2014 Credit Agreement.

As of June 30, 2014, there was no balance outstanding under the Revolving Facility. On June 30, 2014, the first quarterly term loan installment of $1.9 million was made on the Term Loan Facility. The outstanding balance of $35.4 million on the Term Loan Facility at June 30, 2014 is to be repaid in 15 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018. As of June 30, 2014, our primary sources of liquidity were our cash and cash equivalents of $27.8 million and funds available under the 2014 Credit Agreement. Our cash equivalents primarily consist of money market funds and other marketable securities that mature within three months from the date of purchase. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes.

We believe that our cash, cash equivalents, potential cash flows from operations, and our availability under the 2014 Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Three months ended
	June 30,	June 30,
(in thousands)	2014	2013
Operating activities	$4,106	$(8,715)
Investing activities	(5,364)	(9,994)
Financing activities	$300	$5,951

Cash flow from operating activities

The three months ended June 30, 2014 includes payments discussed under the caption “2014 Cost reduction plan”.

Operating activities provided cash inflow of $4.1 million during the three months ended June 30, 2014. The cash inflow primarily resulted from net income adjusted for non-cash items, partially offset by increases in accounts receivable. Increases in accounts receivable was related to collections timing and seasonal revenue.

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

Cash flow from investing activities

For both the three months ended June 30, 2014 and June 30, 2013, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $5.4 million for the three months ended June 30, 2014 and $10.1 million for the three months ended June 30, 2013.  In the future, we will continue to invest in our business to grow sales and develop new products.

Cash flow from financing activities

Net cash inflows from financing activities for the three months ended June 30, 2014 resulted from $37.3 million in proceeds from the 2014 Credit Agreement, $2.0 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $36.2 million payoff of the 2012 Credit Agreement, the $1.9 million quarterly payment on the 2014 Credit Agreement and the $0.9 million payment of the debt issuance cost related to the completion of the 2014 Credit Agreement.

Net cash inflows from financing activities for the three months ended June 30, 2013 primarily resulted from $5.0 million of proceeds from the 2014 Credit Agreement and $1.0 million proceeds from issuance of stock options.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were recorded as a deferred charge.  The issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

As of June 30, 2014, there was $35.4 million in debt outstanding under the 2014 Credit Agreement and $64.6 million available to borrow under the 2014 Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes, stock repurchases, including investing in technology.

For the three months ended June 30, 2014 and June 30, 2013, proceeds from employee stock option exercises and employee stock plan purchases were $2.0 million and $1.0 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $68.0 million inception to date. For the three months ended June 30, 2014, there were no stock repurchases.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of June 30, 2014. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three months ended June 30, 2014 and June 30, 2013:

	Three months ended
	June 30,	June 30,
(in thousands)	2014	2013

Net income (loss)	$5,501	$(1,536)
Add (deduct):
Interest expense, net	430	489
Income tax expense	2,287	1,715
Depreciation and amortization	9,813	9,554
Other (income) loss (1)	(160)	209
Share-based compensation expense (2)	3,971	4,645
Impairment of assets and intangibles (3)	1,016	951
Cost reduction plan (4)	71	-
Adjusted EBITDA (5)	$22,929	$16,027

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

(4)              Expenses under our 2014 Credit Agreement for the non-U.S. GAAP category “restructuring charges, severance costs and reserves” (also see the “2014 Cost reduction plan” caption above).

(5)              Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see the entirety of this “Non-U.S. GAAP discussion”.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA also aligns with the similarly titled definition in our 2014 Credit Agreement and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

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

License revenue.  License revenue, net of allowances, is accounted for as an operating lease. License revenue is primarily derived under a per-admission, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated allowances, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have no more obligations to our customers specific to the contingent payment received. Certain of our license revenue from leasing our RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. We estimate and record licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee’s recent payment history.

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

Share-based compensation expense for all share-based arrangements for the three months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended
	June 30,	June 30,
(in thousands)	2014	2013
Share-based compensation
Cost of revenue	$191	$299
Research and development	626	707
Selling and marketing	927	1,322
General and administrative	2,227	2,317
Total	$3,971	$4,645

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the three months ended June 30, 2014, we granted 0.4 million stock options at a weighted average grant date fair value of $6.21 per share.  For the three months ended June 30, 2014 and June 30, 2013, share-based compensation expense related to stock options and our employee stock purchase plan was $2.8 million and $3.5 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the three months ended June 30, 2014 and June 30, 2013, share-based compensation expense related to performance stock options was $0 and $0.5 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended June 30, 2014, share-based compensation related to performance stock units was $0.1 million.  For the three months ended June 30, 2013, share-based compensation related to performance stock units was $0.1 million.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the three months ended June 30, 2014, we granted 1.0 million restricted stock units at a weighted average grant date fair value of $11.42 per restricted stock unit. For the three months ended June 30, 2014 and June 30, 2013, share-based compensation expense related to restricted stock units was $1.2 million and $0.5 million, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of June 30, 2014 and March 31, 2014, the inventory reserve as a result of the Company’s net realizable value analyses was $0.1 million and $0.6 million, respectively.

Domestically, the Company provides RealD eyewear free of charge to motion picture exhibitors and then receives a fee from the motion picture studios for the usage of RealD eyewear by the motion picture exhibitors’ consumers. Eyewear shipped from inventory is deferred on the shipment date and then amortized to cost of product revenue according to assumptions related to eyewear usage by consumers.

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

For the three months ended June 30, 2014 and June 30, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.0 million and $1.0 million, respectively.

Deferred tax asset valuation and tax exposures

As of June 30, 2014, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, effective for RealD as of April 1, 2017 (the first quarter of fiscal year 2018). The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The new Topic 606 does not apply to lease contracts within the scope of Topic 840 leases. The objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At June 30, 2014, we had cash and cash equivalents of $27.8 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Eurocurrency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Eurocurrency rate for a one month Interest Period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of June 30, 2014, we had $35.4 million in borrowings outstanding under the 2014 Credit Agreement which bear interest at approximately 2.69%.

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

As of June 30, 2014, we had no outstanding forward contracts based in foreign currencies. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three months ended June 30, 2014 and June 30, 2013, the net loss related to the change in fair value of our foreign currency forward contracts was insignificant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

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

In March 2014, we filed separate patent lawsuits in the United States District Court for the Central District of California against MasterImage 3D, Inc., et al., for its MI-Horizon 3D products, and against Volfoni Inc., et al., for its SmartCrystal Diamond product. These lawsuits contend that MasterImage 3D and Volfoni are infringing on RealD XL Cinema System intellectual property rights with their respective products. In June 2014, we dismissed the lawsuit against Volfoni without prejudice after Volfoni made specific representations and warranties that it had not sold or distributed and is not selling or distributing its SmartCrystal product in the United States.

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

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London’s Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee that the number of 3D motion pictures being released will remain at current levels or increase or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, changes in consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options.  The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended toward viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D or may decide not to show 3D motion pictures at peak movie-going hours. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, the inability to see 3D motion pictures at peak hours, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal year 2014 compared to fiscal year 2013. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film’s release date from one accounting period to another could adversely affect our financial condition, results of operations and business.

If motion picture exhibitors do not continue to use our RealD Cinema Systems or experience financial difficulties, our growth and results of operations could be adversely affected.

Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether we or any of our existing motion picture exhibitor licensees may now or in the future be in breach of those agreements or whether our existing motion picture exhibitor licensees will renew their license agreements with us at the end of their term. If our existing motion picture exhibitor licensees do not renew their license agreements with us, or they negotiate renewals of their license agreements for substantially lesser license fees, our revenue would decline, which would adversely affect our business and results of operations. In addition, if motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then our revenue could be materially and adversely affected, and motion picture studios may not produce and release 3D motion pictures, which could also adversely affect our financial condition, results of operations and business.

In addition, license revenue from Wanda (including AMC), Cinemark and Regal collectively comprised approximately 33% of our gross license revenue in the year ended March 31, 2014, 22% in the year ended March 31, 2013 and 24% in the year ended March 23, 2012. If any of these motion picture exhibitors were to experience financial difficulties, they may be unable to pay us amounts due in a timely fashion or at all could substantially reduce our cash flow and could materially and adversely impact our financial condition and results of operations. For example, in order to attract more movie-goers, these motion picture exhibitors recently renovated certain of their theaters and installed larger chairs, which not only led to reduced seating capacity, but also resulted in higher ticket prices. If the motion picture exhibitors are unable to attract more movie-goers who are willing to pay higher ticket prices, they could experience financial difficulties, which in turn could adversely affect our financial condition, results of operations and business.

A deterioration in our relationships with the major motion picture studios could adversely affect our business and results of operations.

The six major motion picture studios accounted for approximately 78% of domestic box office revenue and eight of the top 10 grossing 3D motion pictures in calendar year 2013. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. Additionally, if consumers’ demand for 3D motion pictures declines, then motion picture studios may reduce marketing the 3D aspect of 3D motion pictures which could reduce box office performance of 3D motion pictures and our revenue could be adversely affected.

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

While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in our fiscal years ended 2014, 2013, 2011 and 2010.  Our revenues declined in our fiscal year 2014 as compared to the prior year.  If we cannot return to sustainable revenue growth and profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

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

We face competition for consumer attention from other forms of entertainment that may drive down motion picture box office and license revenue from motion picture exhibitors. We compete with a number of alternative motion picture distribution channels, such as cable, satellite, broadcast, packaged media and the Internet and business models in these areas continue to evolve rapidly. There are also other forms of entertainment competing for consumers’ leisure time and disposable income such as concerts, amusement parks, sporting events and, from time to time, other major events like the Olympic Games or the World Cup. A significant increase in the popularity of these alternative motion picture channels and competing forms of entertainment could reduce the demand for theatrical exhibition of 3D motion pictures, including those viewed with our RealD Cinema Systems, or the use of 3D-enabled consumer electronics devices, any of which would have an adverse effect on our business and operating results.

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

We are highly leveraged. As of March 31, 2014, our total indebtedness was approximately $36.3 million. Our high degree of leverage could have important consequences, including the following: (i) we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations; (ii) we may be unable to meet our working capital and capital expenditure needs or compete successfully in our industry, particularly if we increase our debt obligations under our secured credit facility; (iii) our ability to obtain additional financing in the future, including obtaining additional commitments from our Revolving Facility, may be limited; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and (vi) we may be vulnerable to general adverse economic and industry conditions, including changes in interest rates.

We may borrow additional amounts under our credit facilities to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. We may maintain a certain amount of indebtedness on an ongoing basis. Our revolving credit facility matures on June 26, 2017, and our term loan facility matures on June 26, 2018.

Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts in place that would protect us against changes in interest rates. There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms we can afford. For more information regarding our credit facilities, see “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”

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

Our RealD 3D eyewear business model in North America relies on fees from motion picture studios for the usage of RealD eyewear by motion picture exhibitors’ customers, and the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

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

While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures”), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of June 30, 2014, we had foreign tax credit carryforwards of approximately $16.4 million for federal income tax purposes that begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.

We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from the implementation of our cost reduction plan.

As the result of 3D box office performance of certain motion pictures due to consumer preferences and the fact that our 3D cinema business is maturing in many markets like the United States where we expect equipment installations to begin to slow, we implemented a plan during fiscal year 2014 to reduce the overall costs of our global operations while continuing to make significant research and development (R&D) investments and build the framework for our future growth. As part of our cost reduction plan, we reduced our staff by approximately 20%, rescoped and made other changes to certain R&D projects, reduced general and administrative expenses and streamlined certain manufacturing operations. Our ability to achieve anticipated savings is dependent upon various future developments, some of which are beyond our control. We may also not realize, in full or in part, the anticipated benefits and savings from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience unanticipated and unforeseen changes to our business, we may face further cost reduction measures and/or reorganization activities in the future.

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

Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under our expanded credit facility. As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see “Non-U.S. GAAP discussion” under Item 7 in Part II.

We face risks in conducting business in China, Russia and other emerging economies.

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, China and Russia are among the Company’s largest and fastest growing market opportunities. As of March 31, 2014, our RealD Cinema Systems were deployed and operated in approximately 1,500 cinema screens in China and approximately 250 cinema screens in Russia, with an additional approximately 950 screens under contract within these markets. We believe that our sales of products and services in China, Russia and other emerging economies will expand in the future to the extent that the use of digital technologies increases in these countries, including in movies and theaters, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are more difficult to enforce as compared to the United States, Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have built our business, in part, through acquisitions of intellectual property and other assets, including Stereographics in 2005 and ColorLink in 2007. We intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management’s time and focus from operating our business, potentially have adverse effects on our existing business relationships and our key employees and involve risks associated with entering markets in which we have no or limited prior experience. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

We have incurred, and may continue to incur, increased costs and demands on our management as a result of complying with the laws and regulations affecting public companies. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the SEC reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The increased costs associated with operating a public company may negatively affect our operating results and divert our management’s attention from other business concerns.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, including those factors listed in “—Risks related to our business and our industry” and the following:

•            our quarterly or annual earnings or those of our competitors;

•            the public’s reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;

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

In addition, the stock market in general, and the market for technology and media companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources even if such litigation is without merit and regardless of the outcome of such litigation.

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

As of June 30, 2014, we had 49,905,227 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of June 30, 2014, there were 14,153,368 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 5,044,608 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68 million inception to date. For the three months ended June 30, 2014, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 29, 2011

3.3	Amended and Restated Bylaws as amended and restated June 5, 2013.	10-K	001-34818	3.3	June 6, 2013

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

10.1†	Separation Agreement and General Release with Minard Hamilton dated November 11,2013.	10-Q	001-34818	10.1	February 5, 2014

10.2†	Separation Agreement and General Release with Joseph Peixoto dated October 21, 2013.	10-Q	001-34818	10.2	February 5, 2014

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.3	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to					X

Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document.	X

101.SCH*	XBRL Taxonomy Extension Schema Document.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Indicates a management contract or compensatory plan or arrangement.

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

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa
Chief Financial Officer and Chief Business Development Officer, Cinema
(Principal Financial Officer)

By:	/s/ Heather O’Connor
Heather O’Connor
Senior Vice President, Finance
and Chief Accounting Officer
(Principal Financial Officer)

Date: August 5, 2014