Form 10-Q
period 2014-09-30
RealD Inc.
filed 2014-11-03
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
Yes   ☐        No      ☒

On October 27, 2014, the registrant had 50,185,773 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2014

PART I – FINANCIAL INFORMATION
		Page
		Number

ITEM 1.	Financial statements	3

	Condensed consolidated balance sheets as of September 30, 2014 (unaudited) and March 31, 2014	3

	Condensed consolidated statements of operations (unaudited) for the three and six months ended September 30, 2014 and September 30, 2013	4

	Condensed consolidated statements of comprehensive income (loss) (unaudited) for the three and six months ended September 30, 2014 and September 30, 2013	5

	Condensed consolidated statements of cash flows (unaudited) for the six months ended September 30, 2014 and September 30, 2013	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations	17

ITEM 3.	Quantitative and qualitative disclosures about market risk	34

ITEM 4.	Controls and procedures	36

PART II – OTHER INFORMATION

ITEM 1.	Legal proceedings	36

ITEM 1A.	Risk factors	37

ITEM 2.	Unregistered sales of equity securities and use of proceeds	50

ITEM 3.	Defaults upon senior securities	50

ITEM 4.	Mine safety disclosures	50

ITEM 5.	Other information	51

ITEM 6.	Exhibits	52

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,903	$28,800
Accounts receivable, net	40,600	48,422
Inventories	7,704	9,109
Deferred costs – eyewear	56	149
Prepaid expenses and other current assets	4,975	5,197
Total current assets	103,238	91,677
Property and equipment, net	22,974	22,491
Cinema systems, net	96,106	106,792
Goodwill	10,657	10,657
Other intangibles, net	5,518	6,154
Deferred income taxes	4,571	4,571
Other assets	7,925	4,840
Total assets	$250,989	$247,182
Liabilities and equity
Current liabilities:
Accounts payable	$8,414	$12,470
Accrued expenses and other liabilities	22,332	21,896
Deferred revenue	6,673	8,143
Income taxes payable	903	1,790
Deferred income taxes	4,292	4,288
Current portion of Credit Agreement	7,460	12,500
Total current liabilities	50,074	61,087
Credit Agreement, net of current portion	26,110	23,750
Deferred revenue, net of current portion	4,937	6,465
Other long-term liabilities	4,297	5,046
Total liabilities	85,418	96,348
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 50,077 and 49,438 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	363,553	352,913
Accumulated deficit	(197,829)	(201,763)
Accumulated other comprehensive income	425	262
Total RealD Inc. stockholders’ equity	166,149	151,412
Noncontrolling interest	(578)	(578)
Total equity	165,571	150,834
Total liabilities and equity	$250,989	$247,182

 See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue:
License	$31,834	$30,976	$67,807	$68,282
Product and other	15,578	12,953	34,984	34,866
Total revenue	47,412	43,929	102,791	103,148
Cost of revenue:
License	11,613	11,691	22,510	22,509
Product and other	10,892	12,332	25,391	32,552
Total cost of revenue	22,505	24,023	47,901	55,061
Gross profit	24,907	19,906	54,890	48,087
Operating expenses:
Research and development	6,425	4,685	10,215	10,229
Selling and marketing	5,414	6,115	11,205	13,453
General and administrative	11,168	11,950	23,512	26,372
Total operating expenses	23,007	22,750	44,932	50,054
Operating income (loss)	1,900	(2,844)	9,958	(1,967)
Interest expense, net	(455)	(751)	(885)	(1,240)
Other income (loss)	(1,336)	483	(1,176)	274
Income (loss) before income taxes	109	(3,112)	7,897	(2,933)
Income tax expense	1,676	1,552	3,963	3,267
Net income (loss)	(1,567)	(4,664)	3,934	(6,200)
Net loss attributable to noncontrolling interest	—	13	—	15
Net income (loss) attributable to RealD Inc. common stockholders	$(1,567)	$(4,651)	$3,934	$(6,185)
Earnings (loss) per common share:
Basic	$(0.03)	$(0.09)	$0.08	$(0.13)
Diluted	$(0.03)	$(0.09)	$0.08	$(0.13)
Shares used in computing earnings (loss) per common share:
Basic	49,783	49,260	49,828	49,479
Diluted	49,783	49,260	51,962	49,479

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended		Six months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$(1,567)	$(4,664)	$3,934	$(6,200)
Other comprehensive income, net of tax:
Foreign currency translation gains	164	68	163	205
Other comprehensive income, net of tax	164	68	163	205
Comprehensive income (loss)	$(1,403)	$(4,596)	$4,097	$(5,995)

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income (loss)	$3,934	$(6,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,223	19,764
Deferred income tax	4	(3)
Non-cash interest expense	126	140
Non-cash stock compensation	8,233	9,118
Gain on sale of digital projectors	—	(18)
Loss on disposal of property and equipment	(41)	—
Impairment of long-lived assets and related purchase commitments	1,468	2,783
Changes in operating assets and liabilities:
Accounts receivable	7,822	2,621
Inventories	1,405	(3,626)
Prepaid expenses and other current assets	237	(1,834)
Deferred costs - eyewear	93	433
Other assets	(2,316)	127
Accounts payable	(4,042)	(11,420)
Accrued expenses and other liabilities	436	(1,512)
Other long-term liabilities	(749)	229
Income taxes receivable/payable	(902)	464
Deferred revenue	(2,998)	(3,118)
Net cash provided by operating activities	32,933	7,948

Cash flows from investing activities
Purchases of property and equipment	(3,448)	(3,343)
Purchases of cinema systems and related components	(7,456)	(13,044)
Proceeds from sale of property and equipment	79	70
Net cash used in investing activities	(10,825)	(16,317)

Cash flows from financing activities
Proceeds from Credit Agreement	37,300	37,500
Repayments on Credit Agreement	(39,980)	(20,000)
Payments of debt issuance costs	(895)	—
Proceeds from exercise of stock options	2,116	1,079
Proceeds from employee stock purchase plan	291	303
Purchases of treasury stock	—	(7,511)
Net cash provided (used) by financing activities	(1,168)	11,371
Effect of currency exchange rate changes on cash and cash equivalent	163	205
Net increase in cash and cash equivalents	21,103	3,207
Cash and cash equivalents, beginning of period	28,800	31,020
Cash and cash equivalents, end of period	$49,903	$34,227

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 refers to RealD Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three months and six months ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of the Company’s condensed consolidated financial statements. Accordingly, certain information and footnote disclosure normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2014 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	licensing revenue terms applied to the timing and number of motion picture exhibitor consumer admissions;

•	domestic eyewear product revenue terms applied to when the usage occurs and the amount of usage;

•	effect of customer contract terms on revenue and balance sheet items;

•	impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•	useful lives of intangible assets and tangible assets;

•	timing and amount recognized for performance-based compensation, including bonus and certain restricted share units, based on projections of Company performance achievement;

•	the impact of potential future tax consequences of events that have been recognized in the Company’s financial statements;

•	valuation of accruals and allowances;

•	contingency assessments; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

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

The calculation of the basic and diluted earnings (loss) per share of common stock for the three and six months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income (loss)	$(1,567)	$(4,664)	3,934	(6,200)
Net loss attributable to noncontrolling interest	—	13	—	15
Net income (loss) attributable to RealD Inc. common stockholders	$(1,567)	$(4,651)	$3,934	$(6,185)
Denominator:
Weighted-average common shares outstanding (basic)	49,783	49,260	49,828	49,479
Effect of dilutive securities	—	—	2,134	—
Weighted-average common shares outstanding (diluted)	49,783	49,260	51,962	49,479
Earnings (loss) per common share:
Basic	$(0.03)	$(0.09)	$0.08	$(0.13)
Diluted	$(0.03)	$(0.09)	$0.08	$(0.13)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the three and six months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2013	2014	2013
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	8,697	9,612	9,046	9,741

Due to the loss attributable to the Company’s common stockholders for the three months ended September 30, 2014 and the three and six months ended September 30, 2013, basic loss per share of common stock and diluted loss per share of common stock are the same because the effect of potentially dilutive securities would be antidilutive.

The following table sets forth the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for the period where the Company had net income) as the required performance conditions had not been met as of September 30, 2014:

(in thousands)	Six months ended September 30, 2014
Options to purchase shares of common stock and restricted stock awards	1,203

Accounts receivable

Accounts receivable consists of trade receivables, value-added tax (“VAT”) receivables and other receivables. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The allowance for doubtful accounts and customer credits totaled $4.4 million and $3.2 million as of September 30, 2014 and March 31, 2014, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of September 30, 2014 and March 31, 2014, the inventory reserve as a result of the Company’s net realizable value analyses was $0 and $0.6 million, respectively.

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

For the three months ended September 30, 2014 and September 30, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.5 million and $1.8 million, respectively. For the six months ended September 30, 2014 and September 30, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.5 million and $2.8 million, respectively.

Revenue recognition

The Company derives substantially all of its revenue from the license of RealD Cinema Systems and the product sale of RealD eyewear. RealD evaluates revenue recognition for transactions using the criteria set forth by the Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) Topic 840, Leases, and ASC Topic 605, Revenue Recognition. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company records revenue net of estimated allowances.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended September 30, 2014 and September 30, 2013.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.3 million and $1.7 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Shipping and handling costs recognized in cost of revenue were $3.1 million and $3.9 million for the six months ended September 30, 2014 and September 30, 2013, respectively.

Research and development

Research and development (R&D) costs are expensed as incurred. Major components of R&D expense include salaries and benefits, materials and supplies inclusive of prototypes, non-recurring engineering, payments to third parties for R&D, facilities and equipment that can only be used for a particular project and overhead allocations of various administrative and facilities costs related to R&D.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606), effective for RealD starting April 1, 2017 (the first quarter of fiscal year 2018). Early application is not permitted. The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect; the Company has not yet selected a transition method.

The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases. The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance. ASU 2014-09 also changes Topic 360 Property, Plant and Equipment, Topic 350 Intangibles-Goodwill and Other and certain other U.S. GAAP. The Company has not yet determined the effects of Topic 606 and other ASU 2014-09 revisions on its consolidated financial statements.

3. Cinema Systems and Property & Equipment

Tangible fixed assets consist of the following:

	September 30,	March 31,
(in thousands)	2014	2014
RealD Cinema Systems	209,319	$205,632
Leasehold improvements	17,410	16,935
Machinery and equipment	7,283	4,753
Furniture and fixtures	1,269	1,272
Computer equipment and software	10,043	9,197
Construction in process	548	1,554
Total	$245,872	$239,343
Less accumulated depreciation	(126,792)	(110,060)
Cinema Systems and Property & Equipment, net	$119,080	$129,283

Depreciation expense amounted to $10.1 million and $9.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Depreciation expense amounted to $19.6 million and $19.1 million for the six months ended September 30, 2014 and September 30, 2013, respectively.

During the six months ended September 30, 2014, the Company received $0.1 million in cash from motion picture exhibitor customers for the sale of digital projectors. During the six months ended September 30, 2013, the Company received $0.1 million in cash from motion picture exhibitor customers for the sale of digital projectors.

4. Fair value measurement

The Company’s derivative instruments are recorded at fair value in other current assets and other current liabilities in the condensed consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on the Company’s condensed consolidated statements of operations. For all periods presented, none of the Company’s derivative instruments were designated as hedging instruments. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

To estimate the fair value of the derivative instruments, the Company uses valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs;

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used for measuring fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level of input used that is significant to the overall fair value measurement.

The Company purchases foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forcasted payments and expenses denominated in certain foreign currencies. As of September 30, 2014, RealD had outstanding forward contracts based on Great Britain Pound and Euro with notional amounts totaling $8.7 million. The fair value measurement of the derivative instruments was as follows:

(in thousands)
Fair value measurement as of September 30, 2014, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Derivatives:
Foreign currency forward contracts	$—	$119	$—	$119
Total assets	$—	$119	$—	$119

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$18	$—	$18
Total liabilities	$—	$18	$—	$18

As of March 31, 2014, the carrying amounts of the Company’s foreign currency forward contracts were not significant.

For both the three and six months ended September 30, 2014, the net gain related to the change in fair value of the Company's foreign currency forward contracts was $0.1 million. For both the three and six months ended September 30, 2013, the net gain (loss) related to the change in fair value of the Company’s foreign currency forward contracts was immaterial. Foreign currency master agreements typically allow the netting of receivables and payables. The Company had a net receivable of $0.1 million as of September 30, 2014 and any such amounts were not significant as of March 31, 2014.

The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not currently anticipate nonperformance by the counterparties.

5. 2014 Cost Reduction Plan

On November 12, 2013, the Company announced a plan to reduce the overall costs of its global operations (the “2014 Cost Reduction Plan”). The 2014 Cost Reduction Plan was primarily a response to the anticipated impact on the Company’s financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that the Company’s 3D cinema business is maturing in many markets like the United States in which the Company expected equipment installations to continue to slow. In accordance with the 2014 Cost Reduction Plan, the Company reduced its staff by approximately 20%, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. These actions were intended to rationalize the further expansion of the Company’s global cinema platform by focusing on emerging growth markets and higher performing motion picture exhibitors, streamlining the Company’s manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of the Company’s customers and focusing the Company’s research and development efforts on technologies that would enable the Company to expand its visual technology product offerings.

The Company accounts for the 2014 Cost Reduction Plan in accordance with the Accounting Standards Codification, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the 2014 Cost Reduction Plan’s workforce reduction and commencement of the relocation of manufacturing, the Company incurred termination and other charges totaling approximately $4.7 million for the fiscal year ended March 31, 2014. Charges of $0.6 million have been incurred in the six months ended September 30, 2014, including $0.3 million for the accrual of losses on a lease for manufacturing facilities that will no longer be used in the Company’s operations. Therefore, the total charges were $5.3 million through September 30, 2014. The following table summarizes the charges resulting from implementation of the 2014 Cost Reduction Plan during the three and six months ended September 30, 2014:

	Three months ended			Six months ended
	September 30, 2014			September 30, 2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$24	$302	$326	$24	$373	$397
Research and development	—	—	—	—	—	—
Selling and marketing	16	—	16	16	—	16
General and administrative	190	—	190	190	—	190
Total	$230	$302	$532	$230	$373	$603

The following table summarizes the activity resulting from implementation of the 2014 Cost Reduction Plan within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	230	373	603
(Payments)	(712)	(108)	(820)
Cost reduction plan liabilities as of September 30, 2014	$934	$265	$1,199

Additionally, the Company leases office space for its headquarters that includes approximately $6.0 million in leasehold improvements and other items classified as fixed assets (see Note 3 “Cinema Systems and Property & Equipment”). If the Company relocated the office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

6. Borrowings

2014 Credit Agreement

On June 26, 2014, RealD entered into the Amended and Restated Credit Agreement (the “2014 Credit Agreement”), by and among the Company, as borrower, City National Bank, as administrative agent and letter of credit issuer (“City National”), the other agents from time to time party thereto and the lenders from time to time party thereto (the “Lenders”). The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among the Company, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013 (the "2012 Credit Agreement").

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to RealD:

•	a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the “Revolving Facility”), which matures on June 26, 2017; and

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015, the Company borrowed $37.3 million under the Term Loan Facility, resulting in $12.7 million being available for future draws through June 26, 2016.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the Revolving Facility and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at the Company’s option at either the Eurocurrency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Eurocurrency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee between 2.25% to 2.75%, depending on the Company’s leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at September 30, 2014 and March 31, 2014.

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

As of September 30, 2014, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility, totaling $62.7 million of availability under the 2014 Credit Agreement.

As of September 30, 2014, there was no balance outstanding under the Revolving Facility. On June 30, 2014, the first quarterly term loan installment of $1.9 million was made on the Term Loan Facility. The term loan outstanding balance of $33.6 million at September 30, 2014 is to be repaid in 14 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018.  The current and non-current portions of the Credit Agreement due as of September 30, 2014 and March 31, 2014 were as follows:

	September 30, 2014	March 31, 2014
(in thousands)
Current portion of Credit Agreement	$7,460	$12,500
Credit Agreement, net of current portion	26,110	23,750
Total Credit Agreement	$33,570	$36,250

At September 30, 2014, the Company’s future minimum 2014 Credit Agreement obligations were as follows:

Fiscal year 2015	$3,730
Fiscal year 2016	7,460
Fiscal year 2017	7,460
Fiscal year 2018	7,460
Fiscal year 2019	7,460
Total	$33,570

As of September 30, 2014, borrowings outstanding under the 2014 Credit Agreement bear interest at 2.69%. As of March 31, 2014, there were $36.3 million in borrowings outstanding under the 2012 Credit Agreement which bore interest at 2.88%. Interest expense related to our borrowings was $0.5 million for both the three months ended September 30, 2014 and September 30, 2013. Interest expense related to our borrowings was $0.8 million and $1.1 million for the six months ended September 30, 2014 and September 30, 2013, respectively.

Under the 2014 Credit Agreement, RealD’s business is subject to certain limitations, including limitations on the Company’s ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell its assets other than in the ordinary course of business. The Company is also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 30, 2014, RealD was in compliance with all financial covenants in the 2014 Credit Agreement. If the Company fails to comply with any of the covenants or if any other event of default should occur, the Lenders could elect to prevent the Company from borrowing and declare the indebtedness to be immediately due and payable.

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

7. Commitments and contingencies

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

The Company has entered into contracts with certain of its vendors. Future obligations under such contracts totaled $6.3 million at September 30, 2014 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

8. Share-based compensation

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

Share-based compensation expense for all share-based arrangements for the three and six months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2013	2014	2013
Share-based compensation
Cost of revenue	$424	$242	$615	$541
Research and development	1,050	768	1,676	1,475
Selling and marketing	702	1,259	1,629	2,581
General and administrative	2,086	2,204	4,313	4,521
Total	$4,262	$4,473	$8,233	$9,118

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the six months ended September 30, 2014, the Company granted 0.6 million stock options at a weighted average grant date fair value of $5.88 per share.  For the three months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to stock options and the Company’s employee stock purchase plan was $1.5 million and $3.5 million, respectively. For the six months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to stock options and the Company’s employee stock purchase plan was $4.6 million and $7.1 million, respectively.

Certain of the Company’s management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with the Company. The performance goals for the performance stock options are based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, the Company’s Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For both the three and six months ended September 30, 2014, share based compensation expense related to performance stock options were $0.3 million. For the three and six months ended September 30, 2013, share-based compensation expense related to performance stock options were $0.1 million and $0.5 million, respectively.

Certain of the Company’s management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to performance stock units was $0.9 million and $(0.1) million, respectively. For the six months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to performance stock units was $1.0 million and $0, respectively.

Certain of the Company’s employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the six months ended September 30, 2014, the Company granted 1.2 million restricted stock units at a weighted average grant date fair value of $11.17 per restricted stock unit. For the three months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to restricted stock units was $1.4 million and $0.9 million, respectively. For the six months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to restricted stock units was $2.6 million and $1.4 million, respectively.

9. Income taxes

The Company’s income tax expense for the three months ended September 30, 2014 and September 30, 2013 was $1.7 million and $1.6 million, respectively. The Company’s income tax expense for the six months ended September 30, 2014 and September 30, 2013 was $4.0 million and $3.3 million, respectively. The increase in income tax expense is due primarily to increased revenues in foreign jurisdictions where the Company is subject to foreign income taxes. The Company has net operating losses that may potentially be offset against future domestic earnings. The Company files federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, the Company’s United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of September 30, 2014, the Company has determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

10. Equity

A summary of the changes in total equity for the six months ended September 30, 2014 was as follows:

	RealD Inc. stockholders’	Noncontrolling	Total
(in thousands)	equity	interest	equity
Balance, March 31, 2014	$151,412	$(578)	$150,834
Share-based compensation	8,233	—	8,233
Exercise of stock options	2,116	—	2,116
Purchase and distribution of stock under employee stock purchase plan	291	—	291
Comprehensive income:
Other comprehensive income, net of tax	163	—	163
Net income	3,934	—	3,934
Total comprehensive income	4,097	—	4,097
Balance, September 30, 2014	$166,149	$(578)	$165,571

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

Overview

We are a leading global licensor of 3D and other visual technologies. We have an extensive intellectual property portfolio that is and can be used in applications that enable a premium viewing experience in the theater, the home and elsewhere.

Currently, we have one reportable segment for financial reporting purposes. We derive substantially all of our revenue from our core business: the licensing of RealD Cinema Systems and the product sale of RealD eyewear to motion picture exhibitors to enable a premium viewing experience for 3D motion pictures and alternative 3D content in the theater.

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•
RealD box office.  Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens. Estimated international box office on RealD-enabled screens is the estimated 3D box office generated on RealD-enabled international screens. RealD’s estimates of box office on RealD-enabled screens rely on box office tracking data. International box office reflects RealD’s estimates of international box office generated on RealD-enabled screens in 19 foreign countries where box office tracking is available. RealD estimates these countries represent approximately 85% of RealD’s international license revenues. The 19 foreign countries do not include China.

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

•
Adjusted EBITDA.  We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses comprising the non-U.S. GAAP category “restructuring charges, severance costs and reserves” as defined in our 2014 Credit Agreement. We do not consider the preceding adjustments to be indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see “Non-U.S. GAAP discussion”.

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(approximate numbers, in millions)	2014	2013	2014	2013
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$274	$253	$662	$688
Estimated box office on RealD international screens	344	329	741	738
Total estimated box office on RealD screens	$618	$582	$1,403	$1,426

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(approximate numbers)	2014	2013	2014	2013
Number of 3D motion pictures (released domestically during period)	9	11	19	19

	September 30,	September 30,
	2014	2013
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,500	13,300
Total international RealD enabled screens	12,500	10,900
Total RealD enabled screens	26,000	24,200
Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	3,000	3,000
Total international locations with RealD enabled screens	3,060	2,900
Total locations with RealD enabled screens	6,060	5,900

Performance highlights for Adjusted EBITDA are presented below under the caption “Non-U.S. GAAP discussion” below.

Opportunities, trends and factors affecting comparability

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. While in previous periods we have seen a decline in 3D percentages, recently we have seen a stabilization of global 3D percentages. We expect to continue to expand our business in the foreseeable future primarily through our direct sales and marketing efforts in Asia, Russia and Latin America, by building on the sales and operating presence we established in China, Russia and Latin America in 2011, 2012 and 2013, respectively.

Cinema

As of September 30, 2014, there were approximately 26,000 RealD-enabled screens worldwide as compared to approximately 24,200 RealD-enabled screens worldwide as of September 30, 2013, an increase period over period of 1,800 RealD-enabled screens or 7%. The majority of our increase in installed screens occurred in Latin America, China and Europe. Based on the slate announced by motion picture studios, we anticipate that approximately 30 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2015, including Guardians of the Galaxy and sequels and spin-offs to successful major motion picture franchises, such as Captain America, Rio, The Amazing Spider-Man, X-Men, How to Train Your Dragon, Transformers, The Hobbit, Divergent and Penguins of Madagascar.

Other technologies and research and development

Historically, we have researched and developed technologies to enable a premium viewing experience in the theater, the home and elsewhere. To date, we have not realized material benefits from some of these efforts. While we continue to support our core cinema platform, we are now actively evaluating alternatives for certain research and development efforts. In doing so, we expect to minimize future operating and capital expenditures which may affect future period comparability.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2013	2014	2013
Consolidated statements of operations data:
Revenue	$47,412	$43,929	$102,791	$103,148
Cost of revenue	22,505	24,023	47,901	55,061
Gross margin	24,907	19,906	54,890	48,087
Operating expenses:
Research and development	6,425	4,685	10,215	10,229
Selling and marketing	5,414	6,115	11,205	13,453
General and administrative	11,168	11,950	23,512	26,372
Total operating expenses	23,007	22,750	44,932	50,054
Operating income (loss)	1,900	(2,844)	9,958	(1,967)
Interest expense, net	(455)	(751)	(885)	(1,240)
Other income (loss)	(1,336)	483	(1,176)	274
Income (loss) before income taxes	109	(3,112)	7,897	(2,933)
Income tax expense	1,676	1,552	3,963	3,267
Net income (loss)	(1,567)	(4,664)	3,934	(6,200)
Net loss attributable to noncontrolling interest	—	13	—	15
Net income (loss) attributable to RealD Inc. common stockholders	$(1,567)	$(4,651)	$3,934	$(6,185)
Other data:
Adjusted EBITDA (1)	$17,556	$13,671	$40,485	$29,698

(1)       Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

2014 Cost Reduction Plan

On November 12, 2013, we announced a plan to reduce the overall costs of its global operations (the “2014 Cost Reduction Plan”). The 2014 Cost Reduction Plan was primarily a response to the anticipated impact on our financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States in which we expected equipment installations to continue to slow. As a result of the 2014 Cost Reduction Plan, we reduced our staff by approximately 20%, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. These actions were intended to rationalize the further expansion of our global cinema platform by focusing on emerging growth markets and higher performing motion picture exhibitors, streamlining our manufacturing facilities to achieve cost efficiencies while meeting the future commercial demands of our customers and focusing our research and development efforts on technologies that would enable us to expand its visual technology product offerings.

As a result of the 2014 Cost Reduction Plan’s workforce reduction, we incurred termination and related charges totaling approximately $4.7 million for the year ended March 31, 2014. Charges of $0.6 million have been incurred in the six months ended September 30, 2014, including $0.3 million for the accrual of losses on a lease for manufacturing facilities that will no longer be used in our operations. Therefore, the total charges were $5.3 million through September 30, 2014. The following table summarizes the charges resulting from implementation of the 2014 Cost Reduction Plan during the three and six months ended September 30, 2014:

	Three months ended			Six months ended
	September 30, 2014			September 30, 2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$24	$302	$326	$24	$373	$397
Research and development	—	—	—	—	—	—
Selling and marketing	16	—	16	16	—	16
General and administrative	190	—	190	190	—	190
Total	$230	$302	$532	$230	$373	$603

The following table summarizes the activity resulting from implementation of the 2014 Cost Reduction Plan within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	230	373	603
(Payments)	(712)	(108)	(820)
Cost reduction plan liabilities as of September 30, 2014	$934	$265	$1,199

Additionally, we lease office space for our headquarters that includes approximately $6.0 million in leasehold improvements and other items classified as fixed assets (see Note 3 “Cinema Systems and Property & Equipment”). If we relocated the office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue

	Three months ended
	September 30,		September 30,
(in thousands)	2014		2013		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$10,614	22%	$12,024	27%	$(1,410)	(12)%
International	21,220	45%	18,952	43%	2,268	12%
Total license revenue	$31,834	67%	$30,976	70%	$858	3%
Product and other revenue
Domestic	$10,372	22%	$9,168	21%	$1,204	13%
International	5,206	11%	3,785	9%	1,421	38%
Total product and other revenue	$15,578	33%	$12,953	30%	$2,625	20%
Total revenue	$47,412	100%	$43,929	100%	$3,483	8%

Our total revenue for the three months ended September 30, 2014 increased $3.5 million, or 8%, as compared to the three months ended September 30, 2013. The increase was primarily due to an increase in international license revenue and higher eyewear revenue worldwide resulting from an overall increase in our box office performance and our expansion into emerging markets, such as China. This increase in international revenue was partially offset by a decrease in domestic license revenue due to change in mix of types of ticket sales, which resulted in lower percentage of admission. Our international markets comprised approximately 56% of total revenue for the three months ended September 30, 2014 as compared to approximately 52% for the three months ended September 30, 2013.

For the three months ended September 30, 2014, there were six motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended September 30, 2014 includes admission-based fees related to the following motion pictures: Transformers 4: Age of Extinction ($5.5 million), Dawn of The Planet of The Apes ($5.5 million), Guardians of The Galaxy ($4.2 million), Teenage Mutant Ninja Turtles ($2.4 million), How to Train Your Dragon 2 ($2.3 million) and Hercules ($1.4 million).

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

License revenues comprised 67% and 70% of total revenues for the three months ended September 30, 2014 and September 30, 2013, respectively. International license revenues comprised of $21.2 million, or 67% of total license revenues and $19.0 million, or 61% of total license revenue for the three months ended September 30, 2014 and September 30, 2013, respectively.

The $2.6 million increase in our product and other revenue during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, was primarily a result of an increase in the volume of RealD eyewear consumed or sold globally and timing of the demand of our products. This increase in RealD eyewear volume both domestically and internationally compared to the prior period resulted from exhibitor buying patterns relative to the film slate and overall increase in our box office performance period over period. International product revenues totaled $5.2 million, or 33%, of total product revenues and $3.8 million, or 29%, of total product revenues for the three months ended September 30, 2014 and September 30, 2013, respectively.

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions, box office performance and mix of ticket types of those films.

Cost of Revenue

	Three months ended
	September 30,		September 30,
(in thousands)	2014		2013		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$31,834	67%	$30,976	71%	$858	3%
Product and other	15,578	33%	12,953	29%	2,625	20%
Total revenue	$47,412	100%	$43,929	100%	$3,483	8%
Cost of revenue:
License	$11,613	36%	$11,691	38%	$(78)	(1)%
Product and other	10,892	70%	12,332	95%	(1,440)	(12)%
Total cost of revenue	$22,505	47%	$24,023	55%	$(1,518)	(6)%
Gross profit:
License	$20,221	64%	$19,285	62%	$936	5%
Product and other	4,686	30%	621	5%	4,065	655%
Total gross profit	$24,907	53%	$19,906	45%	$5,001	25%

The three months ended September 30, 2014 includes expenses discussed under the caption “2014 Cost Reduction Plan”.

For the three months ended September 30, 2014, our cost of revenue decreased $1.5 million primarily due to lower per pair average cost of RealD eyewear.  This decrease in cost of revenue further impacted cost of revenue as a percentage of revenue, which decreased to 47% for the three months ended September 30, 2014, as compared to 55% for the three months ended September 30, 2013.

License cost of revenue for the three months ended September 30, 2014 remained relatively consistent as depreciation rates are normalized quarter-over-quarter. Depreciation expense totaling $8.6 million and $8.3 million, or 27% and 27% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months ended September 30, 2014 and September 30, 2013, respectively.

Product and other gross profit increased $4.1 million during the three months ended September 30, 2014, primarily as a result of optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin increased to 30% for the three months ended September 30, 2014 as compared to 5% for the three months ended September 30, 2013.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $2.1 million and $1.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expense

	Three months ended
	September 30,	September 30,	Amount	Percentage
(in thousands)	2014	2013	change	change
Research and development	$6,425	$4,685	$1,740	37%
Selling and marketing	5,414	6,115	(701)	(11)%
General and administrative	11,168	11,950	(782)	(7)%
Total operating expenses	$23,007	$22,750	$257	1%

Research and development. Our research and development expenses increased during the three months ended September 30, 2014 as compared to the same period in fiscal year 2014 primarily due to $0.3 million higher stock based compensation, $0.6 million higher incentive compensation resulting from the achievement of certain company performance objectives in current period that were not met in prior period and $0.7 million higher non-recurring engineering expense because of timing of project spending. In addition, as discussed in the Opportunities, trends and factors affecting comparability section, while we continue to support our core cinema platform, we are actively evaluating various alternatives for certain research and development efforts.

Selling and marketing. Our selling and marketing expenses decreased primarily due to $0.2 million lower personnel expenses as a result of the 2014 Cost Reduction Plan, $0.3 million lower online and other marketing expenses and $0.1 million lower travel expenses. We expect to incur less overall selling and marketing expenses despite our continuous global efforts to market future 3D films.

General and administrative. Our general and administrative expenses decreased primarily due to $0.6 million lower bad debt expense, which resulted from successful collection, $0.5 million lower sales and property taxes, $0.5 million lower personnel costs resulting from 2014 Cost Reduction Plan and $0.4 million lower outside service fees, which were offset by $0.9 million higher incentive compensation resulting from the achievement of certain company performance objectives in current period that were not met in prior period, $0.2 million higher depreciation and amortization expenses and $0.2 million higher foreign business tax, which resulted from increased international operations.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.5 million and $0.8 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The decrease in net interest expense was primarily due to decreased borrowings.

Other income (loss).  Our other loss for the three months ended September 30, 2014 was $1.3 million as compared to other income of $0.5 million for the three months ended September 30, 2013 primarily due to losses on foreign currency exchange transactions that we recorded during the three months ended September 30, 2014 as compared to a gain during the same period of the prior year.

Income tax.  Our income tax expense for the three months ended September 30, 2014 was $1.7 million compared to $1.6 million for the three months ended September 30, 2013, primarily due to increased foreign revenue in countries subject to withholding and income taxes.

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

Six months ended September 30, 2014 compared to six months ended September 30, 2013

Revenue

	Six months ended
	September 30,		September 30,
(in thousands)	2014		2013		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$23,845	23%	$28,630	28%	$(4,785)	(17)%
International	43,962	43%	39,652	38%	4,310	11%
Total license revenue	$67,807	66%	$68,282	66%	$(475)	(1)%
Product and other revenue
Domestic	$23,227	23%	$25,193	25%	$(1,966)	(8)%
International	11,757	11%	9,673	9%	2,084	22%
Total product and other revenue	$34,984	34%	$34,866	34%	$118	—%
Total revenue	$102,791	100%	$103,148	100%	$(357)	—%

Our total revenue for the six months ended September 30, 2014 decreased $0.4 million, or less than 1%, as compared to the six months ended September 30, 2013. The decrease was primarily due to lower domestic license revenue and domestic eyewear revenue resulting from an overall decrease in domestic box office performance during the six months ended September 30, 2014, which primarily occurred during the first fiscal quarter of the year. This decrease in domestic revenue was partially offset by an increase in international license revenue resulting from our expansion into emerging markets, such as China, and higher international eyewear sales during the period. Our international markets comprised approximately 54% of total revenue for the six months ended September 30, 2014 as compared to approximately 47% for the six months ended September 30, 2013.

For the six months ended September 30, 2014, there were 13 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 30, 2014 included the following: Transformers 4: Age of Extinction ($7.2 million), X-Men: Days of Future Past ($5.6 million), Dawn of The Planet of The Apes ($5.5 million), Amazing Spider-Man 2 ($4.9 million), Maleficent ($4.3 million), Captain America 2: The Winter Soldier ($4.2 million), Guardians of The Galaxy ($4.2 million), Godzilla ($3.8 million), How to Train Your Dragon 2 ($3.7 million) and Rio 2 ($3.3 million).

For the six months ended September 30, 2013, there were 15 motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the six months ended September 30, 2013 included the following: Iron Man 3 ($9.0 million), Despicable Me 2 ($4.7 million), Monsters University ($4.6 million), Man of Steel ($4.3 million), World War Z ($3.7 million), Star Trek 2: Into Darkness ($3.4 million), The Croods ($2.8 million), The Wolverine ($2.5 million), The Great Gatsby ($2.2 million) and Epic ($2.2 million).

License revenues comprised 66% of total revenues for both the six months ended September 30, 2014 and September 30, 2013. International license revenues comprised of $44.0 million, or 65% of total license revenues and $39.7 million, or 58% of total license revenue for the six months ended September 30, 2014 and September 30, 2013, respectively.

The $0.1 million increase in our product and other revenue during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013, was primarily a result of an increase in the volume of RealD eyewear consumed or sold to our international markets. This increase in RealD eyewear volume internationally compared to the prior period resulted from exhibitor buying patterns relative to the film slate. This increase was partially impacted by a reduction in average eyewear revenue per unit sold in domestic market as well as a decrease in RealD eyewear volume consumed or sold. International product revenues totaled $11.8 million, or 34%, of total product revenues and $9.7 million, or 28%, of total product revenues for the six months ended September 30, 2014 and September 30, 2013, respectively.

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions and box office performance of those films.

Cost of Revenue

	Six months ended
	September 30,		September 30,
(in thousands)	2014		2013		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$67,807	66%	$68,282	66%	$(475)	(1)%
Product and other	34,984	34%	34,866	34%	118	—%
Total revenue	$102,791	100%	$103,148	100%	$(357)	—%
Cost of revenue:
License	$22,510	33%	$22,509	33%	$1	—%
Product and other	25,391	73%	32,552	93%	(7,161)	(22)%
Total cost of revenue	$47,901	47%	$55,061	53%	$(7,160)	(13)%
Gross profit:
License	$45,297	67%	$45,773	67%	$(476)	(1)%
Product and other	9,593	27%	2,314	7%	7,279	315%
Total gross profit	$54,890	53%	$48,087	47%	$6,803	14%

The six months ended September 30, 2014 includes expenses discussed under the caption “2014 Cost Reduction Plan”.

For the six months ended September 30, 2014, our cost of revenue decreased $7.2 million primarily due to the lower averaged per pair cost of RealD eyewear. This decrease in cost of revenue further impacted cost of revenue as a percentage of revenue, which decreased to 47% for the six months ended September 30, 2014, as compared to 53% for the six months ended September 30, 2013.

License cost of revenue for the six months ended September 30, 2014 remained relatively consistent as compared to the same period in prior year. Depreciation expense totaling $16.8 million and $16.1 million, or 25% and 24% as a percentage of total license revenue, respectively, was included in license cost of revenue for the six months ended September 30, 2014 and September 30, 2013, respectively.

Product and other gross profit increased $7.3 million during the six months ended September 30, 2014, primarily as a result of optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin increased to 27% for the six months ended September 30, 2014 as compared to 7% for the six months ended September 30, 2013.

Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $4.2 million for both the six months ended September 30, 2014 and September 30, 2013, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Six months ended
	September 30,	September 30,	Amount	Percentage
(in thousands)	2014	2013	change	change
Research and development	10,215	10,229	$(14)	—%
Selling and marketing	11,205	13,453	(2,248)	(17)%
General and administrative	23,512	26,372	(2,860)	(11)%
Total operating expenses	$44,932	$50,054	$(5,122)	(10)%

Research and development. Our research and development expenses remained relatively consistent for the six months ended September 30, 2014 as compared to the same period in fiscal year 2014 primarily due to $0.8 million lower depreciation expense and largely offset by $0.7 million higher non-recurring engineering expense and prototype units due to timing of project spending. In addition, as discussed in Opportunities, trends and factors affecting comparability section, while we continue to support our core cinema platform, we are actively evaluating various alternatives for certain research and development efforts.

Selling and marketing. Our selling and marketing expenses decreased primarily due to $0.8 million lower personnel costs as a result of the 2014 Cost Reduction Plan, $0.8 million lower online and other marketing expenses, $0.3 million lower exhibition marketing expenses and $0.2 million lower traveling expenses. We expect to incur less overall selling and marketing expenses, despite our continuous global marketing efforts to market future 3D films.

General and administrative. Our general and administrative expenses decreased primarily due to $1.3 million lower professional and outside services fees, $0.7 million lower personnel costs as a result of the 2014 Cost Reduction Plan, $0.7 million lower bad debt expenses, $0.7 million lower sales taxes and partially offset by $0.5 million higher depreciation and amortization expense.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.9 million and $1.2 million for the six months ended September 30, 2014 and September 30, 2013, respectively. The decrease in net interest expense was primarily due to decreased borrowings under the 2014 Credit Agreement.

Other income (loss).  Our other loss for the six months ended September 30, 2014 was $1.2 million as compared to other income of $0.3 million for the six months ended September 30, 2013 primarily due to losses on foreign currency exchange transactions that we recorded during the six months ended September 30, 2014 as compared to a gain during the same period of the prior year.

Income tax.  Our income tax expense for the six months ended September 30, 2014 was $4.0 million compared to $3.3 million for the six months ended September 30, 2013, primarily due to increased foreign revenue in countries subject to withholding and income taxes.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Six months ended
(in thousands)	September 30, 2014	September 30, 2013
Operating activities	$32,933	$7,948
Investing activities	$(10,825)	$(16,317)
Financing activities	$(1,168)	$11,371

Cash flow from operating activities

The six months ended September 30, 2014 includes payments discussed under the caption “2014 Cost Reduction Plan”.

Operating activities provided cash inflow of $32.9 million during the six months ended September 30, 2014. The cash inflow primarily resulted from lower cost of product, reduced operating expenses and higher cash collections and decreased inventories primarily due to better box office performance than expected, partially offset by decreases in accounts payable.

Operating activities provided cash inflow of $7.9 million during the six months ended September 30, 2013. The cash flows primarily resulted from decrease in accounts receivable, partially offset by an increase in inventories and decreases in accounts payable and accrued expenses.  Decrease in accounts receivable was related to the timing of collections.  The increase in inventories is primarily due to lower box office performance than expected. Decreases in accounts payable and accrued expenses were related to the timing of payments.

Cash flow from investing activities

For both the six months ended September 30, 2014 and September 30, 2013, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $10.9 million for the six months ended September 30, 2014 and $16.3 million for the six months ended September 30, 2013. We expect to continue to support the growth of our cinema business and existing sales base.

Cash flow from financing activities

Net cash outflow from financing activities for six months ended September 30, 2014 resulted from $37.3 million in proceeds from the 2014 Credit Agreement, $2.4 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $36.2 million payoff of the 2012 Credit Agreement, the $3.8 million quarterly payment on the 2014 Credit Agreement and the $0.9 million payment of the debt issuance cost related to the completion of the 2014 Credit Agreement.

Net cash inflows from financing activities for the six months ended September 30, 2013 primarily resulted from $37.5 million of proceeds from the 2012 Credit Agreement and $1.4 million proceeds from issuance of stock option exercises and employee stock purchases, which was partially offset by $20 million of repayments to the 2012 Credit Agreement and $7.5 million of stock repurchases

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were recorded as a deferred charge.  The issuance costs are being amortized over the contractual life of the Revolving Facility and recorded as interest expense.

As of September 30, 2014, there was $33.6 million in debt outstanding under the 2014 Credit Agreement and $62.7 million available to borrow under the 2014 Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes and stock repurchases.

For the six months ended September 30, 2014 and September 30, 2013, proceeds from employee stock option exercises and employee stock plan purchases were $2.4 million and $1.4 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

2014 Credit Agreement

On June 26, 2014, we entered into the Amended and Restated Credit Agreement (the “2014 Credit Agreement”), by and among us, as borrower, City National Bank, as administrative agent and letter of credit issuer (“City National”), the other agents from time to time party thereto and the lenders from time to time party thereto (the “Lenders”). The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among us, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013 (the "2012 Credit Agreement").

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

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, we are charged a letter of credit fee equal of between 2.25% to 2.75%, depending on our leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at September 30, 2014 and March 31, 2014.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation (“ColorLink”), Stereographics Corporation, a California corporation (“Stereographics”), and RealD DDMG Acquisition, LLC, a Delaware limited liability company (together with RealD, ColorLink and Stereographics, the “Loan Parties”). The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

As of September 30, 2014, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility, totaling $62.7 million of availability under the 2014 Credit Agreement.

As of September 30, 2014, there was no balance outstanding under the Revolving Facility. On June 30, 2014, the first quarterly term loan installment of $1.9 million was made on the Term Loan Facility. The outstanding balance of $33.6 million on the Term Loan Facility at September 30, 2014 is to be repaid in 14 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018. As of September 30, 2014, our primary sources of liquidity were our cash and cash equivalents of $49.9 million and the $62.7 million in funds available under the 2014 Credit Agreement.

Stock repurchase activity

On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock. On December 14, 2012, our board of directors approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as our stock price, economic and market conditions, uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $68.0 million inception to date. For the six months ended September 30, 2014, there were no stock repurchases.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of September 30, 2014. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses comprising the non-U.S. GAAP category “restructuring charges, severance costs and reserves” as defined in our 2014 Credit Agreement. We do not consider the preceding adjustments to be indicative of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and six months ended September 30, 2014 and September 30, 2013:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$(1,567)	$(4,664)	$3,934	$(6,200)
Add (deduct):
Interest expense, net	455	751	885	1,240
Income tax expense	1,676	1,552	3,963	3,267
Depreciation and amortization	10,410	10,210	20,223	19,764
Other (income) loss (1)	1,336	(483)	1,176	(274)
Share-based compensation expense (2)	4,262	4,473	8,233	9,118
Impairment of assets and intangibles (3)	452	1,832	1,468	2,783
Cost reduction plan (4)	532	—	603	—
Adjusted EBITDA (5)	$17,556	$13,671	$40,485	$29,698

(1)	Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)	Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units and employee stock purchase plan to employees, non-employees, officers and directors.

(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

(4)	Expenses comprising the non-U.S. GAAP category “restructuring charges, severance costs and reserves” as defined in our 2014 Credit Agreement (also see the “2014 Cost Reduction Plan” caption above).

(5)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see the entirety of this “Non-U.S. GAAP discussion”.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA also aligns with the similarly titled definition in the 2014 Credit Agreement and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	licensing revenue terms applied to the timing and number of motion picture exhibitor consumer admissions;

•	domestic eyewear product revenue terms applied to when the usage occurs and the amount of usage;

•	effect of customer contract terms on revenue and balance sheet items;

•	impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•	useful lives of intangible assets and tangible assets;

•	timing and amount recognized for performance-based compensation, including bonus and certain restricted share units, based on projections of our performance achievement;

•	the impact of potential future tax consequences of events that have been recognized in our financial statements;

•	valuation of accruals and allowances;

•	contingency assessments; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

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

Share-based compensation expense for all share-based arrangements for the three and six months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2013	2014	2013
Share-based compensation
Cost of revenue	$424	$242	$615	$541
Research and development	1,050	768	1,676	1,475
Selling and marketing	702	1,259	1,629	2,581
General and administrative	2,086	2,204	4,313	4,521
Total	$4,262	$4,473	$8,233	$9,118

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the six months ended September 30, 2014, we granted 0.6 million stock options at a weighted average grant date fair value of $5.88 per share.  For the three months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to stock options and our employee stock purchase plan was $1.5 million and $3.5 million, respectively. For the six months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to stock options and our employee stock purchase plan was $4.6 million and $7.1 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with us. The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For both the three and six months ended September 30, 2014, share based compensation expense related to performance stock options were $0.3 million. For the three and six ended September 30, 2013, share-based compensation expense related to performance stock options were $0.1 million and $0.5 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to performance stock units was $0.9 million and $(0.1) million, respectively. For the six months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to performance stock units was $1.0 million and $0, respectively.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the six months ended September 30, 2014, the Company granted 1.2 million restricted stock units at a weighted average grant date fair value of $11.17 per restricted stock unit. For the three months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to restricted stock units was $1.4 million and $0.9 million, respectively. For the six months ended September 30, 2014 and September 30, 2013, share-based compensation expense related to restricted stock units was $2.6 million and $1.4 million, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analysis of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analysis indicates that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of September 30, 2014 and March 31, 2014, the inventory reserve as a result of our net realizable value analyses was $0 and $0.6 million, respectively.

Domestically, we provide RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of RealD eyewear by the motion picture exhibitors’ consumers. Eyewear shipped from inventory is deferred on the shipment date and then amortized to cost of product revenue according to assumptions related to eyewear usage by consumers.

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

For the three months ended September 30, 2014 and September 30, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.5 million and $1.8 million, respectively. For the six months ended September 30, 2014 and September 30, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.5 million and $2.8 million, respectively.

Deferred tax asset valuation and tax exposures

As of September 30, 2014, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Research and development

Research and development (R&D) costs are expensed as incurred. Major components of R&D expense include salaries and benefits, materials and supplies inclusive of prototypes, non-recurring engineering, payments to third parties for R&D, facilities and equipment that can only be used for a particular project and overhead allocations of various administrative and facilities costs related to R&D.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606), effective for RealD starting April 1, 2017 (the first quarter of fiscal year 2018). Early application is not permitted. The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect; the Company has not yet selected a transition method.

The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases. The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance. ASU 2014-09 also changes Topic 360 Property, Plant and Equipment, ASC 350 Intangibles-Goodwill and Other and certain other U.S. GAAP. The Company has not yet determined the effects of Topic 606 and other ASU 2014-09 revisions on its consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At September 30, 2014, we had cash and cash equivalents of $49.9 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of September 30, 2014, we had $33.6 million in borrowings outstanding under the 2014 Credit Agreement which bear interest at approximately 2.69%.

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

As of September 30, 2014, we had outstanding forward contracts based on Great Britain Pound and Euro with notional amounts totaling $8.7 million. We do not designate any of our forward contracts as hedges for accounting purposes. For both the three and six months ended September 30, 2014, the net gain related to the change in fair value of our foreign currency forward contracts was $0.1 million. For both the three and six months ended September 30, 2013, the net gain (loss) related to the change in fair value of our foreign currency forward contracts was immaterial. Foreign currency master agreements typically allow the netting of receivables and payables. We had a net receivable of $0.1 million as of September 30, 2014 and any such amounts were not significant as of March 31, 2014.

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

In March 2014, we filed separate patent lawsuits in the United States District Court for the Central District of California against MasterImage 3D, Inc., et al. ("MasterImage"), for its MI-Horizon 3D products, and against Volfoni Inc., et al. ("Volfoni"), for its SmartCrystal Diamond product. These lawsuits contend that MasterImage and Volfoni are infringing on RealD XL Cinema System intellectual property rights with their respective products. In June 2014, we dismissed the lawsuit against Volfoni without prejudice after Volfoni made specific representations and warranties that it had not sold or distributed and is not selling or distributing its SmartCrystal product in the United States. In October 2014, MasterImage filed Inter Partes Review petitions with the US Patent and Trademark Office requesting post-grant reviews of certain patent claims asserted by us in the litigations. We have until January 2015 to respond to the Inter Partes Reviews. The patent infringement action against MasterImage in the United States District Court for the Central District of California is ongoing.

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

In addition, license revenue from Wanda (including AMC), Cinemark and Regal collectively comprised approximately 33% of our gross license revenue in the year ended March 31, 2014, 22% in the year ended March 31, 2013 and 24% in the year ended March 23, 2012. If any of these motion picture exhibitors were to experience financial difficulties, they may be unable to pay us amounts due in a timely fashion or at all, which could substantially reduce our cash flow and materially and adversely impact our financial condition and results of operations. For example, in order to attract more movie-goers, these motion picture exhibitors recently renovated certain of their theaters and installed larger chairs, which not only led to reduced seating capacity, but also resulted in higher ticket prices. If the motion picture exhibitors are unable to attract more movie-goers who are willing to pay higher ticket prices, they could experience financial difficulties, which in turn could adversely affect our financial condition, results of operations and business.

A deterioration in our relationships with the major motion picture studios could adversely affect our business and results of operations.

The six major motion picture studios accounted for approximately 78% of domestic box office revenue and eight of the top 10 grossing 3D motion pictures in calendar year 2013. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic and certain international markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations. Additionally, if consumers’ demand for 3D motion pictures declines, then motion picture studios may reduce marketing the 3D aspect of 3D motion pictures which could reduce box office performance of 3D motion pictures and our revenue could be adversely affected.

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

We may be exposed to, or threatened with, future litigation or any other disputes by other parties alleging that our 3D and other visual technologies infringe their intellectual property rights. Any intellectual property disputes, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property dispute could require us to pay damages and/or stop using our 3D and other visual technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our 3D and other visual technologies to others. In order to avoid these restrictions and resolve the dispute, we may have to pay for a license. This license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense, or which may not be possible. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our 3D and other visual technologies and may be unable to compete effectively. In certain instances, we have contractually agreed to provide indemnification to licensees relating to our intellectual property. This may require us to defend or hold harmless motion picture exhibitors, manufacturers or other licensees. We have from time to time corresponded with one or more third parties regarding patent enforcement issues and in-bound and out-bound patent licensing opportunities. In addition, from time to time we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our license fee rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business. Any disputes with our licensees, potential licensees or other third parties could materially and adversely affect our business, results of operations and prospects.

Our reliance on certain significant suppliers for the raw materials used in our RealD Cinema Systems subjects us to risks which could adversely affect our business.

We rely on certain significant suppliers for the raw materials used in our RealD Cinema Systems, which are critical to our operations. Our business could be negatively impacted by any quality or reliability issues with our suppliers’ products, including any undetected, latent defects. In addition, our dependence on these suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. If any of our suppliers are unable to fulfill their obligations to us, or if we are unable to find replacement suppliers in the event of a supply shortage or disruption, we could incur higher costs to secure adequate supplies and risk using lesser quality products, either of which could materially harm our business.  Possible shortages or interruptions in the supply of raw materials caused by the inability of our suppliers to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the supply used in our RealD

Cinema Systems. Any inability on our part to effectively manage supply chain risk could increase our costs and limit the availability of raw materials that are critical to our operations.

Our RealD Cinema Systems and other visual technologies are generally designed for use with third-party technologies and hardware, and if we are unable to maintain the ability of our RealD Cinema Systems and other visual technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

Our RealD Cinema Systems and other visual technologies are generally designed for use with third-party technologies and hardware, such as Christie and Barco projectors, Doremi servers, Harkness Hall screens and Sony Electronics 4K SXRD® digital cinema projectors. Third-party technologies and hardware may be modified, re-engineered or removed altogether from the marketplace. In addition, third-party technologies used to interact with our 3D and other visual technologies can change without prior notice to us, which could result in increased costs or our inability to provide our 3D and other visual technologies to our licensees. If we are unable to maintain the ability of our 3D and other visual technologies to work with these third-party technologies and hardware, our business and operating results could be adversely affected.

If we are unable to maintain our brand and reputation for providing high quality 3D and other visual technologies, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality 3D and other visual technologies. If problems with our 3D and other visual technologies cause motion picture exhibitors or other licensees to experience operational disruption or failure or delays in the delivery of their products and services to their customers, our brand and reputation could be diminished. Maintaining and strengthening our brand and reputation may be particularly challenging if we enter business segments in which we have limited experience. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

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

Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D and other visual technologies that may compete directly with or render our 3D and other visual technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D and other visual technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors and others, or more cost effective than our technologies, and compete with or render our 3D and other visual technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. If we are unable to develop and effectively market new 3D and other visual technologies that adequately or competitively address the needs of these changing industries, our business, results of operations and prospects could be materially and adversely affected.

In addition, we face competition from companies that enjoy competitive advantages in the industries in which we operate for our research and development projects. Our competitors have greater financial resources than we do and deeper relationships with manufacturers, more developed distribution channels and technologies that may be better suited to bring these products to market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in 3D and other visual technologies and may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D and other visual technologies. As a result, we may not be able to compete successfully in the industries in which we operate for our research and development projects.

If our 3D and other visual technologies fail to be widely adopted by or are not compatible with the needs of our licensees, our business prospects could be limited and our operating results could be adversely affected.

Our licensees depend upon our 3D and other visual technologies being compatible with a wide variety of motion picture and other systems, products and infrastructure. We make significant efforts to design our 3D and other visual technologies to address capability, quality and cost considerations so that they either meet or, where possible, exceed the needs of our licensees. To have our 3D and other visual technologies widely adopted, we must convince a broad spectrum of professional organizations worldwide, as well as motion picture studios and exhibitors and other industry participants, to adopt them, and to ensure that our 3D and other visual technologies are compatible with their systems, products and infrastructure.

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

We face competition for consumer attention from other forms of entertainment that may drive down motion picture box office and license revenue from motion picture exhibitors. We compete with a number of alternative motion picture distribution channels, such as cable, satellite, broadcast, packaged media and the Internet and business models in these areas continue to evolve rapidly. There are also other forms of entertainment competing for consumers’ leisure time and disposable income such as concerts, amusement parks, sporting events and, from time to time, other major events like the Olympic Games or the World Cup. A significant increase in the popularity of these motion picture channels and competing forms of entertainment could reduce the demand for theatrical exhibition of 3D motion pictures, including those viewed with our RealD Cinema Systems, or the use of 3D-enabled consumer electronics devices, any of which would have an adverse effect on our business and operating results.

We have a limited operating history in several of the industries in which we operate for our research and development projects, which makes it difficult to predict our future prospects and financial performance.

We have a limited operating history in several of the industries in which we operate for our research and development projects. As such, the potential for future success for our research and development projects will depend on the challenges, uncertainties, expenses and difficulties encountered by us and we cannot predict whether and when any of such projects will be commercially available in the near future or at all. In addition, our research and development projects must be considered in light of our strategic plan to focus on our core business: the innovation and licensing of 3D and other visual technologies for the theater. In connection with this strategic plan, we are actively evaluating alternatives for refocusing and restructuring our research and development efforts through partnering or other means by which we can commercialize these technologies while keeping low or further reducing our cost structure. However, we cannot assure you that any strategic alternative, if identified, evaluated and consummated, will be beneficial to our business or provide greater value to our stockholders.

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

•	the attendance at 3D versions of motion picture releases;

•	the rate of installations of new RealD Cinema Systems, which we expect to decrease with the passage of time;

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

We face a number of challenges with respect to the maturity of the domestic digital cinema market, and if motion picture exhibitors do not continue converting analog theaters to digital outside of the United States or the pace of conversion slows, our future prospects could be limited and our business could be adversely affected.

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

We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 52% in fiscal 2014, 50% in fiscal 2013 and 49% in fiscal 2012. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D and other visual technologies in the motion picture industry worldwide. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

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

Research conducted by institutions unrelated to us has suggested that 3D viewing with active or passive eyewear may cause vision fatigue, eye strain, discomfort, headaches, motion sickness, dizziness, nausea, epileptic seizures, strokes, disorientation, perceptual after-effects, decreased postural stability or other health risks in some consumers. If these potential health risks are substantiated or consumers believe in their validity, demand for the 3D viewing experience in the theater, the home and elsewhere may decline. As a result, major motion picture studios and other content producers and distributors may refrain from developing 3D content, motion picture exhibitors may reduce the number of 3D-enabled screens (including RealD-enabled screens) they currently deploy or plan to deploy, or they may reduce the number of 3D motion pictures exhibited in their theaters, which would adversely affect our results of operations, financial condition and prospects. A decline in consumer demand may also lead to the reduction or abandonment of 3D products, which could adversely affect our prospects and financial condition.

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

Our RealD 3D eyewear business model in North America and a limited number of countries internationally relies on financial support from motion picture studios for the RealD eyewear that are provided to theater customers, and the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

Our RealD eyewear is an integral part of our RealD Cinema Systems. In North America, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers.  In certain territories, motion picture studios provide financial support directly to theater operators for the RealD eyewear that are used by their customers.  Elsewhere, motion picture exhibitors purchase RealD eyewear directly from us and sell them to customers as part of their admission or as a concession. While we support multiple business models for our RealD eyewear around the world, the uncertainty and any potential dispute between motion picture studios and exhibitors over the eyewear business model, whether domestically or internationally, could adversely affect our results of operations, financial condition, business and prospects. In addition, we expect that profitability in our RealD eyewear business may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear.

Economic conditions beyond our control could reduce consumer demand for motion pictures and consumer electronics using our 3D and other visual technologies and, as a result, could materially and adversely affect our business, revenue and growth prospects.

Difficult economic conditions and recessionary periods may lead to a decrease indiscretionary consumer spending or consumer preference for lower-cost 2D motion pictures, resulting in lower motion picture box office revenue. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems or exhibit 3D motion pictures. Further, a decrease in discretionary consumer spending may adversely affect future demand for consumer electronics products that may use our 3D and other visual technologies and consumer electronics manufacturers may decide to limit, delay or cease their use of our 3D and other visual technologies, any of which could cause our business, revenue and growth prospects to suffer.

The loss of members of our management could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued contribution by members of our management . A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors. The loss of members of our management, including Michael V. Lewis, our Chairman and Chief Executive Officer, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business and could substantially disrupt our business operations. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

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

Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of September 30, 2014, we had foreign tax credit carryforwards of approximately $16.4 million for federal income tax purposes that begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.

We may not achieve anticipated cost savings from the implementation of our cost reduction plan and may experience difficulties, delays and unexpected costs in continuing our cost reduction efforts.

We implemented our 2014 Cost Reduction Plan during fiscal year 2014 to reduce the overall costs of our global operations, and we are seeking further efficiencies in our cost structure, including actively evaluating alternatives for certain of our research and development efforts. We may encounter difficulties, delays and unexpected costs in connection with such efforts. Our ability to achieve anticipated savings is dependent upon various future developments, some of which are beyond our control. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

In addition, part of our cost reduction efforts may involve an involuntary reduction in force. For our cost reduction efforts to be successful while at the same time building a framework for future growth, we must continue to execute and deliver on our core business initiatives around the world with fewer human resources and losses of intellectual capital. We will need to manage complexities associated with a geographically diverse organization. We must also attract, retain and motivate key employees, including highly qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

There may also be other risks associated with our cost reduction efforts and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to execute on our initiatives in these ways or others, such failure could result in a material adverse effect on our business and results of operations.

Changes in accounting may affect our reported earnings and operating income.

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

We believe that various trends will increase our exposure to the risks of conducting business in emerging economies. For example, China and Russia are among our largest and fastest growing market opportunities. As of March 31, 2014, our RealD Cinema Systems were deployed and operated in approximately 1,500 cinema screens in China and approximately 250 cinema screens in Russia, with an additional approximately 950 screens under contract within these markets. We believe that our sales of products and services in China, Russia and other emerging economies will expand in the future to the extent that the use of technologies increases in these countries, including in movies and theaters, and as consumers there become more affluent. We face many risks associated with operating in these emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are more difficult to enforce as compared to the United States, Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.

We may not realize the benefits of any strategic initiatives with respect to our research and development projects.

Our business strategy with respect to our research and development projects may include strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our technologies. Any future strategic initiatives involving our research and development projects could divert management’s time and focus from operating our business, potentially have adverse effects on our existing business relationships and our key employees and involve risks and uncertainties associated with entering markets in which we have no or limited prior experience. We also may not accurately assess the value or prospects of engaging in a strategic initiative with respect to certain of our research and development projects, and the anticipated benefits from any such initiative may not materialize. In addition, any future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could materially harm our business and financial condition.

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

We maintain sales, marketing and business operations in foreign countries. Consequently, we are exposed to fluctuations in exchange rates associated with the local currencies, including the Chinese Yuan, Russian Ruble and Brazilian Real, of our foreign business operations. Revenue from our foreign business operations in transactions denominated in local currencies are significant. While we may also derive revenue from our foreign business operations in transactions denominated in U.S. dollars, a substantial portion of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability. In addition, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business and results of operations.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly and you could lose all or part of your investment as a result.

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of September 30, 2014, our common stock has subsequently traded as high as $35.60 and as low as $6.41. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, including those factors listed in “—Risks related to our business and our industry” and the following:

•	our quarterly or annual earnings or those of our competitors;

•	the public’s reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of our competitors;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment ;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	litigation involving our Company or investigations or audits by regulators into the operations of our Company or our competitors;

•	strategic action by our competitors; and

•	sales of common stock by our directors, executive officers and significant stockholders.

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

As of September 30, 2014, we had 50,077,041 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of September 30, 2014, there were 14,075,596 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 5,188,684 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Our business could be negatively affected by the actions of activist stockholders, and activist activities could impact the market price of our stock.

Certain activist stockholders have expressed opposition to the Company’s strategic plan and their intent to take actions designed to prevent full implementation of our strategic plan. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction and financial performance may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.

Certain activist stockholders have made strategic proposals, suggestions or requested changes concerning the Company's strategy and operations. We cannot predict, and no assurances can be given, as to the outcome or timing of these matters. Our business could be negatively affected because of the actions of activist stockholders and our stock price may experience periods of increased volatility as a result.

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

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our equity incentive plans, shares that may be issued in connection with our acquisition of other companies, assets or technology, or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock. In addition, any future issuance of capital stock by us will dilute your economic interest in us.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68 million inception to date. For the three and six months ended September 30, 2014, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 29, 2011

3.3	Amended and Restated Bylaws as amended and restated June 5, 2013.	10-K	001-34818	3.3	June 6, 2013

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

10.1†	Separation Agreement and General Release with Minard Hamilton dated November 11, 2013.	10-Q	001-34818	10.1	February 5, 2014

10.2†	Separation Agreement and General Release with Joseph Peixoto dated October 21, 2013.	10-Q	001-34818	10.2	February 5, 2014

10.3	Amended and Restated Credit Agreement, dated June 26, 2014.	8-K	001-34818	10.1	July 3, 2014

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.3	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document.	X

101.SCH*	XBRL Taxonomy Extension Schema Document.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 3, 2014