Form 10-Q
period 2014-12-31
RealD Inc.
filed 2015-02-10
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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
Yes   ☐        No      ☒

On February 2, 2015, the registrant had 50,361,632 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
December 31, 2014

PART I – FINANCIAL INFORMATION
		Page
		Number

ITEM 1.	Financial statements	3

	Condensed consolidated balance sheets as of December 31, 2014 (unaudited) and March 31, 2014	3

	Condensed consolidated statements of operations (unaudited) for the three and nine months ended December 31, 2014 and December 31, 2013	4

	Condensed consolidated statements of comprehensive income (loss) (unaudited) for the three and nine months ended December 31, 2014 and December 31, 2013	5

	Condensed consolidated statements of cash flows (unaudited) for the nine months ended December 31, 2014 and December 31, 2013	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations	22

ITEM 3.	Quantitative and qualitative disclosures about market risk	42

ITEM 4.	Controls and procedures	43

PART II – OTHER INFORMATION

ITEM 1.	Legal proceedings	45

ITEM 1A.	Risk factors	45

ITEM 2.	Unregistered sales of equity securities and use of proceeds	60

ITEM 3.	Defaults upon senior securities	60

ITEM 4.	Mine safety disclosures	60

ITEM 5.	Other information	60

ITEM 6.	Exhibits	61

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,750	$28,800
Accounts receivable, net	33,385	48,422
Inventories	6,525	9,109
Deferred costs – eyewear	191	149
Prepaid expenses and other current assets	5,099	5,197
Total current assets	96,950	91,677
Property and equipment, net	21,980	22,491
Cinema systems, net	91,566	106,792
Goodwill	10,657	10,657
Other intangibles, net	5,198	6,154
Deferred income taxes	4,571	4,571
Other assets	8,792	4,840
Total assets	$239,714	$247,182
Liabilities and equity
Current liabilities:
Accounts payable	$5,245	$12,470
Accrued expenses and other liabilities	24,010	21,896
Deferred revenue	5,295	8,143
Income taxes payable	681	1,790
Deferred income taxes	4,297	4,288
Current portion of Credit Agreement	7,460	12,500
Total current liabilities	46,988	61,087
Credit Agreement, net of current portion	24,245	23,750
Deferred revenue, net of current portion	4,088	6,465
Other long-term liabilities	4,263	5,046
Total liabilities	79,584	96,348
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 50,319 and 49,438 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	367,501	352,913
Accumulated deficit	(208,865)	(201,763)
Accumulated other comprehensive income	2,072	262
Total RealD Inc. stockholders’ equity	160,708	151,412
Noncontrolling interest	(578)	(578)
Total equity	160,130	150,834
Total liabilities and equity	$239,714	$247,182

 See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenue:
License	$20,958	$35,619	$88,961	$103,901
Product and other	11,613	19,819	46,597	54,685
Total revenue	32,571	55,438	135,558	158,586
Cost of revenue:
License	11,487	11,472	33,612	33,981
Product and other	6,121	16,696	31,410	49,248
Total cost of revenue	17,608	28,168	65,022	83,229
Gross profit	14,963	27,270	70,536	75,357
Operating expenses:
Research and development	4,582	5,236	14,692	15,465
Selling and marketing	4,382	6,842	15,493	20,295
General and administrative	12,654	13,161	35,804	39,533
Total operating expenses	21,618	25,239	65,989	75,293
Operating income (loss)	(6,655)	2,031	4,547	64
Interest expense, net	(393)	(525)	(1,278)	(1,765)
Other income (loss)	(3,088)	(47)	(4,264)	227
Income (loss) before income taxes	(10,136)	1,459	(995)	(1,474)
Income tax expense	1,154	1,614	5,117	4,881
Net loss	(11,290)	(155)	(6,112)	(6,355)
Net income attributable to noncontrolling interest	—	(116)	—	(101)
Net loss attributable to RealD Inc. common stockholders	$(11,290)	$(271)	$(6,112)	$(6,456)

Loss per common share:
Basic	$(0.23)	$(0.01)	$(0.12)	$(0.13)
Diluted	$(0.23)	$(0.01)	$(0.12)	$(0.13)
Shares used in computing loss per common share:
Basic	49,771	49,325	49,935	49,459
Diluted	49,771	49,325	49,935	49,459

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net loss	$(11,290)	$(155)	$(6,112)	$(6,355)
Other comprehensive income, net of tax:
Foreign currency translation gains	1,339	71	1,810	276
Other comprehensive income, net of tax	1,339	71	1,810	276
Comprehensive loss	$(9,951)	$(84)	$(4,302)	$(6,079)

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net loss	$(6,112)	$(6,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,925	30,082
Deferred income tax	1	35
Non-cash interest expense	203	281
Non-cash stock compensation	11,515	13,605
Non-cash bad debt expense	646	513
Loss on disposal of property and equipment	154	103
Impairment of long-lived assets and related purchase commitments	2,736	3,547
Changes in operating assets and liabilities:
Accounts receivable	13,916	(5,872)
Inventories	2,269	6,079
Prepaid expenses and other current assets	117	(1,809)
Deferred costs - eyewear	(42)	66
Other assets	(3,286)	114
Accounts payable	(7,137)	(15,848)
Accrued expenses and other liabilities	2,347	1,314
Other long-term liabilities	(783)	(572)
Income taxes receivable/payable	(1,152)	1,065
Deferred revenue	(5,224)	(4,828)
Net cash provided by operating activities	40,093	21,520

Cash flows from investing activities
Purchases of property and equipment	(4,032)	(3,805)
Purchases of cinema systems and related components	(12,626)	(15,646)
Proceeds from sale of property and equipment	79	215
Net cash used in investing activities	(16,579)	(19,236)

Cash flows from financing activities
Proceeds from Credit Agreement	37,300	37,500
Repayments on Credit Agreement	(41,845)	(35,625)
Payments of debt issuance costs	(895)	—
Proceeds from exercise of stock options	2,782	1,374
Proceeds from employee stock purchase plan	291	303
Repurchase of statutory withholdings of stock issued for restricted stock units	(990)	—
Purchases of treasury stock	—	(7,511)
Net cash used in financing activities	(3,357)	(3,959)
Effect of currency exchange rate changes on cash and cash equivalent	2,793	276
Net increase (decrease) in cash and cash equivalents	22,950	(1,399)
Cash and cash equivalents, beginning of period	28,800	31,020
Cash and cash equivalents, end of period	$51,750	$29,621

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 refers to RealD Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of December 31, 2014 and for the three months and nine months ended December 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of the Company’s condensed consolidated financial statements. Accordingly, certain information and footnote disclosure normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2014 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

2. Effect of certain correction on certain financial statements

During the third quarter of fiscal year 2015, the Company identified certain errors and, accordingly, performed additional analyses and supplementary review procedures, following the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 250 Accounting Changes and Error Corrections and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 1 Financial Statements. Upon completion of these procedures, the Company concluded that the effects of the errors were not material to any prior year previously reported amounts but are material to previously reported interim amounts for the first and second quarters of the current fiscal year. Accordingly, the Company has restated certain previously reported interim condensed consolidated balance sheet, condensed consolidated statements of operations and condensed consolidated statements of cash flows amounts to correct these errors.

Description of Adjustments

In the course of the Company's financial statement closing process for the quarter ended December 31, 2014, the following individually immaterial errors related to previously reported financial information were discovered:

•recognizing accruals for completed installments of cinema systems and related components;
•reclassification of loan payment due to a bank automatic withdrawal occurring one day late;
•accounting for shares withheld to satisfy minimum withholding requirements for vested share based grants;
•elimination of inter-entity sales transactions and corresponding foreign currency impacts; and
•adjustments to various accruals and allowances.

The effect of the correction on certain financial statement captions within the Company's Condensed Consolidated Statements of Operations was as follows:

	Three months ended June 30, 2014
	As Reported	Adjustments	Restated Amounts
	(In thousands, except per share data)
Revenue:
License	$35,973	$(160)	$35,813
Product and other	19,406	—	19,406
Total revenue	55,379	(160)	55,219
Cost of revenue:
License	10,897	(49)	10,848
Product and other	14,499	(149)	14,350
Total cost of revenue	25,396	(198)	25,198
Gross profit	29,983	38	30,021
Operating expenses:
Research and development	3,790	(72)	3,718
Selling and marketing	5,791	(10)	5,781
General and administrative	12,344	(350)	11,994
Total operating expenses	21,925	(432)	21,493
Operating income	8,058	470	8,528
Interest expense, net	(430)	(42)	(472)
Other income	160	—	160
Income before income taxes	7,788	428	8,216
Income tax expense	2,287	—	2,287
Net income	5,501	428	5,929
Net income attributable to noncontrolling interest	—	—	—
Net income attributable to RealD Inc. common stockholders	$5,501	$428	$5,929
Earnings per common share:
Basic	$0.11	$0.01	$0.12
Diluted	$0.10	$0.01	$0.11

	Three months ended September 30, 2014			Six months ended September 30, 2014
	As Reported	Adjustments	Restated Amounts	As Reported	Adjustments	Restated Amounts
	(In thousands, except per share data)			(In thousands, except per share data)
Revenue:
License	$31,834	$356	$32,190	$67,807	$196	$68,003
Product and other	15,578	—	15,578	34,984	—	34,984
Total revenue	47,412	356	47,768	102,791	196	102,987
Cost of revenue:
License	11,613	(336)	11,277	22,510	(385)	22,125
Product and other	10,892	47	10,939	25,391	(102)	25,289
Total cost of revenue	22,505	(289)	22,216	47,901	(487)	47,414
Gross profit	24,907	645	25,552	54,890	683	55,573
Operating expenses:
Research and development	6,425	(33)	6,392	10,215	(105)	10,110
Selling and marketing	5,414	(84)	5,330	11,205	(94)	11,111
General and administrative	11,168	(12)	11,156	23,512	(362)	23,150
Total operating expenses	23,007	(129)	22,878	44,932	(561)	44,371
Operating income	1,900	774	2,674	9,958	1,244	11,202
Interest expense, net	(455)	42	(413)	(885)	—	(885)
Other loss	(1,336)	—	(1,336)	(1,176)	—	(1,176)
Income before income taxes	109	816	925	7,897	1,244	9,141
Income tax expense	1,676	—	1,676	3,963	—	3,963
Net income (loss)	(1,567)	816	(751)	3,934	1,244	5,178
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to RealD Inc. common stockholders	$(1,567)	$816	$(751)	$3,934	$1,244	$5,178
Earnings (loss) per common share:
Basic	$(0.03)	$0.01	$(0.02)	$0.08	$0.02	$0.10
Diluted	$(0.03)	$0.01	$(0.02)	$0.08	$0.02	$0.10

The effect of the correction on certain financial statement captions within the Company's Condensed Consolidated Balance Sheet was as follows:

	As of June 30, 2014
	As Reported	Adjustments	Restated Amounts
	(In thousands, except per share data)

Cash and cash equivalents	$27,841	$1,865	$29,706
Accounts receivable, net	59,818	(342)	59,476
Inventories	7,807	90	7,897
Prepaid expenses and other current assets	4,834	(47)	4,787
Total current assets	101,013	1,566	102,579
Cinema systems, net	100,355	2,651	103,006
Other assets	7,230	(107)	7,123
Total assets	$253,421	$4,110	$257,531

Accrued expenses and other liabilities	$20,505	$2,123	$22,628
Deferred revenue	7,046	(300)	6,746
Current portion of Credit Agreement	7,460	1,865	9,325
Total current liabilities	52,638	3,688	56,326
Total liabilities	91,106	3,688	94,794

Accumulated deficit	(196,262)	159	(196,103)
Accumulated other comprehensive income	261	263	524
Total RealD Inc. stockholders’ equity	162,893	422	163,315
Total equity	162,315	422	162,737
Total liabilities and equity	$253,421	$4,110	$257,531

	As of September 30, 2014
	As Reported	Adjustments	Restated Amounts
	(In thousands, except per share data)

Cash and cash equivalents	$49,903	$—	$49,903
Accounts receivable, net	40,600	(178)	40,422
Inventories	7,704	90	7,794
Total current assets	103,238	(88)	103,150
Cinema systems, net	96,106	1,725	97,831
Total assets	$250,989	$1,637	$252,626

Accrued expenses and other liabilities	$22,332	$899	$23,231
Deferred revenue	6,673	(117)	6,556
Total current liabilities	50,074	782	50,856
Total liabilities	85,418	782	86,200

Accumulated deficit	(197,829)	547	(197,282)
Accumulated other comprehensive income	425	308	733
Total RealD Inc. stockholders’ equity	166,149	855	167,004
Total equity	165,571	855	166,426
Total liabilities and equity	$250,989	$1,637	$252,626

The effect of the correction on certain financial statement captions within the Company's Condensed Consolidated Statement of Cash Flow was as follows:

	Three months ended June 30, 2014			Six months ended September 30, 2014
	As Reported	Adjustments	Restated Amounts	As Reported	Adjustments	Restated Amounts
Cash flows from operating activities
Net income	$5,501	$428	$5,929	$3,934	$1,244	$5,178
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,813	—	9,813	20,223	(218)	20,005
Changes in operating assets and liabilities:
Accounts receivable	(11,396)	342	(11,054)	7,822	178	8,000
Inventories	1,302	(90)	1,212	1,405	(90)	1,315
Prepaid expenses and other current assets	1,273	47	1,320	237	—	237
Other assets	(2,390)	107	(2,283)	(2,316)	—	(2,316)
Accrued expenses and other liabilities	(1,429)	2,123	694	436	899	1,335
Deferred revenue	(1,913)	(300)	(2,213)	(2,998)	(117)	(3,115)
Net cash provided by operating activities	4,106	2,657	6,763	32,933	1,896	34,829
Cash flows from investing activities
Purchases of property and equipment	(2,632)	(263)	(2,895)	(3,448)	—	(3,448)
Purchases of cinema systems and related components	(2,799)	(2,388)	(5,187)	(7,456)	(1,507)	(8,963)
Net cash used in investing activities	(5,364)	(2,651)	(8,015)	(10,825)	(1,507)	(12,332)
Cash flows from financing activities
Repayments on Credit Agreement	(38,115)	1,865	(36,250)	(39,980)	—	(39,980)
Repayments on tax withholding of restricted stock units	—	(269)	(269)	—	(697)	(697)
Net cash provided (used) by financing activities	300	1,596	1,896	(1,168)	(697)	(1,865)
Effect of currency exchange rate changes on cash and cash equivalent	(1)	263	262	163	308	471
Net increase (decrease) in cash and cash equivalents	(959)	1,865	906	21,103	—	21,103
Cash and cash equivalents, beginning of period	28,800	—	28,800	28,800	—	28,800
Cash and cash equivalents, end of period	$27,841	$1,865	$29,706	$49,903	$—	$49,903

The effect of the correction on certain financial statement captions within the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) were not material for any previously reported periods.

3. Summary of significant accounting policies

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

The calculation of the basic and diluted loss per share of common stock for the three and nine months ended December 31, 2014 and December 31, 2013 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands, except share and per share data)	2014	2013	2014	2013
Numerator:
Net loss	$(11,290)	$(155)	(6,112)	(6,355)
Net income attributable to noncontrolling interest	—	(116)	—	(101)
Net loss attributable to RealD Inc. common stockholders	$(11,290)	$(271)	$(6,112)	$(6,456)
Denominator:
Weighted-average common shares outstanding (basic)	49,771	49,325	49,935	49,459
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding (diluted)	49,771	49,325	49,935	49,459
Loss per common share:
Basic	$(0.23)	$(0.01)	$(0.12)	$(0.13)
Diluted	$(0.23)	$(0.01)	$(0.12)	$(0.13)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted loss per common share for the three and nine months ended December 31, 2014 and December 31, 2013 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2014	2013
Options, employee stock purchase plan, restricted stock units and warrants to purchase common stock	10,944	9,144	9,678	9,538

Due to the loss attributable to the Company’s common stockholders for both the three and nine months ended December 31, 2014 and December 31, 2013, basic loss per share of common stock and diluted loss per share of common stock are the same because the effect of potentially dilutive securities would be antidilutive.

Accounts receivable

Accounts receivable consists of trade receivables, value-added tax (“VAT”) receivables and other receivables. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The allowance for doubtful accounts and customer credits totaled $5.5 million and $3.2 million as of December 31, 2014 and March 31, 2014, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of December 31, 2014 and March 31, 2014, the inventory reserve as a result of the Company’s net realizable value analyses was $0 and $0.6 million, respectively.

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

For the three months ended December 31, 2014 and December 31, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.3 million and $0.8 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $2.7 million and $3.5 million, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended December 31, 2014 and December 31, 2013.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $0.6 million and $1.6 million for the three months ended December 31, 2014 and December 31, 2013, respectively. Shipping and handling costs recognized in cost of revenue were $3.6 million and $5.5 million for the nine months ended December 31, 2014 and December 31, 2013, respectively.

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

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted the provisions of ASU 2014-12 in the third quarter of fiscal year 2015. The Company’s adoption is not expected to have any material impact on its consolidated financial statements. The Company already follows the accepted accounting within ASU 2014-12 for stock compensation terms within the scope of this clarifying guidance.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current year's presentation.

4. Cinema Systems and Property & Equipment

Tangible fixed assets consist of the following:

	December 31,	March 31,
(in thousands)	2014	2014
RealD Cinema Systems	211,454	$205,632
Leasehold improvements	17,457	16,935
Machinery and equipment	7,623	4,753
Furniture and fixtures	1,258	1,272
Computer equipment and software	10,139	9,197
Construction in process	674	1,554
Total	$248,605	$239,343
Less accumulated depreciation	(135,059)	(110,060)
Cinema Systems and Property & Equipment, net	$113,546	$129,283

Depreciation expense amounted to $9.6 million and $10.0 million for the three months ended December 31, 2014 and December 31, 2013, respectively. Depreciation expense amounted to $29.0 million and $29.1 million for the nine months ended December 31, 2014 and December 31, 2013, respectively.

5. Fair value measurement

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

The Company purchases foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forcasted payments and expenses denominated in certain foreign currencies. As of December 31, 2014, RealD had outstanding forward contracts based on Great Britain Pound and Euro with notional amounts totaling $4.8 million. The fair value measurement of the derivative instruments was as follows:

(in thousands)
Fair value measurement as of December 31, 2014, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Derivatives:
Foreign currency forward contracts	$—	$270	$—	$270
Total assets	$—	$270	$—	$270

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

As of March 31, 2014, the carrying amounts of the Company’s foreign currency forward contracts were not significant.

For the three and nine months ended December 31, 2014, the net gain related to the change in fair value of the Company's foreign currency forward contracts was $0.2 million and $0.3 million, respectively. For both the three and nine months ended ended December 31, 2013, the net gain (loss) related to the change in fair value of the Company’s foreign currency forward contracts was immaterial. Foreign currency master agreements typically allow the netting of receivables and payables. The Company had a net receivable of $0.3 million as of December 31, 2014 and any such amounts were not significant as of March 31, 2014.

The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not currently anticipate nonperformance by the counterparties.

6. 2014 Cost Reduction Plan

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

The Company accounts for the 2014 Cost Reduction Plan in accordance with the Accounting Standards Codification, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the 2014 Cost Reduction Plan’s workforce reduction and commencement of the relocation of manufacturing, the Company incurred termination and other charges totaling approximately $4.7 million for the fiscal year ended March 31, 2014. Charges of $0.9 million have been incurred in the nine months ended December 31, 2014, including $0.3 million for the accrual of losses on a lease for manufacturing facilities that will no longer be used in the Company’s operations. Therefore, the total charges were $5.6 million through December 31, 2014. The following tables summarizes the charges resulting from implementation of the 2014 Cost Reduction Plan during the three and nine months ended December 31, 2014 and December 31, 2013 :

	Three months ended			Nine months ended
	December 31, 2014			December 31, 2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$1	$132	$133	$25	$505	$530
Research and development	115	—	115	115	—	115
Selling and marketing	59	—	59	75	—	75
General and administrative	2	—	2	192	—	192
Total	$177	$132	$309	$407	$505	$912

	Three months ended			Nine months ended
	December 31, 2013			December 31, 2013
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$842	$—	$842	$842	$—	$842
Research and development	755	—	755	755	—	755
Selling and marketing	1,104	—	1,104	1,104	—	1,104
General and administrative	956	—	956	956	—	956
Total	$3,657	$—	$3,657	$3,657	$—	$3,657

The following table summarizes the activity resulting from implementation of the 2014 Cost Reduction Plan within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	$407	$505	912
(Payments)	(877)	(240)	(1,117)
Cost reduction plan liabilities as of December 31, 2014	$946	$265	$1,211

On December 4, 2014, the Company announced a plan for additional cost savings through operating expense savings and capital expenditure reductions for fiscal year 2016. The Company has not implemented these cost reduction initiatives yet, and there is no guarantee that any cost reduction will actually be achieved.

Additionally, the Company leases office space for its headquarters that includes approximately $5.5 million in leasehold improvements and other items classified as fixed assets (see Note 4 “Cinema Systems and Property & Equipment”). If the Company relocated the office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

7. Borrowings

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

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015, the Company borrowed $37.3 million under the Term Loan Facility, resulting in $12.7 million being available for future draws through June 26, 2015.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the Revolving Facility and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at the Company’s option at either the Eurodollar rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Eurocurrency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee between 2.25% to 2.75%, depending on the Company’s leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at December 31, 2014 and March 31, 2014.

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

As of December 31, 2014, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility, totaling $62.7 million of availability under the 2014 Credit Agreement.

As of December 31, 2014, there was no balance outstanding under the Revolving Facility. The term loan outstanding balance of $31.7 million at December 31, 2014 is to be repaid in 13 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018.  The current and non-current portions of the Credit Agreement due as of December 31, 2014 and March 31, 2014 were as follows:

	December 31, 2014	March 31, 2014
(in thousands)
Current portion of Credit Agreement	$7,460	$12,500
Credit Agreement, net of current portion	24,245	23,750
Total Credit Agreement	$31,705	$36,250

At December 31, 2014, the Company’s future minimum 2014 Credit Agreement obligations were as follows:

Fiscal year 2015	$1,865
Fiscal year 2016	7,460
Fiscal year 2017	7,460
Fiscal year 2018	7,460
Fiscal year 2019	7,460
Total	$31,705

As of December 31, 2014, borrowings outstanding under the 2014 Credit Agreement bear interest at 2.69%. As of March 31, 2014, there were $36.3 million in borrowings outstanding under the 2012 Credit Agreement which bore interest at 2.88%. Interest expense related to our borrowings was $0.4 million and $0.5 million for the three months ended December 31, 2014 and December 31, 2013, respectively. Interest expense related to our borrowings was $1.1 million and $1.8 million for the nine months ended December 31, 2014 and December 31, 2013, respectively.

Under the 2014 Credit Agreement, RealD’s business is subject to certain limitations, including limitations on the Company’s ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell its assets other than in the ordinary course of business. The Company is also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2014, RealD was in compliance with all financial covenants in the 2014 Credit Agreement. If the Company fails to comply with any of the covenants or if any other event of default should occur, the Lenders could elect to prevent the Company from borrowing and declare the indebtedness to be immediately due and payable.

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

8. Commitments and contingencies

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

The Company has entered into contracts with certain of its vendors. Future obligations under such contracts totaled $3.8 million at December 31, 2014 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.

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

9. Share-based compensation

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2014 and December 31, 2013 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2014	2013
Share-based compensation
Cost of revenue	$317	$181	$932	$722
Research and development	797	632	2,473	2,107
Selling and marketing	599	1,608	2,228	4,189
General and administrative	1,569	2,066	5,882	6,587
Total	$3,282	$4,487	$11,515	$13,605

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2014, the Company granted 0.6 million stock options at a weighted average grant date fair value of $5.90 per share.  For the three months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to stock options and the Company’s employee stock purchase plan was $1.8 million and $3.2 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to stock options and the Company’s employee stock purchase plan was $6.3 million and $10.3 million, respectively.

Certain of the Company’s management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with the Company. The performance goals for the performance stock options are based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, the Company’s Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For both the three and nine months ended December 31, 2014, share based compensation expense related to performance stock options were $0.2 million. For the three and nine months ended December 31, 2013, share-based compensation expense related to performance stock options were $0.1 million and $0.5 million, respectively.

Certain of the Company’s management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to performance stock units was $17 thousand and $0, respectively. For the nine months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to performance stock units was $1.0 million and $0, respectively.

Certain of the Company’s employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the nine months ended December 31, 2014, the Company granted 1.2 million restricted stock units at a weighted average grant date fair value of $11.17 per restricted stock unit. For the three months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to restricted stock units was $1.5 million and $0.9 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to restricted stock units was $4.1 million and $2.2 million, respectively.

10. Income taxes

The Company’s income tax expense for the three months ended December 31, 2014 and December 31, 2013 was $1.2 million and $1.6 million, respectively. The decrease in income tax expense for the three months ended December 31, 2014 was due primarily to decreased quarterly revenue in foreign jurisdictions where the Company is subject to foreign income taxes. The Company’s income tax expense for the nine months ended December 31, 2014 and December 31, 2013 was $5.1 million and $4.9 million, respectively. The Company has net operating losses that may potentially be offset against future domestic earnings. The Company files federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, the Company’s United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of December 31, 2014, the Company has determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

11. Equity

A summary of the changes in total equity for the nine months ended December 31, 2014 was as follows:

	RealD Inc. stockholders’	Noncontrolling	Total
(in thousands)	equity	interest	equity
Balance, March 31, 2014	$151,412	$(578)	$150,834
Share-based compensation	11,515	—	11,515
Exercise of stock options	2,782	—	2,782
Purchase and distribution of stock under employee stock purchase plan	291	—	291
Repurchase of statutory withholdings of stock issued for restricted stock units	(990)	—	(990)
Comprehensive income:
Other comprehensive income, net of tax	1,810	—	1,810
Net loss	(6,112)	—	(6,112)
Total comprehensive income	(4,302)	—	(4,302)
Balance, December 31, 2014	$160,708	$(578)	$160,130

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies and our ability to successfully commercialize our technologies within a particular time frame, if at all; 3D motion picture releases and conversions scheduled for fiscal year 2015 ending March 31, 2015 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; our relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; any discussion regarding strategic alternatives; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and our ability to execute and achieve anticipated savings or other benefits from our cost reduction efforts. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(approximate numbers, in millions)	2014	2013	2014	2013
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$157	$341	$818	$1,031
Estimated box office on RealD international screens	181	411	925	1,149
Total estimated box office on RealD screens	$338	$752	$1,743	$2,180

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(approximate numbers)	2014	2013	2014	2013
Number of 3D motion pictures (released domestically during period)	5	8	24	27

	December 31,	December 31,
	2014	2013
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,600	13,400
Total international RealD enabled screens	12,900	11,400
Total RealD enabled screens	26,500	24,800

Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD enabled screens	3,000	3,000
Total international locations with RealD enabled screens	3,100	2,900
Total locations with RealD enabled screens	6,100	5,900

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

Cinema

As of December 31, 2014, there were approximately 26,500 RealD-enabled screens worldwide as compared to approximately 24,800 RealD-enabled screens worldwide as of December 31, 2013, an increase period over period of 1,700 RealD-enabled screens or 7%. The majority of our increase in installed screens occurred in Latin America, China and Europe. Based on the slate announced by motion picture studios, we anticipate that approximately 30 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2015, including Guardians of the Galaxy and sequels and spin-offs to successful major motion picture franchises, such as Captain America, Rio, The Amazing Spider-Man, X-Men, How to Train Your Dragon, Transformers, The Hobbit, Divergent and Penguins of Madagascar.

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

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2014	2013
Consolidated statements of operations data:
Revenue	$32,571	$55,438	$135,558	$158,586
Cost of revenue	17,608	28,168	65,022	83,229
Gross margin	14,963	27,270	70,536	75,357
Operating expenses:
Research and development	4,582	5,236	14,692	15,465
Selling and marketing	4,382	6,842	15,493	20,295
General and administrative	12,654	13,161	35,804	39,533
Total operating expenses	21,618	25,239	65,989	75,293
Operating income (loss)	(6,655)	2,031	4,547	64
Interest expense, net	(393)	(525)	(1,278)	(1,765)
Other income (loss)	(3,088)	(47)	(4,264)	227
Income (loss) before income taxes	(10,136)	1,459	(995)	(1,474)
Income tax expense	1,154	1,614	5,117	4,881
Net loss	(11,290)	(155)	(6,112)	(6,355)
Net loss attributable to noncontrolling interest	—	(116)	—	(101)
Net loss attributable to RealD Inc. common stockholders	$(11,290)	$(271)	$(6,112)	$(6,456)
Other data:
Adjusted EBITDA (1)	$8,122	$21,257	$49,633	$50,955

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

As a result of the 2014 Cost Reduction Plan’s workforce reduction and commencement of the relocation of manufacturing, we incurred termination and other charges totaling approximately $4.7 million for the fiscal year ended March 31, 2014. Charges of $0.9 million have been incurred in the nine months ended December 31, 2014, including $0.3 million for the accrual of losses on a lease for manufacturing facilities that will no longer be used in our operations. Therefore, the total charges were $5.6 million through December 31, 2014. The following tables summarize the charges resulting from implementation of the 2014 Cost Reduction Plan during the three and nine months ended December 31, 2014 and December 31, 2013:

	Three months ended			Nine months ended
	December 31, 2014			December 31, 2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$1	$132	$133	$25	$505	$530
Research and development	115	—	115	115	—	115
Selling and marketing	59	—	59	75	—	75
General and administrative	2	—	2	192	—	192
Total	$177	$132	$309	$407	$505	$912

	Three months ended			Nine months ended
	December 31, 2013			December 31, 2013
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$842	$—	$842	$842	$—	$842
Research and development	755	—	755	755	—	755
Selling and marketing	1,104	—	1,104	1,104	—	1,104
General and administrative	956	—	956	956	—	956
Total	$3,657	$—	$3,657	$3,657	$—	$3,657

The following table summarizes the activity resulting from implementation of the 2014 Cost Reduction Plan within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	$407	$505	912
(Payments)	(877)	(240)	(1,117)
Cost reduction plan liabilities as of December 31, 2014	$946	$265	$1,211

On December 4, 2014, we announced a plan for additional cost savings through operating expense savings and capital expenditure reductions for fiscal year 2016. We have not implemented these cost reduction initiatives yet, and there is no guarantee that any cost reduction will actually be achieved.

Additionally, we lease office space for our headquarters that includes approximately $5.5 million in leasehold improvements and other items classified as fixed assets (see Note 4 “Cinema Systems and Property & Equipment”). If we relocated the office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Revenue

	Three months ended
	December 31,		December 31,
(in thousands)	2014		2013		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$5,944	18%	$11,787	21%	$(5,843)	(50)%
International	15,014	46%	23,832	43%	(8,818)	(37)%
Total license revenue	$20,958	64%	$35,619	64%	$(14,661)	(41)%
Product and other revenue
Domestic	$6,397	20%	$13,218	24%	$(6,821)	(52)%
International	5,216	16%	6,601	12%	(1,385)	(21)%
Total product and other revenue	$11,613	36%	$19,819	36%	$(8,206)	(41)%
Total revenue	$32,571	100%	$55,438	100%	$(22,867)	(41)%

Our total revenue for the three months ended December 31, 2014 decreased $22.9 million, or 41%, as compared to the three months ended December 31, 2013. The decrease was due to a decrease in both license revenue and eyewear revenue worldwide resulting from an overall decrease in our box office performance. This decrease in overall international revenue was net of a slight increase in the emerging markets, such as China and Russia. For the three months ended December 31, 2014, total license revenue in China decreased $1.3 million, or 23%, as compared to the three months ended December 31, 2013. However, total China license revenue comprised approximately 28% of total international license revenue for the three months ended December 31, 2014 as compared to approximately 23% for the three months ended December 31, 2013. Our international markets comprised approximately 62% of total revenue for the three months ended December 31, 2014 as compared to approximately 55% for the three months ended December 31, 2013.

For the three months ended December 31, 2014, there were five motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended December 31, 2014 includes admission-based fees related to the following motion pictures: The Hobbit: Battle of the Five Armies ($3.7 million), Big Hero 6 ($1.7 million), Exodus ($1.2 million), The Penguins of Madagascar ($1.2 million) and Teenage Mutant Ninja Turtles ($1.1 million).

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

License revenues comprised 64% of total revenues for both the three months ended December 31, 2014 and December 31, 2013. International license revenues comprised of $15.0 million, or 72% of total license revenues and $23.8 million, or 67% of total license revenue for the three months ended December 31, 2014 and December 31, 2013, respectively.

The $8.2 million decrease in our product and other revenue during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold globally and timing of the demand of our products. This decrease in RealD eyewear volume both domestically and internationally compared to the prior period resulted from exhibitor buying patterns relative to the film slate and overall decrease in our box office performance period over period. International product revenues totaled $5.2 million, or 45%, of total product revenues and $6.6 million, or 33%, of total product revenues for the three months ended December 31, 2014 and December 31, 2013, respectively.

We expect our future revenue, particularly in our license business (which in many instances is based on royalty rates negotiated between us and our customers), will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions, box office performance and mix of ticket types of those films.

Cost of Revenue

	Three months ended
	December 31,		December 31,
(in thousands)	2014		2013		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$20,958	64%	$35,619	64%	$(14,661)	(41)%
Product and other	11,613	36%	19,819	36%	(8,206)	(41)%
Total revenue	$32,571	100%	$55,438	100%	$(22,867)	(41)%
Cost of revenue:
License	$11,487	55%	$11,472	32%	$15	—%
Product and other	6,121	53%	16,696	84%	(10,575)	(63)%
Total cost of revenue	$17,608	54%	$28,168	51%	$(10,560)	(37)%
Gross profit:
License	$9,471	45%	$24,147	68%	$(14,676)	(61)%
Product and other	5,492	47%	3,123	16%	2,369	76%
Total gross profit	$14,963	46%	$27,270	49%	$(12,307)	(45)%

The three months ended December 31, 2014 includes expenses discussed under the caption “2014 Cost Reduction Plan”.

For the three months ended December 31, 2014, our total cost of revenue decreased $10.6 million primarily due to lower per pair average cost of RealD eyewear and decreased volume of shipping as a result of slate change and overall box office performance.  However, total cost of revenue as a percentage of total revenue increased to 54% for the three months ended December 31, 2014, as compared to 51% for the three months ended December 31, 2013.

License cost of revenue for the three months ended December 31, 2014 remained relatively consistent as depreciation rates are normalized quarter-over-quarter. Depreciation expense totaling $8.2 million and $8.4 million, or 39% and 24% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months ended December 31, 2014 and December 31, 2013, respectively.

Product and other gross profit increased $2.4 million during the three months ended December 31, 2014, primarily as a result of optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin increased to 47% for the three months ended December 31, 2014 as compared to 16% for the three months ended December 31, 2013.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $1.3 million and $1.5 million for the three months ended December 31, 2014 and December 31, 2013, respectively, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expense

	Three months ended
	December 31,	December 31,	Amount	Percentage
(in thousands)	2014	2013	change	change
Research and development	$4,582	$5,236	$(654)	(12)%
Selling and marketing	4,382	6,842	(2,460)	(36)%
General and administrative	12,654	13,161	(507)	(4)%
Total operating expenses	$21,618	$25,239	$(3,621)	(14)%

Research and development. Our research and development expenses decreased during the three months ended December 31, 2014 as compared to the same period in fiscal year 2014 primarily due to $0.6 million lower severance expense resulting from the 2014 Cost Reduction Plan, $0.5 million lower amortization and depreciation expense, and $0.3 million lower outside services expense, which are largely offset by $0.5 million higher non-recurring engineering expense because of timing of project spending and $0.2 million higher stock based compensation expenses resulting from the 2014 Cost Reduction Plan. In addition, as discussed in the Opportunities, trends and factors affecting comparability section, while we continue to support our core cinema platform, we are actively evaluating various alternatives for certain research and development efforts.

Selling and marketing. Our selling and marketing expenses decreased primarily due to $2.5 million lower personnel expenses as a result of the 2014 Cost Reduction Plan. We expect to incur less overall selling and marketing expenses despite our continuous global efforts to market future 3D films.

General and administrative. Our general and administrative expenses decreased primarily due to $1.9 million lower personnel costs resulting from the 2014 Cost Reduction Plan, which was largely offset by $0.8 million higher bad debt expense and $0.5 million higher outside and professional service fees.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.4 million and $0.5 million for the three months ended December 31, 2014 and December 31, 2013, respectively. The decrease in net interest expense was primarily due to decreased borrowings.

Other income (loss).  Our other loss for the three months ended December 31, 2014 was $3.1 million as compared to other loss of $47 thousand for the three months ended December 31, 2013 primarily due to $3.2 million unrealized losses on foreign currency exchange transactions that we recorded during the three months ended December 31, 2014. The unrealized losses on foreign currency exchange transactions were attributed by $2.1 million unrealized losses on Russian Rubles resulting from the latest economic and political situation in Russia, $0.4 million unrealized losses on Japanese Yen and $0.7 million unrealized losses on Euro and Great British Pound as US Dollar continued to strengthen against other currencies.

Income tax.  Our income tax expense for the three months ended December 31, 2014 was $1.2 million compared to $1.6 million for the three months ended December 31, 2013, primarily due to decreased foreign revenue in countries subject to withholding and income taxes.

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

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013

Revenue

	Nine months ended
	December 31,		December 31,
(in thousands)	2014		2013		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$29,789	22%	$39,935	25%	$(10,146)	(25)%
International	59,172	44%	63,966	41%	(4,794)	(7)%
Total license revenue	$88,961	66%	$103,901	66%	$(14,940)	(14)%
Product and other revenue
Domestic	$29,624	22%	$38,385	24%	$(8,761)	(23)%
International	16,973	12%	16,300	10%	673	4%
Total product and other revenue	$46,597	34%	$54,685	34%	$(8,088)	(15)%
Total revenue	$135,558	100%	$158,586	100%	$(23,028)	(15)%

Our total revenue for the nine months ended December 31, 2014 decreased $23.0 million, or less than 15%, as compared to the nine months ended December 31, 2013. The decrease was primarily due to lower domestic license revenue and domestic eyewear revenue resulting from an overall decrease in domestic box office performance during the nine months ended December 31, 2014, which primarily occurred during the first and third fiscal quarters of the year. Additionally, international license revenue also decreased significantly resulting from an overall decrease in international box office performance during the third fiscal quarter of the year. These decreases were slightly offset by an increase in international eyewear revenue resulting from our expansion into emerging markets, such as China, during the period. For the nine months ended December 31, 2014, total license revenue in China revenue increased $1.9 million, or 17%, as compared to the nine months ended December 2013. Further, total China license revenue comprised approximately 22% of total international license revenue for the nine months ended December 31, 2014 as compared to approximately 17% for the nine months ended December 31, 2013. Our international markets comprised approximately 56% of total revenue for the nine months ended December 31, 2014 as compared to approximately 51% for the nine months ended December 31, 2013.

For the nine months ended December 31, 2014, there were 17 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top ten motion pictures that contributed greater than $1.0 million of admission-based fees to net license revenue for the nine months ended December 31, 2014 included the following: Transformers 4: Age of Extinction ($7.3 million), X-Men: Days of Future Past ($5.6 million), Dawn of The Planet of The Apes ($5.5 million), Guardians of The Galaxy ($5.0 million), Amazing Spiderman 2 ($5.0 million), Maleficient ($4.4 million), Captain America 2: The Winter Soldier ($4.2 million), Godzilla ($3.8 million), How to Train Your Dragon 2 ($3.7 million) and The Hobbit: Battle of the Five Armies ($3.7 million).

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

License revenues comprised 66% of total revenues for both the nine months ended December 31, 2014 and December 31, 2013. International license revenues comprised of $59.2 million, or 67% of total license revenues and $64.0 million, or 62% of total license revenue for the nine months ended December 31, 2014 and December 31, 2013, respectively.

The $8.1 million decrease in our product and other revenue during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013, was primarily a result of an increase in the volume of RealD eyewear consumed or sold to our international markets. This increase in RealD eyewear volume internationally compared to the prior period resulted from exhibitor buying patterns relative to the film slate. This increase was partially impacted by a reduction in average eyewear revenue per unit sold in domestic market as well as a decrease in RealD eyewear volume consumed or sold. International product revenues totaled $17.0 million, or 36%, of total product revenues and $16.3 million, or 30%, of total product revenues for the nine months ended December 31, 2014 and December 31, 2013, respectively.

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions and box office performance of those films.

Cost of Revenue

	Nine months ended
	December 31,		December 31,
(in thousands)	2014		2013		Amount	Percentage
	Amount	% of Revenue	Amount	% of Revenue	change	change
Revenue:
License revenue	$88,961	66%	$103,901	66%	$(14,940)	(14)%
Product and other	46,597	34%	54,685	34%	(8,088)	(15)%
Total revenue	$135,558	100%	$158,586	100%	$(23,028)	(15)%
Cost of revenue:
License	$33,612	38%	$33,981	33%	$(369)	(1)%
Product and other	31,410	67%	49,248	90%	(17,838)	(36)%
Total cost of revenue	$65,022	48%	$83,229	52%	$(18,207)	(22)%
Gross profit:
License	$55,349	62%	$69,920	67%	$(14,571)	(21)%
Product and other	15,187	33%	5,437	10%	9,750	179%
Total gross profit	$70,536	52%	$75,357	48%	$(4,821)	(6)%

The nine months ended December 31, 2014 includes expenses discussed under the caption “2014 Cost Reduction Plan”.

For the nine months ended December 31, 2014, our total cost of revenue decreased $18.2 million primarily due to the lower averaged per pair cost of RealD eyewear and decreased volume of shipments. This decrease in cost of eyewear revenue also impacted total cost of revenue as a percentage of total revenue, which decreased to 48% for the nine months ended December 31, 2014, as compared to 52% for the nine months ended December 31, 2013.

License cost of revenue for the nine months ended December 31, 2014 remained relatively consistent as compared to the same period in prior year. Depreciation expense totaling $25.0 million and $24.5 million, or 28% and 24% as a percentage of total license revenue, respectively, was included in license cost of revenue for the nine months ended December 31, 2014 and December 31, 2013, respectively.

Product and other gross profit increased $9.8 million during the nine months ended December 31, 2014, primarily as a result of optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin increased to 33% for the nine months ended December 31, 2014 as compared to 10% for the nine months ended December 31, 2013.

Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $5.4 million and $5.7 million for the nine months ended December 31, 2014 and December 31, 2013, respectively. Recycling costs included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Nine months ended
	December 31,	December 31,	Amount	Percentage
(in thousands)	2014	2013	change	change
Research and development	14,692	15,465	$(773)	(5)%
Selling and marketing	15,493	20,295	(4,802)	(24)%
General and administrative	35,804	39,533	(3,729)	(9)%
Total operating expenses	$65,989	$75,293	$(9,304)	(12)%

Research and development. Our research and development expenses remained relatively consistent for the nine months ended December 31, 2014 as compared to the same period in fiscal year 2014 primarily due to $1.3 million lower depreciation expense, $0.7 million lower outside and professional services and $0.3 million lower personnel expenses resulting from the 2014 Cost Reduction Plan, which were largely offset by $1.6 million higher non-recurring engineering expense and prototype units due to timing of project spending. In addition, as discussed in Opportunities, trends and factors affecting comparability section, while we continue to support our core cinema platform, we are actively evaluating various alternatives for certain research and development efforts.

Selling and marketing. Our selling and marketing expenses decreased primarily due to $3.3 million lower personnel costs as a result of the 2014 Cost Reduction Plan, $1.2 million lower online and other exhibition marketing expenses and $0.3 million lower travel expenses resulting from reduced marketing activities. We expect to incur less overall selling and marketing expenses, despite our continuous global marketing efforts to market future 3D films.

General and administrative. Our general and administrative expenses decreased primarily due to $2.7 million lower personnel costs as a result of the 2014 Cost Reduction Plan, $1.3 million lower sales taxes and $0.3 million lower professional and outside services fees, partially offset by $0.6 million higher amortization and depreciation expense and $0.1 million higher bad debt expense.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $1.3 million and $1.8 million for the nine months ended December 31, 2014 and December 31, 2013, respectively. The decrease in net interest expense was primarily due to decreased borrowings under the 2014 Credit Agreement.

Other income (loss).  Our other loss for the nine months ended December 31, 2014 was $4.3 million as compared to other income of $0.2 million for the nine months ended December 31, 2013 primarily due to $3.8 million unrealized losses on inter-entity foreign currency exchange transactions that we recorded during the nine months ended December 31, 2014 as compared to a gain during the same period of the prior year. The unrealized losses on foreign currency exchange transactions were attributed by $2.6 million unrealized losses on Russian Rubles resulting from the latest economic and political situation in Russia, $0.7 million unrealized losses on Euro and Great British Pound and $0.4 million unrealized losses on Japanese Yen as US Dollar continued to strengthen against other currencies.

Income tax.  Our income tax expense for the nine months ended December 31, 2014 was $5.1 million compared to $4.9 million for the nine months ended December 31, 2013. The income tax expense remained relatively consistent period over period primarily due to similar foreign revenue in countries subject to withholding and income taxes.

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

Seasonality and quarterly performance

Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer period generally will tend to show stronger box office performance and higher revenues due to the summer movie-going season, when many of the largest grossing films in any given year are typically released. By comparison the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in this seasonal period. We expect to experience seasonal fluctuations in results of operations as a result of these trends. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of other factors in addition to these seasonal trends, including delays in production or cancellations of 3D motion pictures or changes in release schedules, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part II, Item 1A below under the caption “Risk factors.”

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Nine months ended
(in thousands)	December 31, 2014	December 31, 2013
Operating activities	$40,093	$21,520
Investing activities	$(16,579)	$(19,236)
Financing activities	$(3,357)	$(3,959)

Cash flow from operating activities

The nine months ended December 31, 2014 includes payments discussed under the caption “2014 Cost Reduction Plan”.

Operating activities provided cash inflow of $40.1 million during the nine months ended December 31, 2014. The cash inflow primarily resulted from net loss adjusted for non-cash items and decreases in accounts receivable and a decrease in accounts payable and accrued expenses. Increase in accounts receivable were related to the timing of collections. The decrease in accounts payable and accrued expenses were related to the timing of payments.

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

Cash flow from investing activities

For both the nine months ended December 31, 2014 and December 31, 2013, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $16.7 million for the nine months ended December 31, 2014 and $19.5 million for the nine months ended December 31, 2013. We expect to continue to support the growth of our cinema business and existing sales base.

Cash flow from financing activities

Net cash outflow from financing activities for nine months ended December 31, 2014 resulted from $37.3 million in proceeds from the 2014 Credit Agreement, $3.1 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $36.2 million payoff of the 2012 Credit Agreement, the $5.6 million quarterly payment on the 2014 Credit Agreement and the $0.9 million payment of the debt issuance cost related to the completion of the 2014 Credit Agreement.

Net cash inflows from financing activities for the nine months ended December 31, 2013 primarily resulted from $37.5 million of proceeds from the 2012 Credit Agreement and $1.7 million proceeds from issuance of stock option exercises and employee stock purchases, which was partially offset by $35.6 million of repayments to the 2012 Credit Agreement and $7.5 million of stock repurchases

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were recorded as a deferred charge.  The issuance costs are being amortized over the contractual life of the Revolving Facility and recorded as interest expense.

As of December 31, 2014, there was $31.7 million in debt outstanding under the 2014 Credit Agreement and $62.7 million available to borrow under the 2014 Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes and stock repurchases.

For the nine months ended December 31, 2014 and December 31, 2013, proceeds from employee stock option exercises and employee stock plan purchases were $3.1 million and $1.7 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

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

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to us:

•
a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the “Revolving Facility”), which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015, we borrowed $37.3 million under the Term Loan Facility, resulting in $12.7 million being available for future draws through June 26, 2015.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, we are charged a letter of credit fee equal of between 2.25% to 2.75%, depending on our leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at December 31, 2014 and March 31, 2014.

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

As of December 31, 2014, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility, totaling $62.7 million of availability under the 2014 Credit Agreement.

As of December 31, 2014, there was no balance outstanding under the Revolving Facility. The outstanding balance of $31.7 million on the Term Loan Facility at December 31, 2014 is to be repaid in 13 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018. As of December 31, 2014, our primary sources of liquidity were our cash and cash equivalents of $51.8 million and the $62.7 million in funds available under the 2014 Credit Agreement.

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

Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $68.0 million inception to date. For the nine months ended December 31, 2014, there were no stock repurchases.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of December 31, 2014. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

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

During the third quarter of fiscal year 2015, we identified certain errors and, accordingly, performed additional analyses and supplementary review procedures, following the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 250 Accounting Changes and Error Corrections and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 1 Financial Statements. Upon completion of these procedures, we concluded that the effects of the errors were not material to any prior year previously reported amounts but are material to previously reported interim amounts for the first and second quarters of the current fiscal year. Accordingly, we have restated certain previously reported interim condensed consolidated balance sheet and statements of operations amounts to correct these errors.

The effect of the correction on certain financial statement captions within our reconciliation of Adjusted EBITDA to net income (loss) for the three months ended June 30, 2014 and three and nine months ended September 30, 2014 were as following:

	Three months ended June 30, 2014
	As Reported	Adjustments	Restated Amounts
(in thousands)
Net income	$5,501	$428	$5,929
Add (deduct):
Interest expense, net	430	42	472
Income tax expense	2,287	—	2,287
Depreciation and amortization	9,813	—	9,813
Other income	(160)	—	(160)
Share-based compensation expense	3,971	—	3,971
Impairment of assets and intangibles	1,016	—	1,016
Cost reduction plan	71	—	71
Adjusted EBITDA	$22,929	$470	$23,399

	Three months ended September 30, 2014			Six months ended September 30, 2014
	As Reported	Adjustments	Restated Amounts	As Reported	Adjustments	Restated Amounts
(in thousands)
Net income (loss)	$(1,567)	$816	$(751)	$3,934	1,244	5,178
Add (deduct):
Interest expense, net	455	(42)	413	885	—	885
Income tax expense	1,676	—	1,676	3,963	—	3,963
Depreciation and amortization	10,410	(218)	10,192	20,223	(218)	20,005
Other income	1,336	—	1,336	1,176	—	1,176
Share-based compensation expense	4,262	—	4,262	8,233	—	8,233
Impairment of assets and intangibles	452	—	452	1,468	—	1,468
Cost reduction plan	532	—	532	603	—	603
Adjusted EBITDA	$17,556	$556	$18,112	$40,485	$1,026	$41,511

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and nine months ended December 31, 2014 and December 31, 2013:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2014	2013
Net loss	$(11,290)	$(155)	$(6,112)	$(6,355)
Add (deduct):
Interest expense, net	393	525	1,278	1,765
Income tax expense	1,154	1,614	5,117	4,881
Depreciation and amortization	9,920	10,318	29,925	30,082
Other (income) loss (1)	3,088	47	4,264	(227)
Share-based compensation expense (2)	3,282	4,487	11,515	13,605
Impairment of assets and intangibles (3)	1,268	764	2,736	3,547
Cost reduction plan (4)	307	3,657	910	3,657
Adjusted EBITDA (5)	$8,122	$21,257	$49,633	$50,955

(1)	Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)	Represents share-based compensation expense of nonstatutory and incentive stock options and restricted stock units and employee stock purchase plan to employees, non-employees, officers and directors.

(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

(4)	Expenses comprising the non-U.S. GAAP category “restructuring charges, severance costs and reserves” as defined in our 2014 Credit Agreement (also see the “2014 Cost Reduction Plan” caption above).

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2014 and December 31, 2013 was as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2014	2013	2014	2013
Share-based compensation
Cost of revenue	$317	$181	$932	$722
Research and development	797	632	2,473	2,107
Selling and marketing	599	1,608	2,228	4,189
General and administrative	1,569	2,066	5,882	6,587
Total	$3,282	$4,487	$11,515	$13,605

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2014, we granted 0.6 million stock options at a weighted average grant date fair value of $5.90 per share.  For the three months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to stock options and our employee stock purchase plan was $1.9 million and $3.2 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to stock options and our employee stock purchase plan was $6.3 million and $10.3 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with us. The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For both the three and nine months ended December 31, 2014, share based compensation expense related to performance stock options were $0.3 million. For the three and nine ended December 31, 2013, share-based compensation expense related to performance stock options were $0.1 million and $0.5 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to performance stock units was $0.2 million and $0.0 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to performance stock units was $0.4 million and $0, respectively.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the nine months ended December 31, 2014, the Company granted 1.2 million restricted stock units at a weighted average grant date fair value of $11.17 per restricted stock unit. For the three months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to restricted stock units was $1.4 million and $0.9 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, share-based compensation expense related to restricted stock units was $4.1 million and $2.2 million, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analysis of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analysis indicates that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of December 31, 2014 and March 31, 2014, the inventory reserve as a result of our net realizable value analyses was $0 and $0.6 million, respectively.

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

For the three months ended December 31, 2014 and December 31, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.3 million and $0.8 million, respectively. For the nine months ended December 31, 2014 and December 31, 2013, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $2.7 million and $3.5 million, respectively.

Deferred tax asset valuation and tax exposures

As of December 31, 2014, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606), effective for RealD starting April 1, 2017 (the first quarter of fiscal year 2018). Early application is not permitted. The new standard will be implemented retrospectively with us choosing to either restate prior periods or recognize the cumulative effect; we have not yet selected a transition method.

The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases. The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance. ASU 2014-09 also changes Topic 360 Property, Plant and Equipment, ASC 350 Intangibles-Goodwill and Other and certain other U.S. GAAP. We have not yet determined the effects of Topic 606 and other ASU 2014-09 revisions on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We adopted the provisions of ASU 2014-12 in the third quarter of fiscal year 2015. Our adoption is not expected to have any material impact on its consolidated financial statements. We already follow the accepted accounting within ASU 2014-12 for stock compensation terms within the scope of this clarifying guidance.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At December 31, 2014, we had cash and cash equivalents of $51.8 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of December 31, 2014, we had $31.7 million in borrowings outstanding under the 2014 Credit Agreement which bear interest at approximately 2.69%.

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

As of December 31, 2014, we had outstanding forward contracts based on Great Britain Pound and Euro with notional amounts totaling $4.8 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three and nine months ended December 31, 2014, the net gain related to the change in fair value of the Company's foreign currency forward contracts was $0.2 million and $0.3 million. For both the three and nine ended December 31, 2013, the net income related to the change in fair value of our foreign currency forward contracts was $0. Foreign currency master agreements typically allow the netting of receivables and payables. We had a net receivable of $0.3 million as of December 31, 2014 and any such amounts were not significant as of March 31, 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to meet the objective for which they were designed and operate at the reasonable assurance level because we have identified a material weakness in the design and operations of internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified deficiencies in the design and/or operations of our controls including: (i) deficiencies in review level controls over accrual accounts, non-standard transactions and their related accounting entries which are not reviewed in sufficient detail by knowledgeable personnel to ensure that entries are recorded correctly; (ii) deficiencies in controls to understand and capture customer level activity in a timely manner in order to ensure that the financial statements reflect the accounting consequences of customers taking advantage of various contract incentive programs and terms; (iii) deficiencies in review level controls to ensure that intercompany accounts and transactions are appropriately reconciled and that intercompany profit elimination entries are accurate; and (iv) deficiencies in entity level controls to ensure that all personnel within the organization understand and sponsor their role in ensuring an appropriate control environment and understand clearly what their responsibilities are in executing their control activities. We believe these deficiencies in the aggregate rise to the level of a material weakness in internal controls.

We believe the material weakness in the control environment described above was a result of our failure to:

•
Maintain a sufficient complement of personnel with appropriate levels of accounting knowledge, experience and training commensurate with the nature and complexity of our business and contract activity;

•	Design and maintain adequate procedures or controls over the accurate recording, presentation and disclosure of revenue and related costs of our non-standard contracts and transactions;

•	Sufficiently monitor our contract terms, customer activities and the related accounting impact;

•	Maintain adequate communications between our sales and finance departments to discuss ongoing exhibitor/ licensee activity that has a financial statement impact; and

•	Maintain adequate review and approval of procedures to check that technical accounting guidance is followed and applied to the elimination of intercompany accounts on a cumulative basis.

This material weakness in internal controls resulted in the untimely identification of errors in the accounting for various transactions in prior periods. Upon identifying this material weakness and the resulting errors, management performed additional analyses and supplementary review procedures and has concluded that the effects of these errors were not material to any prior year previously reported amounts but are material to previously reported interim amounts for the first and second quarters of the current fiscal year ending March 31, 2015.  Accordingly, as further discussed in Item 1. Financial Statements, Note 2 "Effect of certain correction on certain financial statements" in this report, the Company has restated certain previously reported condensed consolidated balance sheets, statements of operations and cash flow amounts to correct errors that resulted from these control deficiencies.

Remediation of Material Weakness in Internal Control over Financial Reporting

Our management is committed to the planning and implementation of remediation efforts to address the material weakness as well as other identified areas of risk. These remediation efforts, summarized below, which have been implemented, are in the process of being implemented or are planned for implementation, are intended to address the identified deficiencies and to enhance our overall financial control environment and include:

•	Hiring more finance and accounting personnel with technical accounting expertise to increase bandwidth for review by accounting management;

•
Commencing a comprehensive risk assessment process to assess risks and identify, design, implement and re-evaluate our control activities to address the risks identified, including implementation of monitoring controls related to the design and operating effectiveness of control activities;

•
Reviewing customer contracts to identify, document and monitor customer-specific terms in order to ensure that the financial statements reflect, on a timely basis, the accounting consequences of such provisions, and implement processes to capture information from our sales department in order to make reasonable estimates of accruals;

•	Establishing procedures to reconcile, and validate intercompany balances on a cumulative basis;

•	Evaluating our training programs and developing additional training programs to ensure proper training of our world-wide finance and accounting personnel; and

•	Strengthening our policies and procedures and determining guidelines for documentation of controls throughout our domestic and international locations for consistency of design and operations.

We believe that the foregoing actions will support the improvement of our internal controls over financial reporting. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement and test the necessary control activities we identify are fully completed, the material weakness described above may continue to exist.

Changes in Internal Control over Financial Reporting

Other than matters discussed in this Item 4, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2014, we filed separate patent lawsuits in the United States District Court for the Central District of California against MasterImage 3D, Inc., et al., or MasterImage, for its MI-Horizon 3D products, and against Volfoni Inc., et al., or Volfoni, for its SmartCrystal Diamond product. These lawsuits contend that MasterImage and Volfoni are infringing on RealD XL Cinema System intellectual property rights with their respective products. In June 2014, we dismissed the lawsuit against Volfoni without prejudice after Volfoni made specific representations and warranties that it had not sold or distributed and is not selling or distributing its SmartCrystal product in the United States. In October 2014, MasterImage filed Inter Partes Review, or IPR, petitions with the U.S. Patent and Trademark Office, or the USPTO, requesting review of certain patent claims asserted by us in the litigations. In February 2015, we responded to the IPR petitions, contending that all patents-in-suit are valid under the identified prior art.  We expect for the USPTO to decide whether to instate an IPR by May.  In November 2014, we filed a complaint with the U.S. International Trade Commission, or ITC, alleging that MasterImage has engaged in unfair trade practices by the importation, sale for importation, or sale after importation of certain devices with an optical architecture that allegedly infringes one or more claims of RealD’s XL Cinema System patents.  RealD requested that the ITC institute an investigation into MasterImage’s allegedly infringing imports and ultimately issue an Exclusion Order to bar importation of those MasterImage 3D products and the key components inside those products.  RealD also seeks a Cease and Desist Order to bar further sales and other domestic commercial activities of infringing MasterImage 3D products and key components that have already been imported.  The ITC investigation formally commenced on December 5, 2014, and an evidentiary hearing is expected to be conducted on or around September 2015.  By agreement of both parties, the patent infringement action against MasterImage in the United States District Court for the Central District of California has been stayed pending the ITC legal action.
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

If motion picture exhibitors do not continue to use our RealD Cinema Systems, negotiate renewals of their licensing agreements for substantially lesser fees or with additional concessions or if they experience financial difficulties, our growth and results of operations could be adversely affected.

Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether we or any of our existing motion picture exhibitor licensees may now or in the future be in breach of those agreements or whether our existing motion picture exhibitor licensees will renew their license agreements with us at the end of their term. If our existing motion picture exhibitor licensees do not renew their license agreements with us, or they negotiate renewals of their license agreements for substantially lesser license fees, or receive substantial concessions upon renewals, our revenue would decline, which would adversely affect our business and results of operations. In addition, if motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then our revenue could be materially and adversely affected, and motion picture studios may not produce and release 3D motion pictures, which could also adversely affect our financial condition, results of operations and business.

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

 We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with the preparation of our interim financial statements for the quarter ended December 31, 2014, our management team and independent registered public accounting firm identified certain deficiencies in our internal controls that, when aggregated, were determined to be a material weakness in our internal control over financial reporting. Specifically, we identified deficiencies in the design and/or operations of controls, including: (i) deficiencies in review level controls over accrual accounts, non-standard transactions and their related accounting entries which are not reviewed in sufficient detail by knowledgeable personnel to ensure that entries are recorded correctly; (ii) deficiencies in controls to understand and capture customer level activity in a timely manner in order to ensure that the financial statements reflect the accounting consequences of customers taking advantage of various contract incentive programs and terms; (iii) deficiencies in review level controls to ensure that intercompany accounts and transactions are appropriately reconciled and that intercompany profit elimination entries are accurate; and (iv) deficiencies in entity level controls to ensure that all personnel within the organization understand and sponsor their role in ensuring an appropriate control environment and understand clearly what their responsibilities are in executing their control activities. Although we have begun the process of remediation as detailed below, this material weakness has not been remediated. Prior to the complete remediation of this material weakness, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements. Such a failure could erode investor confidence and may have an adverse impact on the trading price of our securities.

In response to the identified material weakness, management has implemented, begun to implement or has developed plans to implement, processes to improve our control environment and risk assessment and to remedy the identified material weakness. These remediation efforts include: (i) hiring more finance and accounting personnel, including those with technical accounting expertise, to increase bandwidth for review by accounting management; (ii) commencing a comprehensive risk assessment process to assess risks and identify, design, implement and re-evaluate our control activities to address the risks identified, including implementation of monitoring controls related to the design and operating effectiveness of control activities; (iii) reviewing customer contracts to identify, document and monitor customer-specific terms in order to ensure that the financial statements reflect, on a timely basis, the accounting consequences of such provisions, and implement processes to capture information from our sales department in order to make reasonable estimates of accruals; (iv) establishing procedures to reconcile and validate intercompany balances on a cumulative basis; (v) evaluating our training programs and developing additional training programs to ensure proper training of our world-wide finance and accounting personnel; and (vi) strengthening our policies and procedures and determining guidelines for documentation of controls throughout our domestic and international locations for consistency of design and operations. The implementation of new procedures and controls could be costly and distract management from other activities. Additionally, if we are unable to recruit, hire and retain members of our finance and accounting departments we may be unable to successfully remediate the material weakness.

We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and we can provide no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

If we are unable to establish appropriate internal controls, we may not have adequate, accurate or timely financial information, we may be subject to litigation and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

Restrictions imposed by our credit facilities will limit or prohibit, among other things, our ability to:

•incur additional debt;
•make certain investments or acquisitions;
•enter into certain merger and consolidation transactions; and
•sell our assets other than in the ordinary course of business.

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

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of system upgrades and replacements, reductions in demand for specific technologies, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

Our success depends to a significant degree upon the continued contribution by members of our management . A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors. The loss of members of our management, including Michael V. Lewis, our Chairman and Chief Executive Officer, or the loss of key employees in our accounting or R&D departments or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business and could substantially disrupt our business operations. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.

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

Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of December 31, 2014, we had foreign tax credit carryforwards of approximately $16.4 million for federal income tax purposes that begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.

We may not achieve anticipated cost savings from the implementation of our cost reduction plan and may experience difficulties, delays and unexpected costs in continuing our cost reduction efforts.

We implemented our 2014 Cost Reduction Plan during fiscal year 2014 to reduce the overall costs of our global operations, and we are seeking further efficiencies in our cost structure, including actively evaluating alternatives for certain of our research and development efforts, and we recently announced a plan for additional cost savings through operating expense savings and capital expenditure reductions for fiscal year 2016. We may encounter difficulties, delays and unexpected costs in connection with such efforts. Our ability to achieve anticipated savings is dependent upon various future developments, some of which are beyond our control. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

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

There may also be other risks associated with our cost reduction efforts and we cannot guarantee that we will be able to successfully manage these or other risks. We have not initiated our expenditure reduction plan for fiscal year 2016 and there is no guarantee that any net cost reduction will actually be achieved. If we fail to execute on our initiatives in these ways or others, such failure could result in a material adverse effect on our business and results of operations.

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

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of December 31, 2014, our common stock has subsequently traded as high as $35.60 and as low as $6.41. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

As of December 31, 2014, we had 50,319,453 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of December 31, 2014, there were 13,891,097 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 5,186,908 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Certain activist stockholders have made strategic proposals, suggestions or requested changes concerning the Company's strategy and operations. We cannot predict, and no assurances can be given, as to the outcome or timing of these matters. Our business could be negatively affected because of the actions of activist stockholders, we may be subject to litigation and our stock price may experience periods of increased volatility as a result.

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

 As a public company, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the quarter ended December 31, 2014, our testing, or the subsequent testing by our independent registered public accounting firm, revealed several deficiencies in our internal control over financial reporting that, when aggregated, led us to determine that we have a material weakness in our internal control over financial reporting. For more information, see the risk factor in this section entitled “We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.” We have begun the process to remediate these deficiencies, but this material weakness has not yet been remedied.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $68 million inception to date. For the three and nine months ended December 31, 2014, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 29, 2011

3.3	Amended and Restated Bylaws as amended and restated June 5, 2013.	10-K	001-34818	3.3	June 6, 2013

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

10.1†	Separation Agreement and General Release with Gary Sharp dated December 15, 2014.					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 9, 2015