Form 10-K
period 2015-03-31
RealD Inc.
filed 2015-06-12
CIK 1327471

Use these links to rapidly review the document

Item 8. Financial statements and supplementary data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $415,290,750 based on the last reported sale price of the registrant's common stock on September 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange ($9.37 per share). As of June 4, 2015, there were 50,491,890 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report.

RealD Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
MARCH 31, 2015

 Unless otherwise noted or the context otherwise requires, references to the "Company," "RealD," "we," "our" or "us" in this Annual Report on Form 10-K refer to RealD Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INDUSTRY DATA
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business, which are subject to the "safe harbor" created by those sections. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "intends," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements concerning anticipated future financial and operating performance; statements regarding the extent and timing of future licensing, products and services, revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations; our expectations regarding demand and acceptance for our technologies and our ability to successfully commercialize our technologies within a particular time frame, if at all; 3D motion picture releases and conversions scheduled for fiscal year 2016 ending March 31, 2016 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; our relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; any discussion regarding strategic alternatives; the progress, timing and amount of expenses associated with our research and development activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities, including the development and evaluation of any potential strategic alternatives; the deployment of and demand for our products and products incorporating our technologies; competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and our ability to execute and achieve anticipated savings or other benefits from our cost reduction efforts.
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
This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including business segment and growth rates, that we obtained from industry publications, surveys and forecasts. Unless we otherwise specify, industry and market data is given on a calendar year basis and is current as of December 31, 2014. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled "Risk factors" in Part I, Item 1A of this Annual Report on Form 10-K.
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
Competitive strengths
Our competitive strengths include the following:
Innovative technology
Our technical expertise has allowed us to develop new and innovative visual technologies for viewing 3D content in the theater, the home and elsewhere. Working with Disney to release Chicken Little in 3D in 2005, we became the first company to commercially enable 3D theater screens using digital projection. Our patented RealD Cinema Systems deliver superior light output, providing for a high quality, brighter image and enabling display on larger theater screens than most competing technologies. Many of our licensees, including the top 3 largest exhibition groups in the world, Dalian Wanda Group (Wanda), which owns approximately 78% of American Multi-Cinema, Inc. (AMC), Cinemark USA, Inc. (Cinemark), and Regal Cinemas, Inc. (Regal), deploy our RealD Cinema Systems on their own premium-branded large-screen auditoriums. We have also made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. Our extensive intellectual property portfolio, which is based on years of research and development, consists of approximately 281 individual issued patents and approximately 359 pending patent applications in approximately 18 jurisdictions worldwide. We will continue to develop technologies to deliver a RealD experience both in theaters and elsewhere and create additional opportunities. Our research, development and engineering teams have expertise in many disciplines, including:

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
Global leader in 3D-enabled theater screens
As of March 31, 2015, our RealD Cinema Systems were deployed on approximately 26,700 theater screens in 70 countries, which we believe are substantially more 3D screens than any of our competitors. Of the world's top 25 motion picture exhibition groups, 18 utilize RealD Cinema Systems in their theaters, including the top 3 largest exhibition groups in the world: Wanda (including AMC), Cinemark and Regal. Our licensees include approximately 1,200 motion picture exhibitors and we are actively engaged with other motion picture exhibitors regarding potential new license agreements. During our fiscal year ended March 31, 2015, domestic box office on RealD-enabled screens represented approximately 77% of total domestic 3D box office and we estimate that worldwide box office on RealD-enabled screens represented approximately 57% of the total worldwide 3D box office.
Premium brand
We believe our brand is well-recognized among licensees and consumers as a result of motion picture studios and exhibitors co-branding with us and moviegoers having worn our branded RealD eyewear more than 1.5 billion times. We believe the prominence of our brand in the motion picture industry will enhance our marketing efforts of other technologies we are developing.

Scalable licensing model
We license our 3D technologies under a highly scalable business model with recurring revenue from those licensees. As an example, our multi-year (typically five years or longer), generally exclusive agreements with motion picture exhibitors generate revenue on a per-admission, periodic fixed-fee or per-motion picture basis at limited incremental direct cost to us. We believe motion picture exhibitors prefer our licensing model, which includes field upgradeable enhancements and maintenance, because it reduces their capital expenditures and the risk they may purchase equipment that will become obsolete. We believe our motion picture exhibitor licensees also prefer our low-cost RealD eyewear because it requires fewer personnel (no active collecting or washing by motion picture exhibitors) and reduces motion picture exhibitors' loss from theft and breakage.
Extensive industry relationships and strong technical expertise
Our experienced management team, including Michael V. Lewis, our Chairman and Chief Executive Officer, Andrew A. Skarupa, our Chief Financial Officer, and Leo Bannon, our Executive Vice President, Global Operations, has operational expertise and extensive, long-term relationships with content producers and distributors, major motion picture studios and exhibitors, and consumer electronics manufacturers that help us drive the proliferation of 3D content, delivery and viewing in theaters and elsewhere. Our research and development team, primarily based in our Boulder, Colorado facility, is comprised of leaders in the invention, development and commercialization of innovative 3D and other technologies.
Strategy
Key elements of our strategy include:
Continue to innovate and develop new technologies
We continue to develop proprietary technologies to perfect the visual image and create additional revenue opportunities. We endeavor to improve our RealD Cinema Systems and other cinema technologies to deliver an even better and more immersive viewing experience to consumers in theaters in both 3D and 2D. We license our 3D technologies for use in professional and other non-theatrical applications, which we believe will continue to provide a strong foundation for our development of new 3D and other technologies. We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. In 2013, we introduced RealD TrueImage, a content enhancement technology, which was originally developed to increase our technological advantage in cinema through improved 3D image quality, but which has 2D cinema and consumer applications as well. We have developed intelligent backlight technology for liquid crystal displays (LCDs), which directs the LCD's light field, allowing for power savings, outdoor readability, privacy and glasses-free 3D. We may also selectively pursue technology acquisitions to expand and enhance our intellectual property portfolio in areas that complement our existing and new market opportunities and to supplement our internal research and development efforts.
Increase our leading global share in 3D-enabled theater screens, particularly in international markets
We continue to work with our existing motion picture exhibitor licensees to deploy additional RealD Cinema Systems. We also plan to enter into agreements with new motion picture exhibitor licensees to increase the number of deployed RealD Cinema Systems worldwide. We believe there is a significant opportunity for us to continue to expand our business internationally and to license our 3D technologies to international motion picture exhibitors based on a licensing model that is similar to our domestic model. In particular, China is a fast-growing cinema market where movie-going consumers have strongly embraced 3D films. Rapid growth in Chinese cinema screens has helped to drive an increase in total Chinese box office receipts of more than 30% for the past several years. China's total box office is widely expected to surpass North America to become the largest cinema market worldwide by 2020.
Encourage filmmakers and studios to create additional 3D films
We continue to work with film studios and filmmakers to encourage their production of additional 3D films. Our efforts include further educating the filmmaking community about 3D trends and ensuring that the entire ecosystem fully appreciates the powerful economic benefits of 3D filmmaking, particularly in growing cinema markets overseas where moviegoers' interest in 3D cinema has increased in recent years. A positive driver of the compelling economics for studios is that the incremental cost of 3D filmmaking has declined considerably in recent years, while the quality of 3D filmmaking has continued to improve. Our efforts also include encouraging studios and film directors to consider 3D as a creative tool for films beyond the typical 3D genres.

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
The launch of modern 3D digital projection for motion pictures was marked by the presentation of Chicken Little by Disney in November 2005, which debuted on approximately 100 RealD-enabled screens. Since the debut of Chicken Little in 2005 through March 31, 2015, more than 200 major 3D motion pictures have been released on RealD-enabled screens including eight of the top 10 grossing films of all time. In addition, eight of the 10 highest grossing motion pictures released in 2014 were exhibited in RealD 3D.
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
The shift in the motion picture industry from analog to digital over the past decade has created an opportunity for new and transformative 3D and other visual technologies. As of December 31, 2014, approximately 127,700 digital theater screens were deployed worldwide, representing over 90% of the worldwide installed base. Certain major film studios have stated that they will stop making available analog versions of their motion pictures within the next few years, which should contribute to further migration of cinema screens to digital projection, thereby expanding our growth opportunity. Our RealD Cinema Systems function as an enhancement to digital projectors and, therefore, require cinemas to be equipped with a digital projector prior to installation.

The following chart illustrates, as of December 31, 2014, the approximate total number of theater screens worldwide, the approximate number of theater screens that have been converted to digital and the approximate number of digital theater screens that are 3D-enabled.
__________________________________________________________________________________________

(1)
Of the estimated 64,900 worldwide digital theater 3D-enabled screens as of December 31, 2014 (per Screen Digest), 26,500 were RealD-enabled screens, representing a nearly 41% share. As of March 31, 2015, RealD had deployed approximately 26,700 screens worldwide.

The growth in 3D screens and 3D motion picture attendance worldwide has contributed to an increase in the worldwide box office generated by 3D screens in recent years. In 2014, 3D-enabled screens generated an estimated $7.1 billion in worldwide 3D box office (according to provisional figures from IHS), representing 20% of the $35.9 billion in total worldwide box office in 2014. In both 2014 and 2013, eight of the top 10 grossing films worldwide were exhibited in RealD 3D. We continue to experience growth in box office revenue in China in recent years, which was 45% of total 3D box office in 2014 as compared to 43% in 2013. We anticipate that approximately 30 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2016, including sequels to successful major motion picture franchises, such as The Avengers, Jurassic Park, Terminator, Hotel Transylvania, Paranormal Activity, Star Wars, The Nut Job, Kung Fu Panda and The Hunger Games. However, we believe the 3D cinema business is maturing in many markets like the United States where our equipment installations have slowed.
In addition to major 3D releases produced by domestic film studios, an increasing number of 3D motion pictures are being produced overseas for release in various international markets. For example, The Monkey King and Taking of Tiger Mountain generated approximately $170 million and $130 million, respectively, in total box office during 2014 and Journey to the West 3D and Young Detective Dee: Rise of the Sea Dragon 3D generated nearly $200 million and $100 million, respectively, in total box office during 2013. All four films were produced in China, the second-largest cinema market in the world. Similarly, two movies were produced in Russia, Viy 3D in 2014 and Stalingrad 3D in 2013, which generated nearly $32 million and $39 million in total box office, respectively.

The following table shows the major domestically produced 3D motion pictures released or scheduled for release on domestic and/or international 3D-enabled screens for the fiscal year 2016 ending on March 31, 2016. Information provided includes the motion picture studios and the release dates for those motion pictures (announced as of June 11, 2015):

Film	Motion Picture Studio	Domestic Release Date
Avengers: Age of Ultron	Disney / Marvel	5/1/2015
Mad Max: Fury Road	Warner Bros.	5/15/2015
Poltergeist	Fox	5/22/2015
San Andreas	Warner Bros.	5/29/2015
Jurassic World	Universal	6/12/2015
Inside Out	Disney	6/19/2015
Terminator Genisys	Paramount	7/1/2015
Minions	Universal	7/10/2015
Ant-Man	Disney	7/17/2015
Pixels	Sony	7/24/2015
Underdogs	Weinstein	8/14/2015
Everest	Universal	9/18/2015
Hotel Transylvania 2	Sony	9/25/2015
The Walk	Sony	10/2/2015
Pan	Warner Bros.	10/9/2015
Goosebumps	Sony	10/16/2015
Paranormal Activity: The Ghost Dimension	Paramount	10/23/2015
Peanuts	Fox	11/6/2015
Hunger Games: Mockingjay, Part 2	Lionsgate	11/20/2015
The Martian	Fox	11/25/2015
The Good Dinosaur	Disney	11/25/2015
In the Heart of the Sea	Warner Bros.	12/11/2015
Star Wars: The Force Awakens	Disney	12/18/2015
Point Break	Warner Bros.	12/25/2015
The Nut Job 2	Open Road Films	1/15/2016
Kung Fu Panda 3	Fox	1/29/2016
The Finest Hours	Disney	1/29/2016
Zootopia	Disney	3/4/2016
Monster Trucks	Paramount	3/18/2016
Batman v Superman: Dawn of Justice	Warner Bros.	3/25/2016
We believe that more 3D-enabled theater screens will be needed in the future in fast-growing international markets such as China to provide the necessary capacity to fully capitalize on commercially successful 3D motion pictures. In mature markets like the United States where installations of our RealD Cinema Systems are slowing, we are working with our studio and exhibitor partners to maximize the revenues generated by our existing platform.
Key applications
We believe that we possess innovative technology, a significant market presence, a premium brand and a scalable licensing model in our key applications.
We design, manufacture, license and market our RealD Cinema Systems that enable digital cinema projectors to show 3D motion pictures and alternative 3D content to consumers wearing our RealD eyewear.
Technology. We believe our RealD Cinema Systems' patented 3D digital projection technology delivers the brightest light output of any RealD competitor in the the market. Because light output is one of the most significant factors in producing a high quality 3D image, we believe we are able to reach larger screens with our RealD digital projection technology than the majority of other 3D digital projection technology providers. For example, our RealD XL Cinema System using our polarizing technology can deliver crisp and clear 3D content to screens with a single digital DLP projector (digital light processing, based on Texas Instruments chip technology) and the same lamp and lamp power as a 2D presentation. Our RealD Cinema Systems:

•	are relatively inexpensive to deploy and include field upgradeable enhancements and maintenance at no additional charge to the exhibitor;

•	produce full color (as compared to others' stereoscopic/spectral 3D that relies on eyewear with red and green color filters that cause a substantial loss of available colors);

•	reduce most "ghost images" caused by the left eye seeing a small portion of the right-eye frames and vice versa; and

•	can be viewed with our circular polarized passive RealD eyewear, which allow consumers to move around with reduced image distortion.
Market presence.    Our RealD Cinema Systems are the world's most widely deployed digital 3D cinema technology based on the number of theater screens installed worldwide. As of March 31, 2015, our RealD Cinema Systems were deployed on approximately 26,700 theater screens in 70 countries worldwide. As of December 31, 2014, our RealD Cinema Systems accounted for more than 85% of the estimated domestic 3D-enabled theater screens and nearly 41% of the 3D-enabled theater screens deployed worldwide. During our fiscal year ended March 31, 2015, domestic box office on RealD-enabled screens represented approximately 77% of total domestic 3D box office and we estimate that worldwide box office on RealD-enabled screens represented approximately 57% of the total worldwide 3D box office. We expect to continue to grow our cinema business based on an increasing number of theater screens becoming RealD-enabled internationally, an increasing number of RealD-compatible 3D motion pictures being released and the 3D platform being optimized in mature markets.
The following chart illustrates the number of theater locations with RealD-enabled screens and the total number of RealD-enabled screens:

	Years ended March 31
(approximate numbers)	2015	2014	2013
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,600	13,400	12,800
Total China RealD-enabled screens	2,050	1,550	1,100
Total rest of world RealD-enabled screens	11,050	10,250	8,800
Total RealD-enabled screens	26,700	25,200	22,700
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	3,000	2,800
Total China locations with RealD-enabled screens	300	250	200
Total rest of world locations with RealD-enabled screens	2,850	2,650	2,500
Total locations with RealD-enabled screens	6,150	5,900	5,500
Number of 3D motion pictures (released domestically during period)	29	35	35
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
Content.    There were 29 3D films exhibited on our RealD domestic cinema systems in fiscal year 2015 as compared to 35 in fiscal year 2014. As of June 11, 2015, we expect approximately 30 3D motion pictures to be released on our domestic screens during our fiscal year 2016, which ends on March 31, 2016, all of which we expect will be exhibited using our RealD Cinema Systems. In addition, we expect a growing number of foreign 3D films produced overseas to be released on our international RealD-enabled screens during our fiscal year 2016.
We believe that the success of major 3D motion pictures, and the growth of an industry consortium called Digital Cinema Distribution Coalition (DCDC), which enables the digital distribution of content through a net work of satellite and terrestrial distribution technologies, will drive the creation and theatrical distribution of more alternative content and live broadcast events in 3D. Alternative content can also be viewed on our RealD-enabled screens.
Brand.    Motion picture studios often co-brand RealD in motion picture marketing and advertising. Motion picture exhibitors display our brand at theaters, on-screen and online. Moviegoers have worn our branded RealD eyewear more than 1.5 billion times. Our in-theater branding includes signage at the box office where tickets are purchased, signage in the lobby and in poster cases in and around the theater, branded recycling bins located at each auditorium entrance and exit, an on-screen animated 3D preview informing consumers when to put on their eyewear and reminding them to recycle their eyewear after the motion picture. Our brand also appears on major online ticketing websites aligned with show times at theaters equipped with our RealD technology. We believe our branded 3D experience will lead to increased admissions as consumers recognize our brand as the leading choice for 3D viewing, prompting motion picture exhibitors to select us as their 3D technology licensor.
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
We license and market systems to motion picture exhibitors based on the type of digital projector installed and theater configuration: the RealD ZScreen, the RealD XL Cinema System, the RealD XLS Cinema System and the RealD XLW Cinema System, which is designed specifically for premium large screen auditoriums with stadium seating configurations, as well as LUXE: A RealD Experience, our premium large format brand, which launched in Russia in fiscal year 2014 and recently expanded to China in fiscal year 2015. Our RealD XL Cinema System can be displayed on screens up to 82 feet wide, and our RealD Cinema Systems will be scalable to larger formats as projector technology evolves. The RealD XLW Cinema System, introduced in January 2011, can accommodate a throw ratio as wide as 1.0 (projection distance divided by screen width), and is designed for use in premium large screen motion picture auditoriums, theme parks and specialty theaters with stadium seating. LUXE: A RealD Experience auditoriums use our brightest 3D projection technology, wall-to-wall/floor-to-ceiling screens of at least 16 meters in width, immersive sound systems and auditorium rakes to optimize the moviegoer's views. We also recently introduced a RealD Cinema System for dual projector installations that is capable of delivering more light than other dual-projector 3D systems. Based on our actual experience, we believe we can upgrade almost any theater that has an existing digital cinema projector with our RealD Cinema Systems within a few hours. Under our agreements with motion picture exhibitors, we provide field upgradeable enhancements and maintenance on our RealD Cinema Systems at no additional charge to the exhibitor.
We believe our RealD Cinema Systems are a compelling and scalable technology for the motion picture industry. Motion picture producers can tell their stories in more creative and compelling ways through the use of 3D technology. As evidenced by the record-setting performances of Iron Man 3 and Gravity, releasing content on RealD-enabled screens can result in increased ticket sales at premium prices, enhanced monetization of a motion picture's initial release as well as enhanced monetization of a film's downstream revenue sources (such as pay television rights), which are often negotiated based on a film's theatrical success at the box office. As a result, 3D filmmaking can provide a more attractive return on investment to motion picture producers and distributors with only limited incremental costs compared to producing a film in 2D. Motion picture exhibitors share in the benefit of increased motion picture ticket sales at premium prices despite requiring very limited up-front costs to deploy RealD's Cinema Systems. We also believe consumers benefit from a superior 3D entertainment experience.
Other technologies and applications
We actively seek to have our 3D and other technologies incorporated into new devices by making them available to licensees, including consumer electronics manufacturers, content producers and content distributors.
Technology.    We continue our development efforts of next-generation 3D and other visual technologies. We have developed intelligent backlight technology for LCDs that directs the LCD's light field, allowing for power savings, outdoor readability, privacy and potentially glass-free viewing of 3D content. Our patented high brightness, passive eyewear-based 3D display could be used with high definition displays without significantly degrading image resolution as experienced with competing passive eyewear 3D display technologies.

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
Professional and Non-Theatrical Applications.    Our 3D technologies are utilized by Fortune 500 companies, government, academic institutions and research and development organizations for a variety of applications. Our 3D technologies have also been used for theme park installations, including LEGOLAND®.
Our history
RealD was founded in 2003 with the goal of bringing a premium 3D viewing experience to audiences everywhere. In 2005, we acquired Stereographics Corporation, or Stereographics, a company founded in 1980 and one of the largest providers of 3D technologies at the time of the acquisition. In 2007, we acquired ColorLink Inc., or ColorLink, a polarization control, photonics and optics company with an extensive patent portfolio. ColorLink, which was founded in 1995, had played an instrumental role collaborating with RealD to develop our first cinema system. In March 2005, we demonstrated our initial RealD Cinema System to motion picture exhibitors and studios. In November 2005, Disney released Chicken Little in 3D on approximately 100 RealD-enabled screens. In 2008, we established a RealD sales and operating presence in Europe and also entered 3D consumer electronics with a number of 3D technologies for the home and elsewhere. In December 2009, Fox released Avatar worldwide, including on approximately 4,200 RealD-enabled screens. In 2010, we established a RealD sales and operating presence in China and Hong Kong. In 2012, we established a RealD sales and operating presence in Russia. In 2013, RealD surpassed 20,000 3D-equipped cinema screens worldwide and also established a RealD sales and operating presence in Latin America. In 2015, RealD surpassed 26,700 RealD-enabled cinema screens worldwide.
Licensees
In our cinema business, our primary licensees are motion picture exhibitors that use our RealD Cinema Systems, including 18 of the top 25 motion picture exhibition groups in the world. As of March 31, 2015, we had multi-year (typically five years or longer) agreements that are generally exclusive with our motion picture exhibitor licensees in both the domestic and international markets. However, our license agreements typically do not obligate motion picture exhibitors to deploy a specific number of our RealD Cinema Systems according to a specific timeline. License revenue from Wanda (including AMC), Cinemark and Regal collectively comprised approximately 31% of our total license revenue in the year ended March 31, 2015, 33% in the year ended March 31, 2014 and 22% in the year ended March 31, 2013. As of March 31, 2015, we had two licensees that each accounted for more than 10% of our total license revenue, one of which accounted for 15% and the other for 11%. As of March 31, 2014, we had two licensees that each accounted for more than 10% of our total license revenue, one of which accounted for 14% and the other for 13%. No licensee accounted for more than 10% of our total license revenue in fiscal year 2013.
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

Research and development
We believe we must continue to develop or acquire innovative technologies on a regular basis to maintain our competitive edge. We monitor trends in the motion picture, consumer electronics and professional industries to stay abreast of new developments. We further monitor relevant intellectual property and other public domain information. Our research and development is focused on developing innovative visual technologies and building and testing products that could potentially incorporate our 3D and other technologies. Once the proof of concepts are developed, built and tested, our technologies may be licensed to motion picture exhibitors and consumer electronics manufacturers.
Our research and development expenses were $19.5 million for the year ended March 31, 2015, $19.7 million for the year ended March 31, 2014 and $19.5 million for the year ended March 31, 2013. In addition, we have made significant investments in intellectual property through acquisitions, including our acquisitions of Stereographics and ColorLink and a portfolio of patents from Digital Domain Media Holdings.
Manufacturing and supply
RealD Cinema Systems. We purchase optical and mechanical components for our RealD Cinema Systems from multiple suppliers and manufacture our RealD Cinema Systems in Boulder, Colorado. We have also entered into a large number of license and deployment agreements with digital cinema projector and server companies that grant them a limited, royalty-free license related to the use of RealD technology into digital cinema projection systems.
RealD eyewear. Our RealD eyewear is an integral part of our RealD Cinema Systems. Our circular polarized passive RealD eyewear allows consumers to move around with reduced image distortion and is comfortable and sanitary, which we believe provides convenience to consumers. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage worldwide manufacturing and distribution of RealD eyewear and we operate a domestic recycling program for our RealD eyewear. Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by movie goers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of the admission fee or as a concession item. As a result, we are one of the world's largest distributors of passive 3D eyewear. Our recyclable eyewear is designed to fit comfortably on most viewers and easily over prescription eyewear. We also make available kids size RealD 3D eyewear.
RealD installation, repair and maintenance services. We hire independent contractors to perform installation, repair and maintenance services related to our RealD Cinema Systems.
Competition
The market for visual display technologies is highly competitive.
Our primary competitors for our RealD Cinema Systems include Dolby Laboratories, Inc. (Dolby), X6D Limited (Xpand), MasterImage 3D, LLC (MasterImage), Sony Electronics (Sony), and IMAX Corporation (IMAX). As of December 31, 2014, these and other competitors had enabled approximately 38,400 worldwide theater screens, collectively, as compared to our approximately 26,500 RealD-enabled worldwide theater screens (which subsequently increased to approximately 26,700 screens as of March 31, 2015). Consumers may be more familiar with some of our competitors' brands in the motion picture industry. However, we believe we differentiate ourselves from our competitors in the motion picture industry for reasons that include the following:

•	we provide premium technologies that are highly regarded by licensees and others in the motion picture industry;

•	our RealD Cinema Systems deliver superior light output providing for a high quality image and enabling display on single projector larger theater screens than most competing technologies;

•
we offer motion picture exhibitors a licensing model that includes field upgradeable enhancements and maintenance at no additional charge, which reduces their capital expenditures and the risk that they may purchase equipment that will become obsolete;

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
We have numerous patents covering unique aspects and improvements for many of our technologies. As of March 31, 2015, we had over 266 patent families comprising approximately 281 individual issued patents and approximately 359 pending patent applications in approximately 18 jurisdictions worldwide. Our issued patents are scheduled to expire at various times through January 2035. Of these, 12 patents are scheduled to expire in calendar year 2015 and 11 patents are scheduled to expire in calendar year 2016 and six patents are scheduled to expire in calendar year 2017. We believe the expiration of these patents will not adversely affect our business. Our patents are used in the areas of algorithms, autostereo, eyewear, projection, format, direct view, retarder stack filters, polarization switches, eyewear protection, color switching and other areas. We currently derive our license revenue principally from our RealD Cinema Systems. Patents relating to our RealD Cinema Systems will expire over time through 2035. We pursue a general practice of filing patent applications for our technology in the United States and outside of the United States where our licensees manufacture, distribute or sell licensed products and where our competitors manufacture, distribute or sell competing products. We actively pursue new applications to expand our patent portfolio to address new technology innovations. We also from time to time acquire intellectual property through acquisitions, such as our purchase of a portfolio of 2D-3D conversion patents from Digital Domain Media Holdings, and our acquisitions of Stereographics and ColorLink. We are actively engaged in the enforcement and protection of our intellectual property rights worldwide.
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
Employees
As of March 31, 2015, we had 162 employees located in the United States, the United Kingdom, Japan, Hong Kong, Taiwan, China, Russia and Brazil. Approximately 30 employees are engaged in research and development, approximately 39 employees are in operations, and approximately 93 employees are in sales and general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, such as the production of Carmen in 3D with London's Royal Opera House, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee that the number of 3D motion pictures being released will remain at current levels or increase, or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, changes in consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options. The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended toward viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D or may decide not to show 3D motion pictures at peak movie-going hours. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, the inability to see 3D motion pictures at peak hours, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal year 2015 compared to fiscal year 2014. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film's release date from one accounting period to another could adversely affect our financial condition, results of operations and business.
If motion picture exhibitors do not continue to use our RealD Cinema Systems, negotiate renewals of their licensing agreements for substantially lesser fees or renew with substantial concessions, or if they experience financial difficulties, our growth and results of operations could be adversely affected.
Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether we or any of our existing motion picture exhibitor licensees may now or in the future be in breach of those agreements or whether our existing motion picture exhibitor licensees will renew their license agreements with us at the end of their term. If our existing motion picture exhibitor licensees do not renew their license agreements with us, negotiate renewals of their license agreements for substantially lesser license fees or with substantial concessions, or seek to take advantage of incentive offers related to securing renewals of existing contracts, our revenue would decline, which would adversely affect our business and results of operations. In addition, if motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then our revenue could be materially and adversely affected, and motion picture studios may not produce and release 3D motion pictures, which could also adversely affect our financial condition, results of operations and business.
In addition, license revenue from Wanda (including AMC), Cinemark and Regal collectively comprised approximately 31% of our gross license revenue in the year ended March 31, 2015, 33% in the year ended March 31, 2014 and 22% in the year ended March 31, 2013. If any of these motion picture exhibitors were to experience financial difficulties, they may be unable to pay us amounts due in a timely fashion or at all, which could substantially reduce our cash flow and materially and adversely impact our financial condition and results of operations. For example, in order to attract more movie-goers, these motion picture exhibitors recently renovated certain of their theaters and installed larger chairs, which not only led to reduced seating capacity, but also resulted in higher ticket prices. If the motion picture exhibitors are unable to attract more movie-goers who are willing to pay higher ticket prices, they could experience financial difficulties, which in turn could adversely affect our financial condition, results of operations and business.

A deterioration in our relationships with the major motion picture studios could adversely affect our business and results of operations.
The six major motion picture studios accounted for approximately 78% of domestic box office revenue and eight of the top 10 grossing 3D motion pictures in calendar year 2014. Such 3D motion pictures are also released internationally. In addition, for our domestic operations, these major motion picture studios pay us a per use fee for our RealD eyewear. To the extent that our relationship with any of these major motion picture studios deteriorates or any of these studios stop making motion pictures that can be viewed at RealD-enabled theater screens, refuse to co-brand with us, stop using or paying for the use of or reduce the amounts paid for our RealD eyewear in domestic and certain international markets, our costs could increase and our revenue could decline, which would adversely affect our business and results of operations.
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
While we were profitable in the fiscal year ended March 23, 2012, we incurred net losses in our fiscal years ended 2015, 2014, 2013, 2011, and 2010. Our revenues declined in our fiscal year 2015 as compared to the prior year. If we cannot return to sustainable revenue growth and profitability, our financial condition will deteriorate, and we may be unable to achieve our business objectives.
We may not achieve anticipated cost savings from the implementation of our cost reduction plans and may experience difficulties, delays and unexpected costs in continuing our cost reduction efforts.
We implemented our cost reduction plans to reduce the overall costs of our global operations, and we are seeking further efficiencies in our cost structure, including actively evaluating alternatives for certain of our research and development efforts. Moreover, we announced in December 2014 additional operating expense savings and capital expenditure reductions projected for fiscal year 2016. We may encounter difficulties, delays and unexpected costs in connection with such efforts. Our ability to achieve anticipated savings is dependent upon various business developments, such as the state of development of, and prospects for, our new technologies, some of which are beyond our control. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.
In addition, part of our cost reduction efforts may involve an involuntary reduction in force. For our cost reduction efforts to be successful while at the same time building a framework for future growth, we must continue to execute and deliver on our core business initiatives around the world with fewer human resources and intellectual capital. This will include managing complexities associated with a geographically diverse organization. We must also attract, retain and motivate key employees, including highly qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.
We have not yet finalized our cost reduction plan for fiscal year 2016 and there is no guarantee that any net cost reduction will actually be achieved. There may also be other risks associated with our cost reduction efforts and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to execute on our initiatives, such failure could result in a material adverse effect on our business and results of operations.

There can be no assurance that the strategic alternative process will result in pursuing or completing a particular transaction.
In the fourth quarter of our fiscal year ended March 31, 2015, we announced that we had engaged Moelis & Company LLC as our financial advisor to assist in our evaluation of potential strategic alternatives. There can be no assurance that the evaluation of potential strategic alternatives will result in either pursuing or completing a particular transaction. We also may not accurately assess the risks and uncertainties associated with engaging in a strategic alternative, and the anticipated benefits from pursuing any such alternative may not materialize. In addition, undertaking a strategic process could divert management’s time and focus from operating our business, potentially have adverse effects on our existing business relationships and our key employees.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
In connection with the preparation of our interim financial statements for the quarter ended December 31, 2014, our management team and independent registered public accounting firm identified certain deficiencies in our internal controls that, when aggregated, were determined to be a material weakness in our internal control over financial reporting. We have initiated a remediation plan to enhance our control procedures for the identified deficiencies, but will not consider the material weakness remediated until our controls are operational for a sufficient period of time, tested and management concludes that these controls are operating effectively. Prior to such time, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.
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
Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available or timely under the laws of every country in which we and our licensees operate, such as China. For example, we believe competitors may be introducing cinema systems similar to our RealD Cinema Systems that potentially infringe on our intellectual property rights in China, Russia and other territories to unfairly compete against us. While we are actively engaged in the enforcement and protection of our intellectual property rights, the efforts we have taken may not be sufficient or we may not prevail. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.
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
The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and Xpand. In addition, other companies, including motion picture exhibitors and studios and smaller competitors in international markets, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may enjoy competitive advantages, such as greater financial, technical, marketing and other resources, greater market share and name recognition, ability to develop and be the first to introduce new 3D technologies successfully to the market or more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could continue to lose market share and our business could be adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that our margins in future periods will increase.
The introduction of new 3D and other visual technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D and other visual technologies or the growth of new and existing opportunities, our 3D and other visual technologies could become less competitive or obsolete.
Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D and other visual technologies that may compete directly with or render our 3D and other visual technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D and other visual technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors and others, or more cost effective than our technologies, and compete with or render our 3D and other visual technologies less competitive or obsolete. As a result of this competition, we could continue to lose market share, which could harm our business and operating results. If we are unable to develop and effectively market new 3D and other visual technologies that adequately or competitively address the needs of these changing industries, our business, results of operations and prospects could be materially and adversely affected.
In addition, we face competition from companies that enjoy competitive advantages in the industries in which we operate for our research and development projects. Our competitors have greater financial resources than we do, more developed and distribution channels and relationships with manufacturers, and technologies that may be better suited to bring these products to market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, products, technologies or standards in 3D and other visual technologies and may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using our 3D and other visual technologies. As a result, we may not be able to compete successfully in the industries in which we operate for our research and development projects.

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
We have a limited operating history in several of the industries in which we are conducting our research and development projects, which makes it difficult to predict our future prospects and financial performance.
We have a limited operating history in several of the industries in which we are conducting our research and development projects. As such, the potential for future success for our research and development projects will depend on the challenges, uncertainties, expenses and difficulties encountered by us and we cannot predict whether and when any of such projects will be commercially available in the near future or at all. In addition, our research and development projects must be considered in light of our strategic plan to focus on our core business: the innovation and licensing of 3D and other visual technologies for the theater. In connection with this strategic plan, we are actively evaluating alternatives for refocusing and restructuring our research and development efforts through partnering or other means by which we can commercialize these technologies while keeping low or further reducing our cost structure. However, we cannot assure you that any strategic alternative, if identified, evaluated and consummated, will be beneficial to our business or provide greater value to our stockholders.
Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.
As of March 31, 2015, our total indebtedness was approximately $29.8 million. Our indebtedness could have important consequences, including the following: (i) we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations; (ii) we may be unable to meet our working capital and capital expenditure needs in order to compete successfully in our industry, particularly if we increase our debt obligations under our secured credit facility; (iii) we may be limited in our ability to obtain additional financing in the future, including obtaining additional commitments from our revolving credit facility; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) we may be vulnerable to general adverse economic and industry conditions, including changes in interest rates.
We may borrow additional amounts under our credit facilities to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. As of March 31, 2015, $50 million was available under our revolving credit facility, which matures on June 26, 2017, and $12.7 million was available under our term loan facility, which matures on June 26, 2018.

Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts in place that would protect us against changes in interest rates. There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms we can afford. For more information regarding our credit facilities, see "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources".
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

•	the timing and accuracy of license fee reports which often include positive or negative corrective or retroactive license fees that cover extended periods of time;

•	rates of growth in installation of our RealD Cinema Systems overseas, especially in China, Russia and other emerging economies;

•	management of our expenses as we continue to focus on our core strategy, conduct a strategic process and implement our cost reduction plans; and

•	competitive and pricing pressures that vary from market-to-market and place-to-place.

In addition, variances in our operating results from analysts' expectations could adversely affect our stock price. See also "Management's discussion and analysis of financial condition and results of operations—Seasonality and quarterly performance".
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
Additionally, in connection with our cost reduction plans, we intend to relocate our headquarters in Los Angeles, California, and therefore expect to incur material impairments on leasehold improvements in the future.
We face risks from doing business internationally that could harm our business, financial condition and results of operations.
We are dependent on international business for a significant portion of our total revenue. International gross revenue accounted for approximately 57% in fiscal 2015, 52% in fiscal 2014 and 50% in fiscal 2013. We expect that our international business will continue to represent a significant portion of our total revenue for the foreseeable future. This future revenue will depend to a large extent on the continued use and expansion of our 3D and other visual technologies in the motion picture industry outside of North America. As a result, our business is subject to certain risks inherent in international business operations, many of which are beyond our control. These risks include:

•	competitive and pricing pressures that vary from market-to-market and place-to-place;

•
fluctuating foreign exchange rates and systems;laws and policies affecting trade, investment and taxes, including laws and policies relating to customs, duties, the repatriation of funds and withholding taxes and changes in these laws and our compliance with the foregoing;

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

Our RealD 3D eyewear business model in North America and a limited number of countries internationally rely on financial support from motion picture studios for the RealD eyewear that are provided to theater customers, and the uncertainty and any potential dispute between motion picture studios and exhibitors could adversely affect our results of operations, financial condition, business and prospects.

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

Difficult economic conditions and recessionary periods may lead to a decrease in discretionary consumer spending or consumer preference for lower-cost 2D motion pictures, resulting in lower motion picture box office revenue. In the event of declining box office revenue, motion picture studios may be less willing to release 3D motion pictures and motion picture exhibitors may be less willing to license our RealD Cinema Systems or exhibit 3D motion pictures. Further, a decrease in discretionary consumer spending may adversely affect future demand for consumer electronics products that may use our 3D and other visual technologies and consumer electronics manufacturers may decide to not adopt, limit, delay or cease their use of our 3D and other visual technologies, any of which could cause our business, revenue and growth prospects to suffer.

The loss of members of our management could substantially disrupt our business operations.

Our success depends to a significant degree upon the continued contribution by members of our management. A limited number of individuals have primary responsibility for managing our business, including our relationships with motion picture studios and exhibitors. The loss of members of our management, including Michael V. Lewis, our Chairman and Chief Executive Officer, or the loss of key employees in our accounting or R&D departments or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to sustain and grow our business and could substantially disrupt our business operations. In addition, because we operate in a highly competitive industry, our hiring of qualified executives, scientists, engineers or other personnel may cause us or those persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, breach of contract or other claims.
Our ability to use our net operating loss carryforwards to offset future taxable income could be subject to certain limitations if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.
While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion under the heading "Management's discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures"), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of March 31, 2015, we had foreign tax credit carryforwards of approximately $18.8 million for federal income tax purposes that begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.
Our future growth largely depends on gaining increased market share in China and other emerging economies, and we face risks in conducting business in these emerging economies.
Our future growth largely depends on gaining increased market share in China and other emerging economies. China is the Company's largest and fastest growing market opportunity. As of March 31, 2015, our RealD Cinema Systems were deployed and operated in approximately 2,050 cinema screens in China, with an additional approximately 1,031 screens under contract within this market. We believe that our sales of products and services in China and other emerging economies will expand in the future to the extent that the use of digital technologies increases in these countries, including in movies and theaters, and as consumers there continue to become more affluent. Our inability to penetrate the Chinese market, in particular, may adversely impact our global market share and growth opportunities. We face many risks associated with operating in China and these other emerging economies, in large part due to limited recognition and enforcement of contractual and intellectual property rights. As a result, we may experience difficulties in enforcing our intellectual property rights in these emerging economies, where intellectual property rights are more difficult to enforce as compared to the United States, Hong Kong, Japan and Europe. We believe that it is critical that we strengthen existing relationships and develop new relationships with entertainment industry participants worldwide to increase our ability to enforce our intellectual property and contractual rights without relying solely on the legal systems in the countries in which we operate. If we are unable to develop, maintain, and strengthen these relationships, our revenue from these countries could be adversely affected.
We face risks associated with international trade and currency exchange.
We maintain sales, marketing and business operations in foreign countries. Consequently, we are exposed to exchange rate fluctuations associated with the local currencies of our foreign business operations, including the Chinese yuan, Russian ruble and Brazilian real. Revenue from our foreign business operations in transactions denominated in local currencies are significant. While we may also derive revenue from our foreign business operations in transactions denominated in U.S. dollars, a substantial portion of our costs from our foreign operations are denominated in the currency of that foreign location. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability. In addition, foreign governments may restrict transfers of cash out of the country and control exchange rates. There can be no assurance that we will be able to repatriate our earnings, and at exchange rates that are beneficial to us, which could have a material adverse effect on our business and results of operations.
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
U.S. GAAP and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, film accounting, accounting for pensions and other post-retirement benefits, accounting for income taxes, and treatment of goodwill or long lived assets, are highly complex and involve many subjective judgments. Changes in these rules, their interpretation, management’s estimates, or changes in our products or business could significantly change our reported future earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.
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
As of March 31, 2015, we had 50,433,777 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.
In addition, as of March 31, 2015, there were 15,557,642 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 5,965,443 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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
As of March 31, 2015, our directors and executive officers, together with their affiliates, beneficially owned approximately 14% of our outstanding common stock, including approximately 13% beneficially owned by Michael V. Lewis, our Chairman and Chief Executive Officer.
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
We currently do not expect to pay dividends on shares of our common stock, and we intend to use cash generated from operations to continue to grow our business. Consequently, your only opportunity currently to achieve a positive return on your investment in us will be if the market price of our common stock appreciates. Our board of directors may, in the future and at their discretion, authorize the payment of dividends on our common stock depending on various factors, including our financial condition, results of operations, capital requirements, any restrictions that may be imposed by applicable law, our contracts and such other factors as are deemed relevant by them.
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
Item 1B.    Unresolved staff comments
None.
Item 2.    Properties
Our principal properties as of March 31, 2015 are set forth below:
Our corporate headquarters and principal operations are located in Beverly Hills, California, where we lease and occupy approximately 43,500 square feet. The term of our lease for our Beverly Hills corporate headquarters expires in August 2021, with an option to extend the term of the lease for one additional five-year period. We also have two facilities in Boulder, Colorado where we lease and occupy a total of approximately 93,700 square feet. The terms of these leases expire in August 2015 and June 2024. One of the leases has an option to extend for four additional five-year periods.
We also have offices outside London in Hemel Hempstead and Oxford, United Kingdom where we lease and occupy a total of approximately 7,400 square feet. The term of one lease expires in January 2025 and the other is month-to-month.
We also have offices in Tokyo, Japan where we lease and occupy approximately 1,400 square feet. The term of this lease expires in December 2015.

We also have offices in Shanghai, China where we lease and occupy approximately 3,000 square feet. The term of this lease expires in January 2016.
We also have offices in Beijing, China where we lease and occupy approximately 1,600 square feet. The term of this lease expires in December 2017.
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

In November 2014, we filed a complaint with the United States International Trade Commission ("ITC") and the ITC instituted an investigation under Section 337 of the Tariff Act of 1930 into MasterImage’s allegedly infringing imports into the United States. RealD has requested that the ITC issue an Exclusion Order to bar importation of those MasterImage products and the key components inside those products. We have also sought a Cease and Desist Order to bar further sales and other domestic commercial activities of infringing MasterImage products and key components that have already been imported. The investigation is ongoing before the ITC, and RealD expects the evidentiary hearing to commence in September 2015. Pending the ITC action, RealD and MasterImage have mutually agreed to stay the concurrent proceedings in the US District Court without prejudice.

In May 2015, the Company filed a lawsuit with the Paris First Instance Court against MasterImage 3D PLC, Kinepolis Group and Kinepolis Le Chateau Du Cinema, for infringement of RealD's European patent related to the RealD XL Cinema System 3D cinema projection technology. The action is pending.

Our competitors have filed petitions seeking re-examinations and other challenges to our patents and patent applications in the United States, Europe, Australia, China, Japan and Russia. The Company is vigorously defending against these challenges.

Item 4.    Mining safety disclosures
Not applicable.

PART II

Item 5.    Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities.
Market information and holders
Our common stock is traded on the New York Stock Exchange under the symbol "RLD". The following table shows, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the New York Stock Exchange.

	Prices
	High	Low
Fiscal year ended March 31, 2015
First quarter	$13.18	$9.83
Second quarter	$12.32	$8.97
Third quarter	$11.97	$9.07
Fourth quarter	$13.53	$10.13
Fiscal year ended March 31, 2014
First quarter	$15.58	$12.91
Second quarter	$13.98	$6.68
Third quarter	$9.34	$6.41
Fourth quarter	$11.88	$7.78
On June 4, 2015, the last reported sales price of our common stock on the New York Stock Exchange was $12.87 per share. According to the records of our transfer agent, we had 131 stockholders of record of our common stock on June 4, 2015. This number does not include persons who hold our common stock through brokers or other institutions.
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
Stock repurchase program
On April 20, 2012, we announced that our board of directors had approved an authorization to repurchase up to $50 million of RealD common stock. On December 17, 2012, our board of directors approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as our stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time. Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $67.9 million inception to date. For the fiscal year ended March 31, 2014, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million. For the fiscal year ended March 31, 2015, we did not make any stock repurchases.

Equity compensation plan information
The following table summarizes our equity compensation plans as of March 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,592,199	$13.74	5,965,443
Total	9,592,199	$13.74	5,965,443
_______________________________________________________________________________

(1)
The weighted average exercise price under column (b) with respect to equity compensation plans does not include shares issuable upon the vesting of outstanding restricted stock units and performance stock units which have no exercise price.

Comparison of stockholder return
The performance graph presented below shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of RealD under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return for the period from July 16, 2010 (the date our common stock commenced trading on the New York Stock Exchange) to March 31, 2015 provided to stockholders on RealD Inc.'s common stock relative to the cumulative total returns of the NYSE Composite Index, the Russell 2000 Index and the Bloomberg Hollywood Reporter Index.
Comparison of Cumulative Total Return*
Among the NYSE Composite Index, the Russell 2000 Index
and the Bloomberg Hollywood Reporter Index

	7/16/2010	3/11	3/12	3/13	3/14	3/15
RealD Inc.	100.00	140.24	69.20	66.63	57.25	65.56
NYSE Composite Index	100.00	127.16	127.30	145.12	171.93	182.28
Russell 2000 Index	100.00	139.38	139.00	161.81	202.10	218.69
Bloomberg Hollywood Reporter Index	100.00	134.73	137.98	176.21	221.33	261.27
_______________________________________________________________________________

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
The selected consolidated statement of operations data for the years ended March 31, 2015, March 31, 2014, March 31, 2013, March 23, 2012 and March 25, 2011 and the selected consolidated balance sheet data as of March 31, 2015, March 31, 2014, March 31, 2013, March 23, 2012 and March 25, 2011 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods.

	Year ended
(in thousands, except per share data)	March 31, 2015	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011
Consolidated Statement of Operations Data:
Net revenue	$163,463	$199,234	$215,552	$246,628	$246,136
Cost of revenue	82,685	103,975	125,360	117,938	178,396
Gross profit	80,778	95,259	90,192	128,690	67,740
Operating expenses:
Research and development	19,474	19,685	19,454	16,500	15,582
Selling and marketing	21,719	27,137	25,266	27,682	24,139
General and administrative	49,370	50,596	47,830	42,189	35,835
Total operating expenses	90,563	97,418	92,550	86,371	75,556
Operating income (loss)	(9,785)	(2,159)	(2,358)	42,319	(7,816)
Interest expense, net	(1,634)	(2,255)	(1,483)	(971)	(919)
Other income (loss)	(4,419)	(679)	(982)	782	6,182
Income tax expense	7,909	6,117	5,064	5,105	4,272
Net income (loss)	(23,747)	(11,210)	(9,887)	37,025	(6,825)
Accretion of preferred stock	—	—	—	—	(4,934)
Net income (loss) attributable to RealD Inc. common stockholders	$(23,822)	$(11,406)	$(9,690)	$36,869	$(12,289)
Basic earnings (loss) per share of common stock (1)	$(0.48)	$(0.23)	$(0.19)	$0.68	$(0.29)
Diluted earnings (loss) per share of common stock (1)	$(0.48)	$(0.23)	$(0.19)	$0.65	$(0.29)
Shares used in computing basic earnings (loss) per share of common stock (1)	50,042	49,504	52,345	54,352	41,933
Shares used in computing diluted earnings (loss) per share of common stock (1)	50,042	49,504	52,345	56,852	41,933

	Year ended
(in thousands)	March 31, 2015	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,333	$28,800	$31,020	$24,894	$16,936
Total assets	229,644	247,182	273,648	302,175	280,147
Total indebtedness (including short-term indebtedness)	29,840	36,250	47,500	25,000	2,310
Total equity	$146,343	$150,834	$149,189	$197,606	$145,100

	Year ended
(in thousands)	March 31, 2015	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011
Consolidated Other Data:
Capital expenditures	$17,430	$22,335	$34,290	$61,468	$102,643
Depreciation and amortization	39,999	40,300	33,131	28,266	15,737
Adjusted EBITDA (2)	52,034	65,122	57,926	96,598	54,621
Cash flows provided by (used in):
Operating activities	51,847	35,700	79,697	43,001	35,098
Investing activities	(17,367)	(21,784)	(37,900)	(57,469)	(87,031)
Financing activities	(4,645)	(16,283)	(35,786)	22,426	55,735
Free cash flow (3)	$34,417	$13,365	$45,407	$(18,467)	$(67,545)

	Year ended
(approximate numbers)	March 31, 2015	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011
Number of RealD-enabled screens (at period end):
Total domestic RealD-enabled screens	13,600	13,400	12,800	11,700	8,700
Total China RealD-enabled screens	2,050	1,550	1,100	500	100
Total rest of world RealD-enabled screens	11,050	10,250	8,800	8,000	6,200
Total RealD-enabled screens	26,700	25,200	22,700	20,200	15,000
Number of locations with RealD-enabled screens (at period end):
Total domestic locations with RealD-enabled screens	3,000	3,000	2,800	2,600	2,300
Total China locations with RealD-enabled screens	300	250	200	130	40
Total rest of world locations with RealD-enabled screens	2,850	2,650	2,500	2,370	2,160
Total locations with RealD-enabled screens	6,150	5,900	5,500	5,100	4,500
_______________________________________________________________________________

(1)	For more information regarding loss per share calculations, see Note 2, "Earnings (loss) per share of common stock," to our consolidated financial statements and our consolidated financial statements.

(2)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion" under Item 7 in Part II. Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the following periods indicated:

	Year ended
(in thousands)	March 31, 2015	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011
Net loss	$(23,747)	$(11,210)	$(9,887)	$37,025	$(6,825)
Add (deduct):
Interest expense, net	1,634	2,255	1,483	971	919
Income tax expense	7,909	6,117	5,064	5,105	4,272
Depreciation and amortization	39,999	40,300	33,131	28,266	15,737
Other (income) loss (1)	4,419	679	982	(782)	(6,182)
Share-based compensation expense (2)	14,898	17,741	18,474	15,744	8,950
Impairment of assets and intangibles (3)	5,023	4,522	8,679	10,269	1,128
Cost reduction plan (4)	1,373	4,718	—	—	—
Nonrecurring expenses (5)	526	—	—	—	—
Adjusted EBITDA (6)	$52,034	$65,122	$57,926	$96,598	$17,999
_______________________________________________________________________________

(1)	Consists of gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)
Represents share-based compensation expense of nonstatutory and incentive stock options, restricted stock units and performance stock units, and employee stock purchase plan to employees, non-employees, officers and directors.

(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

(4)
Expenses under our Credit Agreement for the non-U.S. GAAP categories "restructuring charges, severance costs and reserves" and "non-recurring expenses" (also see the "Cost reduction plans" caption above).

(5)
Expenses under our Credit Agreement for the non-U.S. GAAP category "non-recurring costs and expenses". In fiscal year ended March 31, 2015, these expenses represent advisory fees related to our strategic alternatives process.

(6)
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
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement. Our consolidated financial statements and the notes to those statements included elsewhere are prepared in accordance with U.S. GAAP. See also "Part II, Item 7: Management's discussion and analysis of financial condition and results of operations—Non-U.S. GAAP discussion" and "—Seasonality and quarterly performance".
Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under the 2014 Credit Agreement. As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

(3)
Free cash flow is not a recognized measurement under U.S. GAAP. For a definition of free cash flow and reconciliation to cash provided (used) by operating activities, the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion" under Item 7 in Part II. Set forth below is a reconciliation of free cash flow to cash provided (used) by operating activites for the following periods indicated:

	Year ended
(in thousands)	March 31, 2015	March 31, 2014	March 31, 2013	March 23, 2012	March 25, 2011
Net cash provided by operating activities	$51,847	$35,700	$79,697	$43,001	$35,098
Purchases of property and equipment	(4,359)	(4,285)	(16,169)	(8,760)	(6,416)
Purchases of cinema systems and related components	(13,071)	(18,050)	(18,121)	(52,708)	(96,227)
Total free cash flow	$34,417	$13,365	$45,407	$(18,467)	$(67,545)
We present free cash flow because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by evaluating our liquidity and capital resources. In addition, we use free cash flow in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. However, free cash flow is not a recognized measurement under U.S. GAAP, should not be used in a manner that inappropriately implies that the measure represents the residual cash flow available for discretionary expenditures, and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP.
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
Key business metrics
Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•
RealD box office.    Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens. Estimated international box office on RealD-enabled screens is the estimated 3D box office generated on RealD-enabled international screens. RealD's estimates of box office on RealD-enabled screens rely on box office tracking data. International box office reflects RealD's estimates of international box office generated on RealD-enabled screens in 19 foreign countries, excluding China, where box office tracking is available. RealD estimates these countries represent approximately 85% of RealD's international license revenues.

•	Number of 3D motion pictures. Total 3D motion pictures are the number of 3D motion pictures released domestically in North America during the relevant period.

•
Number of screens.    We refer to motion picture theater screens in the United States or Canada enabled with our RealD Cinema Systems as "domestic screens", motion picture theater screens in China enabled with our RealD Cinema Systems as "China screens" and motion picture theater screens outside the United States, Canada and China enabled with our RealD Cinema Systems as "rest of world screens", or "ROW screens".

•
Number of locations.    We refer to motion picture exhibition complexes in the United States or Canada with one or more screens enabled with our RealD Cinema Systems as "domestic locations", motion picture exhibition complexes in China as "China locations" and motion picture exhibition complexes outside the United States, Canada and China with one or more screens enabled with our RealD Cinema Systems as "rest of world locations" or "ROW locations".

•
Adjusted EBITDA. We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses comprising the non-U.S. GAAP categories "restructuring charges, severance costs and reserves"and "non-recurring expenses" as defined in our 2014 Credit Agreement. We do not consider the preceding adjustments to be indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see "Non-U.S. GAAP discussion". Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA for financial reporting purposes to align with the Adjusted EBITDA definition under the Credit Agreement (see "Liquidity and capital resources" caption below). As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.

•
Free cash flow. We use free cash flow as a supplemental measure of our performance in liquidity. We define free cash flow as total cash provided (used) by operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. However, free cash flow is not a recognized measurement under U.S. GAAP, should not be used in a manner that inappropriately implies that the measure represents the residual cash flow available for discretionary expenditures, and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of and further discussion regarding free cash flow, see "Non-U.S. GAAP discussion".

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Years ended March 31
(approximate numbers, in millions)	2015	2014	2013
Estimated box office on RealD-enabled screens (generated during the period)
Estimated box office on RealD-enabled domestic screens	$947	$1,255	$1,297
Estimated box office on RealD-enabled international screens	1,079	1,421	1,602
Total estimated box office on RealD-enabled screens	$2,026	$2,676	$2,899

	Years ended March 31
(approximate numbers)	2015	2014	2013
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,600	13,400	12,800
Total China RealD-enabled screens	2,050	1,550	1,100
Total rest of world RealD-enabled screens	11,050	10,250	8,800
Total RealD-enabled screens	26,700	25,200	22,700
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	3,000	2,800
Total China locations with RealD-enabled screens	300	250	200
Total rest of world locations with RealD-enabled screens	2,850	2,650	2,500
Total locations with RealD-enabled screens	6,150	5,900	5,500
Number of 3D motion pictures (released domestically during period)	29	35	35
Performance highlights for Adjusted EBITDA and free cash flow are presented below under the caption "Non-U.S. GAAP discussion".
Opportunities, trends and factors affecting our results of operations
Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. We expect to continue to expand our business in the foreseeable future primarily through our sales and marketing efforts in China by building on the sales and operating presence we established in this market over the past several years.
Cinema
As of March 31, 2015, there were approximately 26,700 RealD-enabled screens worldwide as compared to approximately 25,200 RealD-enabled screens worldwide as of March 31, 2014, an increase period over period of 1,500 RealD-enabled screens or 6%. The majority of our increase in installed screens occurred in China, Latin America, Europe. Based on the slate announced by motion picture studios, we anticipate that approximately 30 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2016, including Mad Max: Fury Road, San Andreas and sequels to successful major motion picture franchises, such as The Avengers, Despicable Me, Jurassic Park, Terminator, Hotel Transylvania, Paranormal Activity, Star Wars, The Nut Job, Kung Fu Panda and The Hunger Games.
Other technologies
We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content.
Cost reduction plans
Over the past few quarters, we implemented our Cost Reduction Plans to reduce the overall costs of our global operations, and we are seeking further efficiencies in our cost structure, including actively evaluating alternatives for certain of our research and development efforts. Moreover, we announced in December 2014 additional operating expense savings and capital expenditure reductions projected for fiscal year 2016. There is no guarantee that any cost reduction will actually be achieved.

Strategic alternatives process
In the fourth quarter of our fiscal year ended March 31, 2015, we announced that we had engaged Moelis & Company LLC as our financial advisor to assist in our evaluation of potential strategic alternatives with the goal of enhancing value for all shareholders. There can be no assurance that the strategic alternatives process will result in pursuing a particular transaction or completing any such transaction.
Accounting period
On November 14, 2012, our Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter ended December 31, 2012 of fiscal year 2013. As a result, the years ended March 31, 2015 and March 31, 2014 are eight days shorter (2.1%) than the year ended March 31, 2013.
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
We generate product revenue from the distribution of RealD eyewear to motion picture studios and exhibitors worldwide. In the domestic market (the United States and Canada), we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Most international motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of the admission fee or as a concession item.Our cinema business is tied directly to the release of 3D motion pictures. These motion pictures tend to be released based on specific consumer entertainment dynamics, which results in seasonal patterns, with the largest number of motion pictures typically being released in the summer and early winter. We anticipate that approximately 30 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2016, including Mad Max: Fury Road, San Andreas and sequels to successful major motion picture franchises, such as The Avengers, Despicable Me, Jurassic Park, Terminator, Hotel Transylvania, Paranormal Activity, Star Wars, The Nut Job, Kung Fu Panda and The Hunger Games.
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
General and administrative.    General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, bad debt expense, public company costs and gains and losses from disposition of assets. Additionally, general and administrative costs include sales, use, goods and services tax and value added tax (collectively, the "transaction taxes") as well as property taxes. For our U.S. and some of our international cinema license and product revenue, we absorb the majority of the transaction taxes.
Results of operations
The following table sets forth our audited consolidated statements of operations and other data for each of the periods indicated:

	Years ended March 31
(in thousands)	2015	2014	2013
Consolidated statements of operations data:
Total revenue	$163,463	$199,234	$215,552
Cost of revenue	82,685	103,975	125,360
Gross margin	80,778	95,259	90,192
Operating expenses:
Research and development	19,474	19,685	19,454
Selling and marketing	21,719	27,137	25,266
General and administrative	49,370	50,596	47,830
Total operating expenses	90,563	97,418	92,550
Operating loss	(9,785)	(2,159)	(2,358)
Interest expense, net	(1,634)	(2,255)	(1,483)
Other loss	(4,419)	(679)	(982)
Loss before income taxes	(15,838)	(5,093)	(4,823)
Income tax expense	7,909	6,117	5,064
Net loss	(23,747)	(11,210)	(9,887)
Net (income) loss attributable to noncontrolling interest	(75)	(196)	197
Net loss attributable to RealD Inc. common stockholders	$(23,822)	$(11,406)	$(9,690)
Other data:
Adjusted EBITDA (1)	$52,034	$65,122	$57,926
Free cash flow (2)	$34,417	$13,365	$45,407
_______________________________________________________________________________

(1)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion".

(2)
Free cash flow is not a recognized measurement under U.S. GAAP. For a definition of free cash flow and reconciliation to cash provided (used) by operating activities, the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion".

The following table sets forth our consolidated statements of operations and other data as a percentage of net revenue for each of the periods indicated:

	Years ended March 31
	2015	2014	2013
Total revenue	100%	100%	100%
Cost of revenue	50.6	52.2	58.2
Gross margin	49.4	47.8	41.8
Operating expenses:
Research and development	11.9	9.9	9.0
Selling and marketing	13.3	13.6	11.7
General and administrative	30.2	25.4	22.2
Total operating expenses	55.4	48.9	42.9
Operating loss	(6.0)	(1.1)	(1.1)
Interest expense, net	(1.0)	(1.1)	(0.7)
Other loss	(2.7)	(0.3)	(0.5)
Loss before income taxes	(9.7)	(2.5)	(2.2)
Income tax expense	4.8	3.1	2.3
Net loss	(14.5)	(5.6)	(4.6)
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)	0.1
Net loss attributable to RealD Inc. common stockholders	(14.6)%	(5.7)%	(4.5)%
Other data:
Adjusted EBITDA (1)	31.8%	32.7%	26.9%
_______________________________________________________________________________

(1)	For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see "Non-U.S. GAAP discussion".

The following table sets forth share-based compensation and depreciation and amortization included in the above line items:

	Years ended March 31
(in thousands)	2015	2014	2013
Share-based compensation
Cost of revenue	$1,212	$865	$807
Research and development	3,227	2,708	2,185
Selling and marketing	3,017	5,543	5,258
General and administrative	7,442	8,625	10,224
Total	$14,898	$17,741	$18,474

	Years ended March 31
(in thousands)	2015	2014	2013
Depreciation and amortization
Cost of revenue	$34,497	$34,218	$29,300
Research and development	1,016	2,099	1,943
Selling and marketing	170	293	295
General and administrative	4,316	3,690	1,593
Total	$39,999	$40,300	$33,131
In the period to period comparative discussion below, we describe our net revenue, license revenue (composed principally of revenue from our RealD Cinema Systems), and product and other revenue (principally composed of our RealD eyewear and, to a much lesser extent, professional product revenue and other revenue).

Cost reduction plans
Over the past few quarters, we announced plans to reduce the overall costs of our global operations. The Cost Reduction Plans were primarily a response to the anticipated impact on our financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that our 3D cinema business is maturing in many markets like the United States in which we expected equipment installations to continue to slow. As part of the Cost Reduction Plans, we reduced our staff, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. We further focused the expansion of our global cinema platform on emerging growth markets and higher performing motion picture exhibitors.
We account for the Cost Reduction Plans in accordance with the Accounting Standards Codification, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans' workforce reduction and commencement of the relocation of manufacturing, we incurred termination and other charges totaling approximately $4.7 million for the fiscal year ended March 31, 2014. Charges of $1.4 million have been incurred for the fiscal year ended March 31, 2015, including $0.3 million for the accrual of losses on a lease for manufacturing facilities that will no longer be used in our operations. Therefore, the total charges were $6.1 million million through March 31, 2015. The following tables summarizes the charges resulting from implementation of the Cost Reduction Plans for the fiscal years ended March 31, 2015 and March 31, 2014:

	Years ended March 31
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$242	$601	$843	$835	$13	$848
Research and development	240	—	240	757	—	757
Selling and marketing	97	—	97	1,830	—	1,830
General and administrative	192	—	192	1,206	77	1,283
Total	$771	$601	$1,372	$4,628	$90	$4,718
The following table summarizes the actual and estimated activity resulting from implementation of the cost reduction plan with accrued expenses and other liabilities:

	Cost reduction plan liabilities
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2013	$—	$—	$—
Charges	4,628	90	4,718
(Payments)	(3,212)	(90)	(3,302)
Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	771	601	1,372
(Payments)	(938)	(336)	(1,274)
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
On December 4, 2014, we announced additional operating expense savings and capital expenditure reductions projected for fiscal year 2016. There is no guarantee that any cost reduction will actually be achieved.

Additionally, we lease office space for our headquarters that includes approximately $5.6 million in leasehold improvements and other items classified as fixed assets (see Note 3 "Cinema Systems and Property & Equipment"). If our headquarters were to be relocated, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

Results of Operations
Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014
Revenue
For the fiscal year ended March 31, 2015, total revenue decreased $35.8 million to $163.5 million compared to $199.2 million for the fiscal year ended March 31, 2014.

	Years ended March 31
	2015		2014
(in thousands)	Amount	% of Total	Amount	% of Total	Amount change	Percentage change
Revenue:
License revenue
Domestic	$36,060	22%	$49,289	25%	$(13,229)	(27)%
China	18,362	11%	16,138	8%	2,224	14%
Rest of World	54,895	34%	67,085	34%	(12,190)	(18)%
International	$73,257	45%	$83,223	42%	$(9,966)	(12)%
Total license revenue	$109,317	67%	$132,512	67%	$(23,195)	(18)%
Product and other
Domestic	$35,021	21%	$46,870	23%	$(11,849)	(25)%
China	881	1%	504	—%	377	75%
Rest of World	18,244	11%	19,348	10%	(1,104)	(6)%
International	$19,125	12%	$19,852	10%	$(727)	(4)%
Total product and other revenue	$54,146	33%	$66,722	33%	$(12,576)	(19)%
Total revenue	$163,463	100%	$199,234	100%	$(35,771)	(18)%
Other data:
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,600	51%	13,400	53%	200	1%
Total China RealD-enabled screens	2,050	8%	1,550	6%	500	32%
Total rest of world RealD-enabled screens	11,050	41%	10,250	41%	800	8%
Total RealD-enabled screens	26,700	100%	25,200	100%	1,500	6%
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	49%	3,000	51%	—	—%
Total China locations with RealD-enabled screens	300	5%	250	4%	50	20%
Total rest of world locations with RealD-enabled screens	2,850	46%	2,650	45%	200	8%
Total locations with RealD-enabled screens	6,150	100%	5,900	100%	250	4%
Number of 3D motion pictures (released domestically during period)	29		35
The decrease in total revenue during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was primarily due to a decrease in both license revenue and product revenue resulting from a decrease in box office performance and lower corresponding eyewear usage, partially offset by increases in overall revenue in China resulting from continuous expansion in its cinema market. Our Chinese market comprised approximately 12% of total revenue for the fiscal year ended March 31, 2015 as compared to 8% for the fiscal year ended March 31, 2014. Our domestic market comprised approximately 43% of total revenue for the fiscal year ended March 31, 2015 as compared to 48% for the fiscal year ended

March 31, 2014. Our ROW market comprised approximately 45% of total revenue for the fiscal year ended March 31, 2015 as compared to 44% for the fiscal year ended March 31, 2014.
For the fiscal year ended March 31, 2015, there were 20 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the fiscal year ended March 31, 2015 included the following: Transformers 4: Age of Extinction ($7.3 million), X-Men 5: Days of Future Past ($5.6 million), Dawn of the Planet of the Apes ($5.5 million), The Hobbit: Battle of the Five Armies ($5.5 million), Guardians of the Galaxy ($5.1 million), Amazing Spiderman 2 ($5.0 million), Maleficent ($4.4 million), Captain America 2: The Winter Solider ($4.2 million), Godzilla ($3.8 million) and How to Train Your Dragon 2 ($3.7 million).
For the fiscal year ended March 31, 2014, there were 30 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the fiscal year ended March 31, 2014 included the following: Iron Man 3 ($9.2 million), Gravity ($8.9 million), The Hobbit 2: The Desolation of Smaug ($7.4 million), Frozen ($5.6 million), Monsters University($4.8 million), Man of Steel ($4.4 million), Thor: The Dark World ($4.1 million), World War Z ($3.8 million), Star Trek 2: Into Darkness ($3.5 million) and Despicable Me 2 ($3.4 million).
License revenue comprised 67% of total revenue for the fiscal years ended March 31, 2015 and March 31, 2014. China license revenue comprised 17% and 12% of license revenue for the fiscal years ended March 31, 2015 and March 31, 2014, respectively. International license revenue comprised 67% and 63% of license revenue for the fiscal years ended March 31, 2015 and March 31, 2014, respectively. China license revenue comprised 25% and 19% of international license revenue for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.
The decrease in our product and other revenue in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was primarily a result of a decrease in the volume of eyewear consumed or sold to our domestic market. The decrease in RealD eyewear volume domestically compared to the prior period resulted from the under performance of box offices and decreased domestic releases year-over-year, as described above. There was also a growing trend among ROW consumers to reuse our RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain ROW exhibitors from alternative suppliers, including authorized resellers of our RealD eyewear. The decrease was slightly offset by an increase in China product and other revenue as a result of the continuous expansion of the market. Total international product and other revenue comprised of $19.1 million, or 35%, and $19.9 million, or 30%, of total product and other revenue for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.
We expect our future revenue, particularly in our license business, will be driven by the number of RealD-enabled screens and motion pictures released in 3D. As the volume of RealD eyewear usage changes due to changing 3D motion picture slates and box office, we may experience additional pricing pressure from our customers. As a result, our net revenue may continue to decline, decline at a greater rate or may not increase at expected rates in future periods.

Cost of revenue

	Years ended March 31
	2015		2014
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount change	Percentage change
Revenue:
License revenue	$109,317	67%	$132,512	67%	$(23,195)	(18)%
Product and other	54,146	33%	66,722	33%	(12,576)	(19)%
Total revenue	$163,463	100%	$199,234	100%	$(35,771)	(18)%
Cost of revenue:
License	$47,086	43%	$45,364	34%	$1,722	4%
Product and other	35,599	66%	58,611	88%	(23,012)	(39)%
Total cost of revenue	$82,685	51%	$103,975	52%	$(21,290)	(20)%
Gross profit:
License	$62,231	57%	$87,148	66%	$(24,917)	(29)%
Product and other	18,547	34%	8,111	12%	10,436	129%
Total gross profit	$80,778	49%	$95,259	48%	$(14,481)	(15)%
The fiscal years ended March 31, 2015 and March 31, 2014 include expenses discussed under the caption "Cost reduction plans".
For the fiscal year ended March 31, 2015, our cost of revenue decreased primarily due to the lower averaged per pair cost of RealD eyewear and decreased volume of shipments. Cost of revenue decreased, as a percentage of revenue, to 51% for the fiscal year ended March 31, 2015, as compared to 52% for the fiscal year ended March 31, 2014 due to decrease in cost of eyewear. The percentage of usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.
License cost of revenue increased $1.7 million to $47.1 million for the fiscal year ended March 31, 2015 compared to $45.4 million for the fiscal year ended March 31, 2014 primarily as a result of a $0.6 million increase in impairment of returned or uncollectible customers cinema systems, $0.4 million increase in employee related costs, $0.4 million increase in manufacturing costs and $0.3 million increase in depreciation expense resulting from an increase in RealD-enabled screens. Included in license cost of sales is depreciation expense of $33.1 million and $32.9 million for the fiscal years ended March 31, 2015 and March 31, 2014, respectively. Depreciation expense as a percentage of net license revenue increased to 30% for the fiscal year ended March 31, 2015 from 25% for the fiscal year ended March 31, 2014.
Costs associated with our eyewear recycling program have been expensed in the period incurred. Recycling costs totaled $6.7 million for the fiscal year ended March 31, 2015 and $6.7 million for the fiscal year ended March 31, 2014, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse.
Product and other gross profit increased $10.4 million to a gross profit of $18.5 million for the fiscal year ended March 31, 2015 as compared to a gross profit of $8.1 million for the fiscal year ended March 31, 2014. The increase in our product and other gross profit was primarily a result of a reduction of average eyewear cost per unit expensed and partially offset by a reduction of total eyewear units sold. Product and other gross margin increased to 34% for the fiscal year ended March 31, 2015 as compared to 12% for the fiscal year ended March 31, 2014.
Our cost of revenue as a percentage of net revenue, as well as our gross profit and gross margin, will be affected in the future by the relative mix of license and product revenue, the mix of domestic and international product revenue, the relative mix of products and any new revenue sources, impairment charges and the percentage of usage of recycled eyewear. Impairment charges in future periods may increase as a result of system upgrades and replacements as well as changes in product offerings and new technology. As the number of RealD-enabled screens and 3D motion picture attendance increase, our total cost of revenue may increase.

Operating expenses

	Years ended March 31
(in thousands)	2015	2014	Amount change	Percentage change
Research and development	$19,474	$19,685	$(211)	(1)%
Selling and marketing	21,719	27,137	(5,418)	(20)%
General and administrative	49,370	50,596	(1,226)	(2)%
Total operating expenses	$90,563	$97,418	$(6,855)	(7)%
Research and development.    Our research and development expenses decreased primarily due to a $1.1 million decrease in depreciation expense and $0.3 million decrease in occupancy expenses, partially offset by a $0.7 million increase in personnel costs and a $0.6 million increase in engineering and prototype expenses in the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. The change in personnel costs includes a $0.5 million increase in stock-based compensation expense and a $0.2 million increase in salaries and benefits expense. We expect to continue to support research and development of visual technologies for new products and continued investment in our cinema business.
Selling and marketing.    Our selling and marketing expenses decreased primarily due to a $3.9 million decrease in personnel costs, a $0.9 million decrease in trade shows and associated traveling expenses and a $0.4 million decrease in advertising expenses. The change in personnel costs includes a $2.5 million decrease in stock-based compensation expense, $1.1 million decrease in salaries and benefits and a $0.3 million decrease in severance as part of the Cost Reduction Plans that took effect in fiscal year ended March 31, 2014. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our business worldwide and market future 3D films.
General and administrative.    Our general and administrative expenses decreased primarily due to a $3.0 million decrease in personnel costs, partially offset by a $2.2 million increase in outside services and professional service fees and a $0.6 million increase in depreciation expense. The decrease in personnel costs includes a decrease of $1.2 million in stock based compensation and a $1.8 million decrease in salaries and benefits as part of the Cost Reduction Plans that took effect in fiscal year ended March 31, 2014. The increase in outside services and professional service fees includes $2.1 million in legal fees associated with our global patent enforcement and $0.5 in million advisory fees related to our strategic alternatives process, partially offset by decreases in other professional fees. In addition, sales and use tax and value added tax expense decreased $1.5 million to $3.0 million for the fiscal year ended March 31, 2015 as compared to $4.5 million for the fiscal year ended March 31, 2014, primarily due to the decrease in total revenue. Property tax increased $0.4 million due to the release of accrued property tax for certain prior years that were not paid, but for which the statutes of limitations in various jurisdictions have expired in fiscal year ended March 31, 2014. We expect to incur increased legal expenses related to our global patent enforcement and our assessment of strategic alternatives.
Historical operating expenses are not necessarily indicative of future expenses for a changing business.
Other
Interest expense, net.    Net interest expense for the fiscal years ended March 31, 2015 and March 31, 2014 was $1.6 million and $2.3 million, respectively. Our interest expense decreased primarily due to decreased borrowings under the 2014 Credit Agreement during fiscal year 2015.
Other loss.    Other loss was $4.4 million for the year ended March 31, 2015 as compared to $0.7 million for the year ended March 31, 2014. Other loss increased primarily due to foreign exchange transaction losses related to our operations from international territories, especially in Russia.
Income tax.    Our income tax expense was $7.9 million for the fiscal year ended March 31, 2015 as compared to $6.1 million for the fiscal year ended March 31, 2014; the increase is due to increased foreign income tax expense. We expect to incur an increasing amount of income tax expenses that relate to state income tax and foreign taxes as a result of continuous expansion in international markets. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013
Revenue
For the fiscal year ended March 31, 2014, total revenue decreased $16.3 million to $199.2 million compared to $215.6 million for the fiscal year ended March 31, 2013.

	Years ended March 31
	2014		2013
(in thousands)	Amount	% of Total	Amount	% of Total	Amount change	Percentage change
Revenue:
License revenue
Domestic	$49,289	25%	$56,210	26%	$(6,921)	(12)%
International	83,223	42%	81,542	38%	1,681	2%
Total license revenue	$132,512	67%	$137,752	64%	$(5,240)	(4)%
Product and other
Domestic	$46,870	23%	$50,769	23%	$(3,899)	(8)%
International	19,852	10%	27,031	13%	(7,179)	(27)%
Total product and other revenue	$66,722	33%	$77,800	36%	$(11,078)	(14)%
Total revenue	$199,234	100%	$215,552	100%	$(16,318)	(8)%
Other data:
Number of RealD-enabled screens (at period end)
Total domestic RealD-enabled screens	13,400	53%	12,800	56%	600	5%
Total international RealD-enabled screens	11,800	47%	9,900	44%	1,900	19%
Total RealD-enabled screens	25,200	100%	22,700	100%	2,500	11%
Number of locations with RealD-enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	51%	2,800	51%	200	7%
Total international locations with RealD-enabled screens	2,900	49%	2,700	49%	200	7%
Total locations with RealD-enabled screens	5,900	100%	5,500	100%	400	7%
Number of 3D motion pictures (released domestically during period)	35		35
The decrease in total revenue during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was primarily due to a decrease in license revenue resulting from a decrease in box office performance, lower domestic eyewear usage and lower international eyewear sales. Our international markets comprised approximately 52% of total revenue for the fiscal year ended March 31, 2014 as compared to 50% for the fiscal year ended March 31, 2013. The overall decrease in revenue attributable to international markets was driven primarily by a decrease in sales of RealD eyewear.

For the fiscal year ended March 31, 2014, there were 30 motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the fiscal year ended March 31, 2014 included the following: Iron Man 3 ($9.2 million), Gravity ($8.9 million), The Hobbit 2: The Desolation of Smaug ($7.4 million), Frozen ($5.6 million), Monsters University($4.8 million), Man of Steel ($4.4 million), Thor: The Dark World ($4.1 million), World War Z ($3.8 million), Star Trek 2: Into Darkness ($3.5 million) and Despicable Me 2 ($3.4 million).
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
License revenue comprised 67% and 64% of total revenue for the fiscal years ended March 31, 2014 and March 31, 2013, respectively. International license revenue comprised 63% and 59% of our license revenue for the fiscal years ended March 31, 2014 and March 31, 2013, respectively.
The decrease in our product and other revenue in the fiscal year ended March 31, 2014, as compared to the fiscal year ended March 31, 2013, was primarily a result of a decrease in the volume of eyewear consumed or sold to our domestic and international markets and a decrease in the average revenue per unit. The decrease in RealD eyewear volume internationally compared to the prior period resulted from a growing trend among consumers to reuse RealD eyewear for multiple viewings, as well as exhibitor buying patterns relative to the film slate and purchases by certain international exhibitors from alternative suppliers, including authorized resellers of RealD eyewear. International product and other revenue comprised of $19.9 million, or 30% and $27.0 million, or 35% of total product and other revenue for the fiscal years ended March 31, 2014 and March 31, 2013, respectively. International product and other revenue were 24% of international license revenue for the fiscal year ended March 31, 2014 as compared to 33% for the fiscal year ended March 31, 2013.
Cost of revenue

	Years ended March 31
	2014		2013
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount change	Percentage change
Revenue:
License revenue	$132,512	67%	$137,752	64%	$(5,240)	(4)%
Product and other	66,722	33%	77,800	36%	(11,078)	(14)%
Total revenue	$199,234	100%	$215,552	100%	$(16,318)	(8)%
Cost of revenue:
License	$45,364	34%	$47,243	34%	$(1,879)	(4)%
Product and other	58,611	88%	78,117	100%	(19,506)	(25)%
Total cost of revenue	$103,975	52%	$125,360	58%	$(21,385)	(17)%
Gross profit:
License	$87,148	66%	$90,509	66%	$(3,361)	(4)%
Product and other	8,111	12%	(317)	—%	8,428	(2,659)%
Total gross profit	$95,259	48%	$90,192	42%	$5,067	6%
For the fiscal year ended March 31, 2014, our cost of revenue decreased primarily due to the costs associated with the growth and maintenance of our global installed base as well as a reduction in the product mix of lower cost recycled eyewear in our domestic markets, and freight charges related to international expansion. Cost of revenue decreased, as a percentage of revenue, to 52% for the fiscal year ended March 31, 2014, as compared to 58% for the fiscal year ended March 31, 2013 due to a reduction in license revenue, costs associated with the growth and maintenance of our global installed base, as well as a reduction in the product mix of lower cost recycled eyewear.
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
Operating expenses

	Years ended March 31
(in thousands)	2014	2013	Amount change	Percentage change
Research and development	$19,685	$19,454	$231	1%
Selling and marketing	27,137	25,266	1,871	7%
General and administrative	50,596	47,830	2,766	6%
Total operating expenses	$97,418	$92,550	$4,868	5%
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
Selling and marketing.    Our selling and marketing expenses increased primarily due to a $3.3 million increase in personnel costs and partially offset by a $1.5 million decrease in advertising expenses. The change in personnel costs includes a $1.2 million increase in salaries and benefits and a $1.8 million increase in severance as a result of the 2014 Cost Reduction Plan.
General and administrative.    Our general and administrative expenses increased primarily due to a $2.1 million increase in depreciation and amortization expense, a $0.8 million increase in bad debt expense, a $0.6 million increase in rent expenses and a $0.5 million increase in outside services and professional services fees. The increases were partially offset by a $0.3 million decrease in personnel costs. The decrease in personnel costs includes a decrease of $1.6 million in stock based compensation as a result of the 2014 Cost Reduction Plan, partially offset by an increase in salaries and benefits of $1.3 million. Sales and use tax and value added tax expense increased $0.5 million to $4.5 million for the fiscal year ended March 31, 2014 as compared to $4.0 million for the fiscal year ended March 31, 2013, primarily due to the increase in international revenue. Property tax decreased $1.7 million due to the release of accrued property tax for certain prior years that were not paid, but for which the statutes of limitations in various jurisdictions have expired.
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
Seasonality and quarterly performance
Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer period generally will tend to show stronger box office performance and higher revenue due to the summer movie-going season, when many of the largest grossing films in any given year are typically released. By comparison the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in this seasonal period. We expect to experience seasonal fluctuations in results of operations as a result of these trends. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of other factors in addition to these seasonal trends, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part I, Item 1A above under the caption "Risk factors".

Liquidity and capital resources
Since our inception and through March 31, 2015, we have financed our operations through the proceeds we received in connection with our IPO, the sale of redeemable convertible preferred stock, borrowings under our credit facilities with City National and through the net cash provided by operating activities. Our cash flow from operating activities has historically been significantly impacted by the contractual payment terms and patterns related to the license of our RealD Cinema Systems and use and sale of our RealD eyewear, as well as significant investments in research, development, selling and marketing activities and corporate infrastructure.
Cash provided by operating activities is expected to be a primary recurring source of funds in future periods and will be driven by our expected revenue generated from the 3D motion pictures shown on our RealD Cinema Systems and an increase in the number of RealD-enabled screens, partially offset by an increase in working capital requirements associated with installing new RealD Cinema Systems, logistics and recycling costs for our RealD eyewear. Depending on our operating performance in any given period and the installation rate of additional RealD Cinema Systems, including system upgrades and replacements, changes in product offerings and new technology, we expect to supplement our liquidity needs primarily with borrowings under our credit facility as described below.
2014 Credit Agreement

On June 26, 2014, we entered into the Amended and Restated Credit Agreement (the "2014 Credit Agreement") with City National Bank, as administrative agent and letter of credit issuer ("City National"), the other agents and lenders (the "Lenders") from time to time party thereto. The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, with City National and the agents and lenders from time to time party thereto, as amended on October 16, 2013 (as amended, the "2012 Credit Agreement").

Pursuant to the 2014 Credit Agreement, the Lenders thereunder made available to us:

•
a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the "Revolving Facility"), which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•	a delayed draw term loan facility in a maximum amount not to exceed $50 million (the "Term Loan Facility"), which matures on June 26, 2018.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the 2014 Credit Agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Additionally, we are charged a letter of credit fee of between 2.25% to 2.75%, depending on our leverage ratio, per year with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at March 31, 2015 and March 31, 2014.

Our obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by our subsidiaries, ColorLink Inc., a Delaware corporation, Stereographics Corporation, a California corporation, and RealD DDMG Acquisition, LLC, a Delaware limited liability company (collectively, the "Loan Parties"). Our obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

As of March 31, 2015, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility after taking into account our borrowings under the Term Loan Facility during the first quarter of fiscal year

2015 in the amount of $37.3 million. As a result, as of March 31, 2015, we had $62.7 million available for future draws under the 2014 Credit Agreement.

Under the 2014 Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 31, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the 2014 Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.
As of March 31, 2015, we had no borrowings outstanding under the Revolving Facility and $29.8 million outstanding under the Term Loan Facility, which is to be repaid in 12 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million of principal by June 26, 2018.
As of March 31, 2015, our primary sources of liquidity were our cash and cash equivalents of $60.3 million and funds available under our 2014 Credit Agreement of $62.7 million.
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
The following table sets forth our major sources and (uses) of cash for each period as set forth below:

	Years ended March 31
(in thousands)	2015	2014	2013
Operating activities	$51,847	$35,700	$79,697
Investing activities	(17,367)	(21,784)	(37,900)
Financing activities	$(4,645)	$(16,283)	$(35,786)
Cash flow from operating activities
The fiscal years ended March 31, 2015 and March 31, 2014 include payments discussed under the caption "Cost reduction plans".
Net cash inflows from operating activities during the fiscal year ended March 31, 2015 primarily resulted from net loss adjusted for non-cash items, decrease in accounts receivable and an increase in accrued expenses, partially offset by a decrease in accounts payable, a decrease in deferred revenue and an increase in other assets. The decrease in accounts receivable was related to an overall decrease in total revenue and the timing of customer collections. The decrease in accounts payable was due to decreased business activities, resulting in reduced amounts due to vendors and compensation payable to employees. The decrease in deferred revenue was due to depletion of existing fixed fee revenue contracts as we focus more on admission based revenue structure. The increase in accrued expenses and other assets were primarily due to accrual and capitalization of lease incentives, partially offset by decreased business activities.
Net cash inflows from operating activities during the fiscal year ended March 31, 2014 primarily resulted from net loss adjusted for non-cash items and decrease in inventories, partially offset by an increase in accounts receivable, a decrease in deferred revenue, a decrease in accounts payable and accrued expenses. The decrease in inventory was primarily due to the decreased volume of inventory purchases and usage of existing inventories. The decrease in deferred revenue was due to depletion of existing fixed fee revenue contracts as we focus more on admission based revenue structure. The increase in accounts receivable was related to the timing of customer collections. The decrease in accounts payable and accrued expenses were due to decreased business activities, resulting in reduced amounts due to vendors and compensation payable to employees.
Net cash inflows from operating activities during the fiscal year ended March 31, 2013 primarily resulted from net loss adjusted for non-cash items, a decrease in inventories and a decrease in accounts receivable, partially offset by cash used from a decrease in accrued expenses. The decrease in inventories was primarily due to the decreased volume of inventory purchases and usage of existing inventories. The decrease in accounts receivable was related to timing of customer collections. The decrease in accrued expenses was due to decreased business activities, resulting in reduced amounts due to vendors and compensation payable to employees.
Cash flow from investing activities
For fiscal years 2015, 2014 and 2013, cash outflows for investing activities was primarily related to the establishment of our initial infrastructure and for the purchase of component parts for our RealD Cinema Systems, digital projectors, and other property, equipment and leasehold improvements. Capital expenditures were $17.4 million for the fiscal year ended March 31, 2015, $22.3 million for the fiscal year ended March 31, 2014 and $34.3 million for the fiscal year ended March 31, 2013. In the future, we will continue to invest in our business to grow sales and develop new products and support the related increasing employee headcount. We expect capital expenditures to represent a decreasing percentage of net revenue in the future.
In the fiscal year ended March 31, 2013, we purchased a portfolio of 2D-to-3D conversion patents in the amount of $6.1 million and may consider future purchases of intangible assets, acquisitions or other investing activities.
In the fiscal year ended March 31, 2015, we received proceeds of $0.1 million as a result of sale of fixed assets and digital projectors to certain of our motion picture exhibitors and business partners. In the fiscal year ended March 31, 2014, we received proceeds of $0.6 million as a result of the sale of fixed assets and digital projectors to certain of our motion picture exhibitors. In the fiscal year ended March 31, 2013, we received proceeds of $2.5 million as a result of the sale of digital projectors to certain of our motion picture exhibitors.
Cash flow from financing activities
Net cash outflows from financing activities for the year ended March 31, 2015 primarily resulted from $43.7 million of repayments to the 2012 Credit Agreement, $1.2 million repayments on tax withholdings of the restricted stock units distributed and $0.9 million payments on debt issuance cost related to 2014 Credit Agreement, partially offset by $37.3 million of proceeds from the 2014 Credit Agreement and $3.9 million proceeds from issuance of stock option exercises and employee stock.
Net cash outflows from financing activities for the year ended March 31, 2014 primarily resulted from $48.8 million of repayments to the 2012 Credit Agreement and $7.5 million of stock repurchases, partially offset by $37.5 million of proceeds from the 2012 Credit Agreement and $2.5 million proceeds from issuance of stock option exercises and employee stock purchases.
Net cash outflows from financing activities for the year ended March 31, 2013 primarily resulted from $25.0 million of repayments on our prior revolving and term loan facility, $12.5 million of repayments on the 2012 Credit Agreement, $60.4 million in stock repurchases, $1.2 million in payments of debt issuance costs and $1.0 million in distributions to a noncontrolling interest. These outflows were partially offset by $60.0 million in proceeds from the 2012 Credit Agreement, $4.3 million proceeds from issuance of common stock from the exercise of stock options and our employee stock purchase plan.
Proceeds from employee stock option exercises and employee stock purchase plan were $3.9 million, $2.5 million and $4.3 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively. From time to time, we expect to receive cash from the exercise of employee stock options and warrants and our employee stock purchase plan of our common stock. Proceeds from the exercise of employee stock options and warrants outstanding and from purchases of stock under our employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.
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
Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $67.9 million inception to date. For the fiscal year ended March 31, 2015, we did not repurchase any common stocks. For the fiscal year ended March 31, 2014, we repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million. For the fiscal year ended March 31, 2013, we repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million.
See "Part I, Item 1A: "Risk factors—Risks related to owning our common stock—Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well".
Contractual obligations and commitments
The following table sets forth our contractual obligations and commitments as of March 31, 2015:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Secured credit facilities (1)	$29,840	$7,460	$14,920	$7,460	$—
Operating lease obligations (2)	31,403	4,313	8,095	8,285	10,710
Purchase obligations (3)	13,685	13,685	—	—	—
Total	$74,928	$25,458	$23,015	$15,745	$10,710
_______________________________________________________________________________

(1)	See Note 6, "Borrowings" to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Includes estimated interest payments related to the Credit Facility.

(2)	See Note 7, "Commitments and contingencies," to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(3)	Consists of contractual purchase obligations with certain of our vendors, including some revolving 90-day supply commitments.

Off-balance sheet arrangements
We had no off-balance sheet arrangements as of March 31, 2015. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.
Non-U.S. GAAP discussion
In addition to our U.S. GAAP results, we present Adjusted EBITDA and free cash flow as a supplemental measure of our performance. However, both Adjusted EBITDA and free cash flow are not recognized measurements under U.S. GAAP. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non-U.S. GAAP categories "restructuring charges, severance costs and reserves"and "non-recurring expenses". We do not consider the preceding adjustments to be indicative of our core operating performance. We define free cash flow as total cash provided (used) by operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations and our liquidity in that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and free cash flow should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items.

Adjusted EBITDA
Set forth below is a reconciliation of Adjusted EBITDA to net loss for the following periods indicated:

	Years ended March 31
(in thousands)	2015	2014	2013
Net loss	$(23,747)	$(11,210)	$(9,887)
Add (deduct):
Interest expense, net	1,634	2,255	1,483
Income tax expense	7,909	6,117	5,064
Depreciation and amortization	39,999	40,300	33,131
Other loss (1)	4,419	679	982
Share-based compensation expense (2)	14,898	17,741	18,474
Impairment of assets and intangibles (3)	5,023	4,522	8,679
Cost reduction plan (4)	1,373	4,718	—
Non-recurring expenses (5)	526	—	—
Adjusted EBITDA (6)	$52,034	$65,122	$57,926
_______________________________________________________________________________

(1)	Consists of gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)
Represents share-based compensation expense of nonstatutory and incentive stock options, restricted stock units and performance stock units, and employee stock purchase plan to employees, non-employees, officers and directors.

(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

(4)
Expenses under our Credit Agreement for the non-U.S. GAAP categories "restructuring charges, severance costs and reserves" and "non-recurring expenses" (also see the "Cost reduction plans" caption above).

(5)
Expenses under our Credit Agreement for the non-U.S. GAAP category "non-recurring costs and expenses". In fiscal year ended March 31, 2015, these expenses represent advisory fees related to our strategic alternatives process.

(6)
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
Free cash flow
The following table sets forth our major sources and (uses) of cash per U.S. GAAP for each period as set forth below:

	Years ended March 31
(in thousands)	2015	2014	2013
Operating activities	$51,847	$35,700	$79,697
Investing activities	(17,367)	(21,784)	(37,900)
Financing activities	$(4,645)	$(16,283)	$(35,786)
We define Non-U.S. GAAP free cash flow as total cash provided (used) by operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Set forth below is a reconciliation of free cash flow to cash provided (used) by operating activities, the comparable U.S. GAAP, for the following periods indicated:

	Years ended March 31
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$51,847	$35,700	$79,697
Purchases of property and equipment	(4,359)	(4,285)	(16,169)
Purchases of cinema systems and related components	(13,071)	(18,050)	(18,121)
Total free cash flow	$34,417	$13,365	$45,407
We present free cash flow because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by evaluating our liquidity and capital resources. In addition, we use free cash flow in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. However, free cash flow is not a recognized measurement under U.S. GAAP, should not be used in a manner that inappropriately implies that the measure represents the residual cash flow available for discretionary expenditures, and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP.
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

•
effects of allowances that are capitalized on the balance sheet and amortized to the applicable line item on the statement of operations as expense or contra revenue and earned customer incentives when customers do not timely report the activity that results in earned allowances and incentives;

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

Revenue recognition

We derive substantially all of our revenue from the license of RealD Cinema Systems and the product sale of RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) Topic 840, Leases, and ASC Topic 605, Revenue Recognition. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We record revenue net of estimated lease incentives and other allowances.

License revenue

License revenue, net of lease incentives and other allowances, is accounted for as an operating lease. License revenue is primarily derived under per-admission, percentage of box office, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated lease incentives, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have fulfilled our obligations specific to the contingent payment received. Certain of our license revenue from leasing RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record domestic licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We record our international licensing revenue based on actual amounts reported by motion picture exhibitors. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee’s recent payment history and evaluation of the respective customer’s credit-standing.

Product revenue

We recognize product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of our product revenue from the sale of RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. Our customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to our fiscal period end. Accordingly, we estimate and record such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made. Internationally, the motion picture exhibitors prepay for RealD eyewear, which is deferred upon receipt of cash and earned upon shipping and transfer of title of the products. There are not estimates made in relation to international sales.
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
Inventories and deferred costs eyewear
Domestically, we provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors' consumers. Internationally, the motion picture exhibitors prepay us for RealD eyewear ordered. Inventory shipped is recognized as cost of product revenue according to transfer of title. Globally, we may provide a limited amount of RealD eyewear to motion picture studios for marketing purposes. Inventory shipped is recognized as sales and marketing expense.
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

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606), effective for RealD starting April 1, 2017 (the first quarter of fiscal year 2018). Early application is not permitted. The new standard will be implemented retrospectively with us choosing to either restate prior periods or recognize the cumulative effect; we have not yet selected a transition method.

The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases. The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance. ASU 2014-09 also changes Topic 360 Property, Plant and Equipment, Topic 350 Intangibles-Goodwill and Other and certain other U.S. GAAP. We have not yet determined the effects of Topic 606 and other ASU 2014-09 revisions on our consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We adopted the provisions of ASU 2014-12 in the third quarter of fiscal year 2015. Our adoption is not expected to have any material impact on our consolidated financial statements. We already follow the accepted accounting within ASU 2014-12 for stock compensation terms within the scope of this clarifying guidance.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The objective of ASU 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test.The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for us beginning in fiscal 2017, we have not yet determined the effects of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU 2015-03, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for us beginning in fiscal 2017. We elected not to early adopt and are currently evaluating the impact that the adoption of ASU 2015-03 may have on our consolidated financial statements.
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
Our investments are considered cash equivalents and primarily consist of money market funds. At March 31, 2015, we had cash and cash equivalents of $60.3 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of March 31, 2015, we had $29.8 million in borrowings outstanding under the 2014 Credit Agreement which bear weighted average interest at approximately 2.44%.
Foreign currency risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenue has generally been denominated in U.S. dollars, and in recent years, a significant portion of our current revenue has been denominated in U.S. dollars, Euro and British pound sterling; however, we expect an increasing portion of our future revenue and operating expenses to be denominated in currencies other than the aforementioned currencies, primarily the Canadian dollar, Latin American currencies, Russian ruble, Japanese yen, Chinese yuan and Hong Kong dollar. Our operating expenses are generally denominated in the currencies of the countries where our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

As of March 31, 2015, we had outstanding forward contracts based on the Great Britain Pound and Euro with notional amounts totaling $2.9 million. We do not designate any of our forward contracts as hedges for accounting purposes. With regards to these contracts, a hypothetical 10.0% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on March 31, 2015 would result in a $0.3 million reduction in fair value of these forward contracts. This analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions and assets and liabilities that these foreign currency sensitive instruments were designed to offset.

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

Item 8.    Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of RealD Inc.
We have audited the accompanying consolidated balance sheets of RealD Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RealD Inc. at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealD Inc.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 11, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 11, 2015

RealD Inc.
Consolidated balance sheets
(in thousands, except per share data)

	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$60,333	$28,800
Accounts receivable, net	26,748	48,422
Inventories	8,305	9,109
Deferred costs—eyewear	80	149
Prepaid expenses and other current assets	4,770	5,197
Total current assets	100,236	91,677
Property and equipment, net	20,599	22,491
Cinema systems, net	82,243	106,735
Digital projectors, net-held for sale	—	57
Goodwill	10,657	10,657
Other intangibles, net	4,817	6,154
Deferred income taxes	2,461	4,571
Other assets	8,631	4,840
Total assets	$229,644	$247,182
Liabilities and equity
Current liabilities:
Accounts payable	$9,652	$12,470
Accrued expenses and other liabilities	26,640	21,896
Deferred revenue	5,009	8,143
Income taxes payable	1,619	1,790
Deferred income taxes	2,583	4,288
Current portion of Credit Agreement	7,460	12,500
Total current liabilities	52,963	61,087
Credit Agreement, net of current portion	22,380	23,750
Deferred revenue, net of current portion	3,931	6,465
Other long-term liabilities and customer deposits	4,027	5,046
Total liabilities	83,301	96,348
Commitments and contingencies
Equity
Common stock, $0.0001 par value, 200,000 shares authorized; 50,434 and 49,438 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	371,689	352,913
Accumulated deficit	(226,803)	(201,763)
Accumulated other comprehensive income	1,960	262
Total RealD Inc. stockholders' equity	146,846	151,412
Noncontrolling interest	(503)	(578)
Total equity	146,343	150,834
Total liabilities and equity	$229,644	$247,182
See accompanying notes to consolidated financial statements

RealD Inc.
Consolidated statements of operations
(in thousands, except per share data)

	Years ended March 31
	2015	2014	2013
Revenue:
License	$109,317	$132,512	$137,752
Product and other	54,146	66,722	77,800
Total revenue	163,463	199,234	215,552
Cost of revenue:
License	47,086	45,364	47,243
Product and other	35,599	58,611	78,117
Total cost of revenue	82,685	103,975	125,360
Gross profit	80,778	95,259	90,192
Operating expenses:
Research and development	19,474	19,685	19,454
Selling and marketing	21,719	27,137	25,266
General and administrative	49,370	50,596	47,830
Total operating expenses	90,563	97,418	92,550
Operating loss	(9,785)	(2,159)	(2,358)
Interest expense, net	(1,634)	(2,255)	(1,483)
Other loss	(4,419)	(679)	(982)
Loss before income taxes	(15,838)	(5,093)	(4,823)
Income tax expense	7,909	6,117	5,064
Net loss	(23,747)	(11,210)	(9,887)
Net (income) loss attributable to noncontrolling interest	(75)	(196)	197
Net loss attributable to RealD Inc. common stockholders	$(23,822)	$(11,406)	$(9,690)
Loss per common share:
Basic	$(0.48)	$(0.23)	$(0.19)
Diluted	$(0.48)	$(0.23)	$(0.19)
Shares used in computing earnings per common share:
Basic	50,042	49,504	52,345
Diluted	50,042	49,504	52,345
See accompanying notes to consolidated financial statements

RealD Inc.
Consolidated statements of comprehensive income (loss)
(in thousands, except per share data)

	Years ended March 31
	2015	2014	2013
Net loss	$(23,747)	$(11,210)	$(9,887)
Other Comprehensive income, net of reclassification adjustments and taxes:
Foreign currency translation gains	1,698	147	115
Other comprehensive income, net of tax	1,698	147	115
Comprehensive loss	$(22,049)	$(11,063)	$(9,772)

See accompanying notes to consolidated financial statements

RealD Inc.
Consolidated statements of changes in equity
(in thousands, except share data)

	Equity
	Common stock		Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
	Shares	Amount
Balance, March 23, 2012	54,561,178	$309,894	$—	$(112,711)	$423	$197,606
Share-based compensation	—	18,474	—	—	—	18,474
Exercise of stock options	543,797	3,516	—	—	—	3,516
Issuance of common stock in connection with restricted stock units	80,781	—	—	—	—	—
Purchase and distribution of stock under employee stock purchase plan	107,108	810	—	—	—	810
Repurchases of common stock	(5,927,729)	—	—	(60,445)	—	(60,445)
Other comprehensive loss, net of tax	—	—	115	—	—	115
Noncontrolling interest distribution	—	—	—	—	(1,000)	(1,000)
Net income	—	—	—	(9,690)	(197)	(9,887)
Balance, March 31, 2013	49,365,135	$332,694	$115	$(182,846)	$(774)	$149,189
Share-based compensation	—	17,741	—	—	—	17,741
Exercise of stock options	614,448	2,003	—	—	—	2,003
Issuance of common stock in connection with restricted stock units	50,058	—	—	—	—	—
Purchase and distribution of stock under employee stock purchase plan	79,856	475	—	—	—	475
Repurchases of common stock	(671,997)	—	—	(7,511)	—	(7,511)
Other comprehensive loss, net of tax	—	—	147	—	—	147
Net loss	—	—	—	(11,406)	196	(11,210)
Balance, March 31, 2014	49,437,500	$352,913	$262	$(201,763)	$(578)	$150,834
Share-based compensation	—	14,898	—	—	—	14,898
Exercise of stock options	779,361	3,587	—	—	—	3,587
Issuance of common stock in connection with restricted stock units	279,148	—	—	—	—	—
Repurchase of statutory withholdings of stock issued for restricted stock units	(98,710)	—	—	(1,218)	—	(1,218)
Purchase and distribution of stock under employee stock purchase plan	36,478	291	—	—	—	291
Comprehensive loss:
Other comprehensive loss, net of tax	—	—	1,698	—	—	1,698
Net loss	—	—	—	(23,822)	75	(23,747)
Balance, March 31, 2015	50,433,777	$371,689	$1,960	$(226,803)	$(503)	$146,343
See accompanying notes to consolidated financial statements

RealD Inc.
Consolidated statements of cash flows
(in thousands)

	Years ended March 31
	2015	2014	2013
Cash flows from operating activities
Net loss	$(23,747)	$(11,210)	$(9,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,999	40,300	33,131
Deferred income tax	405	(142)	(241)
Non-cash interest expense	119	529	483
Non-cash stock compensation	14,898	17,741	18,474
Non-cash bad debt expense	638	609	(209)
(Gain) Loss on disposal of property and equipment	(8)	307	44
Impairment of long-lived assets	5,023	4,522	8,679
Changes in operating assets and liabilities:
Accounts receivable	21,036	(3,559)	11,475
Inventories	804	6,321	25,147
Prepaid expenses and other current assets	689	(1,611)	(954)
Deferred costs—eyewear	69	389	394
Other assets	(3,015)	191	(590)
Accounts payable	(2,768)	(10,308)	125
Accrued expenses and other liabilities	4,744	(3,646)	(7,790)
Other long-term liabilities, customer deposits and virtual print fee liability	(1,019)	(610)	2,747
Income taxes receivable/payable	(433)	1,574	(518)
Deferred revenue	(5,587)	(5,697)	(813)
Net cash provided by operating activities	51,847	35,700	79,697
Cash flows from investing activities
Purchases of property and equipment	(4,359)	(4,285)	(16,169)
Purchases of cinema systems and related components	(13,071)	(18,050)	(18,121)
Purchases of intangible assets	—	—	(6,084)
Proceeds from sale of fixed assets	63	551	2,474
Net cash used in investing activities	(17,367)	(21,784)	(37,900)
Cash flows from financing activities
Noncontrolling interest distribution	—	—	(1,000)
Payments of debt issuance costs	(895)	—	(1,167)
Proceeds from credit facility	37,300	37,500	60,000
Repayments on credit facility	(43,710)	(48,750)	(37,500)
Proceeds from exercise of stock options	3,587	2,003	3,516
Proceeds from issuance of common stock pursuant to employee stock purchase plan	291	475	810
Repayments on tax withholding of restricted stock units	(1,218)	—	—
Purchases of treasury stock	—	(7,511)	(60,445)
Net cash used in financing activities	(4,645)	(16,283)	(35,786)
Effect of currency exchange rate changes on cash and cash equivalents	1,698	147	115
Net increase (decrease) in cash and cash equivalents	31,533	(2,220)	6,126
Cash and cash equivalents, beginning of year	28,800	31,020	24,894
Cash and cash equivalents, end of year	$60,333	$28,800	$31,020
Supplemental disclosures of cash flow information
Cash payments for income taxes	4,308	872	1,967
Cash payments for interest expense	$1,515	$1,726	$1,000
See accompanying notes to consolidated financial statements

RealD Inc.
Notes to consolidated financial statements
1. Business and basis of presentation
RealD Inc., including its subsidiaries ("RealD"), is a leading global licensor of 3D and other visual technologies.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of RealD, its wholly owned subsidiaries and its majority owned subsidiaries. The Company does not have any interests in variable interest entities. For consolidated subsidiaries that are not wholly owned but are majority owned, the subsidiaries' assets, liabilities, and operating results are included in their entirety in the accompanying consolidated financial statements. The noncontrolling interests in those assets, liabilities, and operations are reflected as non-controlling interests in the consolidated balance sheets under equity and consolidated statements of operations.
All significant intercompany balances and transactions have been eliminated in consolidation.
2. Summary of significant accounting policies
Accounting period
On November 14, 2012, RealD's Board of Directors approved a change in our accounting periods from the previous configuration of four 13-week periods for a total of 52 weeks to a calendar month end and calendar quarter end accounting period. This change in accounting period commenced in the third quarter ended December 31, 2012 of fiscal year 2013. As a result, the years ended March 31, 2015 and 2014 are eight days shorter (2.1%) than the year ended March 31, 2013.
Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and applicable disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	licensing revenue terms applied to the timing and number of motion picture exhibitor consumer admissions;

•	domestic eyewear product revenue terms applied to when the usage occurs and the amount of usage;

•
effects of allowances that are capitalized on the balance sheet and amortized to the applicable line item on the statement of operations as expense or contra revenue and earned customer incentives when customers do not timely report the activity that results in earned allowances and incentives;

•	customer contract terms on revenue and balance sheet items;

•	impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•	useful lives of intangible assets and tangible assets;

•	timing and amount recognized for performance-based compensation, including bonus, executive salary and executive restricted share units, based on projections of Company performance achievement;

•	the impact of potential future tax consequences of events that have been recognized in the Company’s financial statements;

•	valuation of accruals and allowances;

•	contingency assessments; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

RealD Inc.
Notes to consolidated financial statements (Continued)

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
The calculation of the basic and diluted loss per share of common stock for the years ended March 31, 2015, March 31, 2014 and March 31, 2013 was as follows:

	Years ended March 31
(in thousands, except per share data)	2015	2014	2013
Numerator:
Net loss	$(23,747)	$(11,210)	$(9,887)
Net (income) loss attributable to noncontrolling interest	(75)	(196)	197
Net loss attributable to RealD Inc. common stockholders	$(23,822)	$(11,406)	$(9,690)
Denominator:
Weighted-average common shares outstanding (basic)	50,042	49,504	52,345
Effect of dilutive securities	—	—	—
Weighted-average common shares outstanding (diluted)	50,042	49,504	52,345
Loss per common share:
Basic	$(0.48)	$(0.23)	$(0.19)
Diluted	$(0.48)	$(0.23)	$(0.19)
Due to the loss attributable to RealD Inc. common stockholders in the years ended March 31, 2015, March 31, 2014 and March 31, 2013, basic loss per common share and diluted loss per common share are the same as the effect of potentially dilutive securities would be anti-dilutive.
The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per common share for the years ended March 31, 2015, March 31, 2014 and March 31, 2013 was as follows:

	Years ended March 31
(in thousands)	2015	2014	2013
Options and warrants to purchase common stock	9,632	9,299	8,441
Total	9,632	9,299	8,441
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

RealD Inc.
Notes to consolidated financial statements (Continued)

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivatives. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value based on borrowing rates currently available to the Company. The carrying amount of the Company's derivative instruments is recorded at fair value and is determined based on observable inputs that are corroborated by market data (Level 2).
As of March 31, 2015 and March 31, 2014, the fair values of our derivative instruments that were carried at fair value on a recurring basis were not significant.
Derivative instruments
The Company's derivative instruments are recorded at fair value in other current assets or other current liabilities, respectively, in the consolidated balance sheets. Changes in fair value are reported as a component of other income or loss on our consolidated statements of operations. For all periods presented, none of our derivative instruments were designated as hedging instruments. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.
The Company purchases foreign currency forward contracts, generally with maturities of six months or less, to reduce the volatility of cash flows primarily related to forecasted payments and expenses denominated in certain foreign currencies. As of March 31, 2015, RealD had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $2.9 million. As of March 31, 2014, the Company had outstanding forward contracts based in British pound sterling and Euro with notional amounts totaling $0.4 million. As of March 31, 2015, the carrying amount of the Company's foreign currency forward contracts was $0.4 million. As of March 31, 2014, the carrying amount of the Company's foreign currency forward contracts was insignificant. Foreign currency forward contracts were classified as Level 2 fair value instruments, which was determined based on observable inputs that were corroborated by market data both as of March 31, 2015 and March 31, 2014. The net realized and unrealized gains and losses related to forward contracts were $0.5 million, $0.6 million and $0.9 million for fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
Marketable securities
RealD classifies unrealized gains and losses on marketable securities reported as a component of accumulated other comprehensive income. As of March 31, 2015, March 31, 2014 and March 31, 2013, the Company had no marketable securities.
The objectives of RealD's investment policy are to preserve capital, provide sufficient liquidity to satisfy operating and investment purposes, and capture a market rate of return based on the Company's investment policy parameters and market conditions. The Company's investment policy limits investments to certain types of debt and money market instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
Cash equivalents
The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.
Accounts receivable, net
Accounts receivable, net, consists of trade receivables, value-added tax ("VAT") receivables, other receivables and allowance for doubtful accounts and customer credits. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The allowance for doubtful accounts and customer credits totaled $5.9 million and $4.1 million as of March 31, 2015 and March 31, 2014, respectively.

RealD Inc.
Notes to consolidated financial statements (Continued)

Inventories and deferred costs-eyewear
Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of March 31, 2015 and March 31, 2014, the inventory reserve as a result of our net realizable value analyses was $0.1 million and $0.6 million, respectively.
Domestically, the Company provides RealD eyewear free of charge to motion picture exhibitors and then receives a fee from the motion picture studios for the usage of RealD eyewear by the motion picture exhibitors’ consumers. Eyewear shipped from inventory is deferred on the shipment date and then amortized to cost of product revenue according to assumptions related to eyewear usage by consumers. Internationally, the motion picture exhibitors prepays the Company for RealD eyewear ordered. Inventory shipped is recognized to cost of product revenue according to transfer of title. Globally, the Company may provide limited amount of RealD eyewear to motion picture studios for marketing purposes. Inventory shipped is recognized to sales and marketing expense.
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
Digital projectors—held for sale (digital projectors) also include digital servers, lenses and accessories. Upon installation at the customer location, the Compnay retains title to the RealD Cinema Systems which are held and used by its customers. The digital projectors are held for sale at either a specified date or upon occurrence of certain contingent events. Depreciation for RealD Cinema Systems and digital projectors is included in cost of revenue.
Major enhancements and improvements are capitalized. Maintenance and repairs for cinema systems and digital projectors are charged to expense as incurred. Maintenance and repairs expense totaled $0.3 million, $0.5 million and $0.9 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
Other intangibles, net
Other intangibles, net, are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 4.5 years) using the straight-line method.
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
During the year ended March 31, 2015, the impairment charged to cost of revenue for all impaired RealD Cinema Systems totaled $5.0 million.

RealD Inc.
Notes to consolidated financial statements (Continued)

During the year ended March 31, 2014, the impairment charged to cost of revenue for all impaired RealD Cinema Systems totaled $4.5 million.
During the year ended March 31, 2013, the Company determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million were not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems. The impairment charged during the year ended March 31, 2013 for all impaired RealD Cinema Systems charged to cost of revenue was $8.0 million of the total $8.7 million impairment expense.
Goodwill
Goodwill is deemed to have an indefinite useful life and therefore is not amortized. The Company evaluates its goodwill for impairment using a two-step process that is performed at least annually during our fourth fiscal quarter, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment loss is recognized for the difference. The Company currently has one reporting unit in which goodwill resides and the reporting unit did not fail step one.
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

License revenue

License revenue, net of lease incentives and other allowances, is accounted for as an operating lease. License revenue is primarily derived under per-admission, percentage of box office, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated lease incentives, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside the Company’s control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and the Company has no more obligations to our customers specific to the contingent payment received. Certain of the Company’s license revenue from leasing RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. The Company’s licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to the Company’s fiscal period end. The Company estimates and records domestic licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. The Company records its international licensing revenue based on actual amounts reported by motion picture exhibitors. The Company determines that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. The Company determines collectability based on an evaluation of the licensee’s recent payment history and evaluation of the respective customer’s credit-standing.

Product revenue

The Company recognizes product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of the Company’s product revenue from the sale of RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. The Company’s customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received

RealD Inc.
Notes to consolidated financial statements (Continued)

subsequent to the Company’s fiscal period end. Accordingly, the Company estimates and records such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made. Internationally, the motion picture exhibitors prepays for the RealD eyewear, which is deferred upon receipt of cash and earned upon shipping and transfer of title of the products. There are not estimates made in relation to international sales.
Cost of revenue
Cost of revenue principally consists of depreciation expense of RealD Cinema Systems deployed at a motion picture exhibitor's premises, digital projector depreciation expenses, impairment of goodwill and intangible assets, losses on assets of non-cancelable commitments, RealD eyewear costs (including shipping, handling and recycling costs), field service and support costs, occupancy costs and gain and loss from sale of production assets. Additionally, RealD provides certain cinema equipment to customers as lease incentives, which depreciated over life of the asset.
Shipping and handling costs
Amounts billed to customers for shipping and handling costs are included in revenue. Shipping and handling costs that we incur consist primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $4.0 million, $6.6 million and $7.9 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
Research and development costs
Research and development (R&D) costs are expensed as incurred. Major components of R&D expense include salaries and benefits, depreciation for R&D assets, materials and supplies inclusive of prototypes, non-recurring engineering, payments to third parties for R&D, facilities and equipment that can only be used for a particular project and overhead allocations of various administrative and facilities costs related to R&D.
Selling and marketing costs
Selling and marketing costs are primarily comprised of personnel costs related to our selling and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.
Advertising costs are expensed as incurred. Advertising expenses were approximately $2.9 million, $2.7 million and $3.7 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
General and administrative costs
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, public company costs, bad debt expenses and gain and loss from disposition of assets. Additionally, general and administrative costs include sales, use, goods and services tax and value added tax (collectively, the "transaction taxes") as well as property taxes. For our U.S. and some of our international cinema license and product revenue, we absorb the majority of the transaction taxes.
Share-based compensation
RealD accounts for share-based awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in its consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation—Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent the Company's best estimates. The Company's estimates of the fair values of share-based awards granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, modifications, estimates of forfeitures, and the related income tax impact. If any of the assumptions used in the Company's valuation models significantly change, share-based compensation for future awards may differ materially from the awards granted previously. See Note 9, Share-based compensation.

RealD Inc.
Notes to consolidated financial statements (Continued)

Foreign currency
Local currency transactions of the Company's foreign operations that have the U.S. dollar as their functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in other income (loss) in the Company's statements of operations.
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
Net income and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency and the net realized and unrealized gains and losses related to forward contracts totaled $0.5 million, $0.6 million and $0.9 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively, and are included in other income (loss).
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
Accruals for uncertain tax positions are provided for in accordance with the authoritative guidance for accounting for uncertainty in income taxes (ASC 740). The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance for accounting for uncertainty in income taxes also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.
Employee benefit plans
RealD has a voluntary 401(k) saving plans in which most U.S. employees are eligible to participate. Eligible employees may make contributions not to exceed the maximum statutory contribution amounts. The Company may match a percentage of each employee's contributions consistent with the provisions of the plan for which they are eligible. All employee and employer contributions fully vest immediately. The Company's contributions to these plans totaled $0.4 million, $0.6 million and $0.6 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
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

RealD Inc.
Notes to consolidated financial statements (Continued)

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted the provisions of ASU 2014-12 in the third quarter of fiscal year 2015. The Company’s adoption is not expected to have any material impact on its consolidated financial statements. The Company already follows the accepted accounting within ASU 2014-12 for stock compensation terms within the scope of this clarifying guidance.

In February 2015,the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The objective of ASU 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test.The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for the Company beginning in fiscal 2017, the Company has not yet determined the effects of ASU 2015-02 on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU 2015-03, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for the Company beginning in fiscal 2017. The Company elected not to early adopt and is currently evaluating the impact that the adoption of ASU 2015-03 may have on its consolidated financial statements.

3. Cinema Systems and Property & Equipment
Property and equipment, RealD Cinema Systems and digital projectors consist of the following:

(in thousands)	March 31, 2015	March 31, 2014
RealD Cinema Systems	$208,056	$205,416
Digital projectors—held for sale	—	216
Leasehold improvements	16,974	16,935
Machinery and equipment	5,791	4,753
Furniture and fixtures	1,238	1,272
Computer equipment and software	10,581	9,197
Construction in process	565	1,554
Total	$243,205	$239,343
Less accumulated depreciation	(140,363)	(110,060)
Property and equipment, RealD Cinema Systems and digital projectors, net	$102,842	$129,283
Depreciation expense amounted to $38.6 million, $39.0 million and $32.7 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.

RealD Inc.
Notes to consolidated financial statements (Continued)

During the year ended March 31, 2015, the Company received $0.1 million in cash from motion picture exhibitor customers for the sale of digital projectors.
During the year ended March 31, 2014, the Company received $0.3 million in cash from motion picture exhibitor customers for the sale of digital projectors.
During the year ended March 31, 2013, the Company received $2.5 million in cash from motion picture exhibitor customers for the sale of digital projectors.
During the year ended March 31, 2013, the Company determined that a non-cancelable purchase commitment for certain cinema systems configurations in the aggregate amount of $3.5 million was not fully recoverable, primarily due to the initial investment costs which are expected to exceed the anticipated future cash flows for the related cinema systems.
For the years ended March 31, 2015, March 31, 2014 and March 31, 2013, impairment expense charged to cost of revenue totaled $5.0 million, $4.5 million and $8.7 million, respectively.
4. Goodwill and other intangibles, net
Goodwill and other intangibles, net, consist of the following at:

	March 31, 2015		March 31, 2014
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$9,324	$4,507	$9,324	$3,170
Goodwill	10,657	—	10,657	—
Total	$19,981	$4,507	$19,981	$3,170
Amortization expense amounted to $1.4 million, $1.3 million and $0.4 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
In the fiscal year ended March 31, 2013, the Company purchased a portfolio of 2D-to-3D conversion patents in the amount of $6.1 million and may consider future purchases of intangible assets, acquisitions or other investing activities.
At March 31, 2015, the remaining amortization expense is estimated to be as follows (in thousands):

Fiscal year 2016	$1,303
Fiscal year 2017	1,300
Fiscal year 2018	1,287
Fiscal year 2019	306
Fiscal year 2020	129
Thereafter	492
Total	$4,817
Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 4.5 years) using the straight-line method.

RealD Inc.
Notes to consolidated financial statements (Continued)

5. Accrued expenses and other liabilities
Accrued expenses and other liabilities consist of the following at:

(in thousands)	March 31, 2015	March 31, 2014
Payroll and compensation	$8,673	$5,070
Sales, use taxes and other taxes	6,317	6,582
Professional fees	3,206	1,484
RealD Cinema system contractual obligations	5,154	4,134
Other	3,290	4,626
Total	$26,640	$21,896
For its U.S. and some of the international cinema license and product revenues, the Company absorbs the majority of the sales and use taxes and value added taxes and does not pass such costs on to its customers.
Cost reduction plans
Over the past few quarters, the Company announced plans to reduce the overall costs of its global operations (the "Cost Reduction Plans"). The Cost Reduction Plans were primarily a response to the anticipated impact on the Company’s financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that the Company’s 3D cinema business is maturing in many markets like the United States in which the Company expected equipment installations to continue to slow. As part of the Cost Reduction Plans, the Company reduced its staff, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. The Company further focused the expansion of its global cinema platform on emerging growth markets and higher performing motion picture exhibitors.
The Company accounts for the Cost Reduction Plans in accordance with the Accounting Standards Codification, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans' workforce reduction and commencement of the relocation of manufacturing, the Company incurred termination and other charges totaling approximately $4.7 million for the fiscal year ended March 31, 2014. Charges of $1.4 million have been incurred for the fiscal year ended March 31, 2015, including $0.3 million for the accrual of losses on a lease for manufacturing facilities that will no longer be used in the Company’s operations. Therefore, the total charges were $6.1 million through March 31, 2015. The following tables summarizes the charges resulting from implementation of the Cost Reduction Plans for the fiscal year ended March 31, 2015 and March 31, 2014:

	Years ended March 31
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$242	$601	$843	$835	$13	$848
Research and development	240	—	240	757	—	757
Selling and marketing	97	—	97	1,830	—	1,830
General and administrative	192	—	192	1,206	77	1,283
Total	$771	$601	$1,372	$4,628	$90	$4,718

RealD Inc.
Notes to consolidated financial statements (Continued)

The following table summarizes the actual and estimated activity resulting from implementation of the cost reduction plan with accrued expenses and other liabilities:

	Cost reduction plan liabilities
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2013	$—	$—	$—
Charges	4,628	90	4,718
(Payments)	(3,212)	(90)	(3,302)
Cost reduction plan liabilities as of March 31, 2014	$1,416	$—	$1,416
Charges	771	601	1,372
(Payments)	(938)	(336)	(1,274)
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514

Additionally, the Company leases office space for its headquarters that includes approximately $5.6 million in leasehold improvements and other items classified as fixed assets (see Note 3 "Cinema Systems and Property & Equipment"). If the Company relocated the office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.
6. Borrowings
2014 Credit Agreement
On June 26, 2014, RealD entered into the Amended and Restated Credit Agreement (the "2014 Credit Agreement"), by and among the Company, as borrower, City National Bank, as administrative agent and letter of credit issuer ("City National"), the other agents from time to time party thereto and the lenders from time to time party thereto (the "Lenders"). The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among the Company, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013 (the "2012 Credit Agreement").

Pursuant to the 2014 Credit Agreement, the Lenders thereunder made available to RealD:

•
a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the "Revolving Facility"), which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million (the "Term Loan Facility"), which matures on June 26, 2018. During the first quarter of fiscal year 2015, the Company borrowed $37.3 million under the Term Loan Facility, resulting in $12.7 million being available for future draws through June 26, 2015.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. As of March 31, 2015, unamortized debt issuance costs totaled $0.9 million. All these issuance costs are being amortized over the contractual life of the Revolving Facility and recorded as interest expense.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by the Company’s subsidiaries, ColorLink Inc., a Delaware corporation ("ColorLink"), Stereographics Corporation, a California corporation ("Stereographics"), and RealD DDMG Acquisition, LLC, a Delaware limited liability company (together with the Company, ColorLink and Stereographics, the "Loan Parties"). The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

RealD Inc.
Notes to consolidated financial statements (Continued)

As of March 31, 2015, $50 million was available under the Revolving Facility and $12.7 million was available under the Term Loan Facility after taking into account our borrowings under the Term Loan Facility during the first quarter of fiscal year 2015 in the amount of $37.3 million. As a result, as of March 31, 2015, we had $62.7 million available for future draws under the 2014 Credit Agreement.
As of March 31, 2015, there was no balance outstanding under the Revolving Facility. The term loan outstanding balance of $29.8 million at March 31, 2015 is to be repaid in 12 quarterly installments of $1.9 million through March 31, 2018 and the remaining $7.5 million principal on June 26, 2018. The current and non-current portions of the Credit Agreement due as of March 31, 2015 and March 31, 2014, which include both the 2012 Credit Agreement and 2014 Credit Agreement in the table below,were as follows:

	March 31, 2015	March 31, 2014
(in thousands)
Current portion of Credit Agreement	$7,460	$12,500
Credit Agreement, net of current portion	22,380	23,750
Total Credit Agreement	$29,840	$36,250
At March 31, 2015, our future minimum Credit Agreement obligations were as follows:

Fiscal year 2016	$7,460
Fiscal year 2017	7,460
Fiscal year 2018	7,460
Fiscal year 2019	7,460
Total	$29,840
Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell our assets other than in the ordinary course of business. We are also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 31, 2015, we were in compliance with all financial covenants in our Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in our Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.
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
As of March 31, 2015, there were $29.8 million in borrowings outstanding in the 2014 Credit Agreement, borrowings outstanding under the 2014 Credit Agreement bore weighted average interest at 2.44%. As of March 31, 2014, there were $36.3 million in borrowings outstanding under the 2012 Credit Agreement. As of March 31, 2014, borrowings outstanding under the 2012 Credit Agreement bore interest at 2.88%. As of March 31, 2013, there were $47.5 million borrowings outstanding under the 2012 Credit Agreement. As of March 31, 2013, borrowings outstanding under the 2012 Credit Agreement bore interest at 3.03%. Interest expense related to our borrowings under our credit and security agreement was $1.6 million, $1.8 million and $1.1 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.

RealD Inc.
Notes to consolidated financial statements (Continued)

7. Commitments and contingencies
Lease obligations
The Company leases certain office, production and research and development space under non-cancelable operating leases that expire at various dates. Certain operating leases provide the Company with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation.
At March 31, 2015, the Company's future minimum lease obligations were as follows (in thousands):

Fiscal year 2016	$4,313
Fiscal year 2017	4,019
Fiscal year 2018	4,076
Fiscal year 2019	4,082
Fiscal year 2020	4,203
Thereafter	10,710
Total	$31,403
Rent expense was $6.8 million, $6.6 million and $5.2 million for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
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
The Company has entered into contracts with certain of our vendors. Future obligations under such contracts totaled $13.7 million at March 31, 2015 and include revolving 90-day supply commitments and other professional service commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20.0% of the unused contract.
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

RealD Inc.
Notes to consolidated financial statements (Continued)

8. Equity
Common stock
At March 31, 2015, the Company reserved the following shares of common stock for future issuances in connection with:

(in thousands)
Restricted stock units	1,524
Performance stock options	236
Performance stock units	1,029
Stock option plan:
Outstanding	6,804
Reserved for future issuance	5,965
Total	15,558
Stock repurchase program
On April 20, 2012, the Company announced that its board of directors had approved an authorization to repurchase up to $50.0 million of RealD common stock. On December 14, 2012, the Company's board of directors approved a $25 million increase in its stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any potential repurchases will depend on factors such as the Company's stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.
Pursuant to RealD's stock repurchase plan authorized by its board of directors, the Company have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $67.9 million inception to date. For the fiscal year ended March 31, 2015, the Company did not make any repurchases. For the fiscal year ended March 31, 2014, the Company repurchased a total of 671,997 shares of common stock at an average price per share of $11.18, including sales commissions, for an aggregate cost of $7.5 million. For the fiscal year ended March 31, 2013, the Company repurchased a total of 5,927,729 shares of common stock at an average price per share of $10.20, including sales commissions, for an aggregate cost of $60.4 million.
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
In April 2010, the Company's board of directors unanimously adopted the RealD Inc. 2010 Stock Incentive Plan (the "2010 Stock Plan"), and in June 2010, the Company's stockholders approved the 2010 Stock Plan. The board of directors intends for the 2010 Stock Plan to replace our 2004 Amended and Restated Stock Incentive Plan, (the "2004 Plan"), such that, effective with our IPO, the Company will no longer make any new grants under the 2004 Plan. Instead, the board of directors or the Company's compensation committee will issue equity compensation awards under the 2010 Stock Plan. The stock plan provides for the granting of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock awards and performance stock units to employees, officers, directors, non-employee directors and consultants. Additionally, in June 2011

RealD Inc.
Notes to consolidated financial statements (Continued)

the Company's board of directors approved the RealD Inc. 2011 Employee Stock Purchase Plan (the "ESPP Plan") and in July 2011, the Company's stockholders approved the ESPP Plan. Stock-based compensation expense related to the ESPP Plan for the year ended March 31, 2015 was $0.1 million.
The following table reflects the components of share-based compensation expense recognized in the Company's consolidated statements of operations for the years ended March 31, 2015, March 31, 2014 and March 31, 2013:

	Years ended March 31
(in thousands)	2015	2014	2013
Cost of revenue	$1,212	$865	$807
Research and development	3,227	2,708	2,185
Selling and marketing	3,017	5,543	5,258
General and administrative	7,442	8,625	10,224
Total	$14,898	$17,741	$18,474
Stock options
Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. Share-based compensation expense related to stock options was $7.2 million, $13.8 million and $14.2 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
A summary of the Company's stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at March 31, 2014	7,811	$13.11
Granted	602	11.25
Exercised	(779)	4.58
Forfeited or expired	(830)	15.08
Outstanding at March 31, 2015	6,804	$13.68	5.6	$14,309
Exercisable at March 31, 2015	5,689	$13.97	5.1	$11,486
Vested or expected to vest	6,694	$13.76	5.6	$13,083
The total intrinsic value of options exercised was $6.4 million, $4.9 million and $2.6 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
Awards that are vested or expected to vest take into consideration estimated forfeitures for awards not yet vested.
The weighted-average grant date fair values were determined using the Black- Scholes option-pricing model with the following weighted-average assumptions:

	Years ended March 31
	2015	2014	2013
Fair value of stock options granted	$5.90	$7.20	$6.20
Expected volatility	55%	60%	60%
Expected term (years)	6.0	6.0	6.0
Risk-free rate	1.2%	1.4%	1.0%
Expected dividends	—	—	—

RealD Inc.
Notes to consolidated financial statements (Continued)

For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, the Company applies a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company uses the contractual term when valuing awards to consultants. For fiscal year ended March 31, 2015, the Company uses the annual volatility of its daily closing price for expected volatility. For fiscal years ended March 31, 2014 and March 31, 2013, the Company used the average volatility of similar, publicly traded companies as an estimate for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted. The Company's expected dividend yield is zero.
As of March 31, 2015, there was $7.0 million of total unrecognized compensation costs related to stock option compensation arrangements granted which is expected to be recognized over the remaining weighted-average period of 2.14 years.
Performance stock options
Certain of the Company’s management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with the Company. The performance goals for the performance stock options are based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, the Company’s Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the years ended March 31, 2015, March 31, 2014 and March 31, 2013, share-based compensation expense related to performance stock options was $0.7 million, $0.5 million and $1.9 million, respectively.
The Monte Carlo Simulation valuation model uses terms based on the length of the performance period and compound annual growth rate goals for total stockholder return based on the provisions of the award. For purposes of determining the expected term and in the absence of historical data relating to stock option exercises, the Company applies a simplified approach: the expected term of awards granted is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company uses the average volatility of a peer group of companies as an estimate for expected volatility. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted.
A summary of the Company's performance stock option activity is as follows:

(in thousands, except exercise price data and contractual term data)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)
Outstanding at March 31, 2014	686	$14.98	7.3
Granted	—	—	0
Exercised	—	—	0
Forfeited or expired	—	—	0
Outstanding at March 31, 2015	686	$14.98	6.3

RealD Inc.
Notes to consolidated financial statements (Continued)

Performance stock units
Certain of the Company’s management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the year ended March 31, 2015, share-based compensation expense related to performance stock units was $1.5 million. For year ended March 31, 2014, share-based compensation expense related to performance stock units was $3.3 million. For the year ended March 31, 2013, there was no share-based compensation expense related to performance stock units.

(in thousands, except exercise price data and contractual term data)	Units	Weighted- average grant date fair value
Nonvested at March 31, 2014	668	$14.96
Granted	652	11.46
Vested	(129)	11.46
Forfeited or cancelled	(741)	14.15
Nonvested at March 31, 2015	450	$12.23
Restricted stock units
Certain of the Company’s employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient's continued service with the Company. For the year ended March 31, 2015, the Company granted 1.3 million restricted stock units at a weighted average grant date fair value of $11.27 per restricted stock unit. For the year ended March 31, 2014, the Company granted 0.6 million restricted stock units at a weighted average grant date fair value of $12.29 per restricted stock unit. For the years ended March 31, 2015 and March 31, 2014, respectively, share- based compensation expense related to restricted stock units was $5.3 million and $3.3 million, respectively.
The following summarizes select information regarding the Company's restricted stock units during the year ended March 31, 2015:

(in thousands, except grant date fair value data)	Units	Weighted- average grant date fair value
Nonvested at March 31, 2014	479	$13.13
Granted	1,303	11.27
Vested	(327)	12.16
Forfeited or cancelled	(215)	11.61
Nonvested at March 31, 2015	1,240	$11.69
As of March 31, 2015, there was $14.5 million of total unrecognized compensation costs related to restricted stock units granted which is expected to be recognized over the remaining weighted-average period of 3.1 years.
The total fair values of restricted stock units that vested was $4.0 million, $2.5 million and $2.2 million for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.

RealD Inc.
Notes to consolidated financial statements (Continued)

10. Income taxes
The income tax provision from continuing operations for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013 consists of the following:

	Years ended March 31
(in thousands)	2015	2014	2013
Current income tax provision:
Federal	$—	$—	$—
State	47	132	103
Foreign	7,458	6,128	5,202
	7,505	6,260	5,305
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	404	(143)	(241)
Total income tax provision from continuing operations	$7,909	$6,117	$5,064

Income (loss) from continuing operations before income taxes consisted of the following:

	Years ended March 31
(in thousands)	2015	2014	2013
United States	$(23,020)	$(11,224)	$(6,963)
Foreign	7,182	6,131	2,140
Total	$(15,838)	$(5,093)	$(4,823)

RealD Inc.
Notes to consolidated financial statements (Continued)

Significant components of the Company's deferred tax balances are as follows:

(in thousands)	March 31, 2015	March 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$28,180	$24,971
Deferred revenues	1,288	2,708
Accruals, reserves and allowances	6,828	7,698
Stock compensation	16,936	15,796
Foreign tax credit carryovers	18,781	15,181
Partnership interest	6	44
Other	1,353	1,445
Total deferred tax assets	$73,372	$67,843
Deferred tax liabilities
Fixed assets	$(12,876)	$(15,020)
Intangible assets	(150)	(118)
Unbilled receivables	(3,230)	(5,821)
Other	(565)	(426)
Total deferred tax liabilities	$(16,821)	$(21,385)
Valuation allowance	$(56,673)	$(46,175)
Net deferred tax assets (liabilities)	$(122)	$283

Due to the uncertainties surrounding the timing and realization of the benefits from our tax attributes in future tax returns, the Company has placed a valuation allowance against primarily all of our otherwise recognizable net deferred tax assets as of March 31, 2015 and March 31, 2014. As a result, the Company increased its valuation allowance through the operating statement as follows:

	Years ended March 31
(in thousands)	2015	2014
Through continuing operation	$10,498	$7,091
Increase in valuation allowance	$10,498	$7,091

RealD Inc.
Notes to consolidated financial statements (Continued)

The income tax provision from continuing operations differs from the amount computed by applying the U.S. statutory federal income tax rate of 34% to the pretax income (loss) as a result of the following differences:

	Years ended March 31
	2015	2014	2013
Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.7%	(1.4)%	(7.7)%
Foreign tax rate differential	4.5%	8.6%	2.9%
LLC income minority interest not taxed	0.2%	1.4%	(1.3)%
Revaluation of deferred taxes due to changes in effective income tax rates	(0.6)%	(0.8)%	3.8%
Foreign withholding taxes (credits)	—%	(0.9)%	—%
Permanent differences and other	(17.8)%	15.2%	3.7%
Stock compensation	(4.5)%	(37.0)%	(34.9)%
Change in valuation allowance	(68.4)%	(139.0)%	(105.5)%
Total tax benefit	(49.9)%	(119.9)%	(105.0)%

As of March 31, 2015, the Company had net operating loss carryforwards of approximately $133.7 million for federal and $70.1 million for state purposes. Federal and state net operating loss carryforwards begin to expire in year 2027 and 2016, respectively. As of March 31, 2015, the Company had foreign tax credit carryforwards of approximately $18.8 million for federal income tax purposes that begin to expire in the year 2019.
The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers ("NOLs") if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. To the extent the Company's use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), its income could be subject to U.S. corporate income tax earlier than it would if it was able to use net operating loss carryforwards, which would result in lower profits. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.
The Company recognizes excess tax benefits associated with share-based compensation and motion picture exhibitor options to stockholders' equity only when realized. As of March 31, 2015, the Company has approximately $23.0 million of unrealized excess tax benefits associated with share-based compensation and exhibitor options. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.
The Company adopted accounting for uncertain tax positions pursuant to ASC 740, Income Taxes. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of March 31, 2014	$346
Increases related to prior year tax positions	—
Increase related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Settlements	—
Balance as of March 31, 2015	$346

RealD Inc.
Notes to consolidated financial statements (Continued)

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
The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2015, amounts for accrued interest and penalties associated with uncertain tax positions were not significant.
On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. The tangible property regulations required the Company to make additional tax accounting method changes for its tax return year ended March 31, 2015. The impact of these changes was not material to its consolidated financial statements.
As of March 31, 2015, unremitted earnings of the subsidiary outside of the United States were approximately $38.5 million, on which no United States taxes had been provided. The Company's current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
11. Related-party transactions
On May 19, 2011, the Company entered into a separation agreement and general release of claims with Joshua Greer, a former director and executive officer of the Company. Pursuant to the terms of the separation agreement, Mr. Greer received the following benefits: (i) cash severance of $450,000 paid in 10 equal installments, with the first such installment paid on October 15, 2011; (ii) reimbursement from us for insurance coverage under COBRA for 18 months following July 15, 2011 or such earlier time as Mr. Greer becomes eligible for insurance through another employer; (iii) a pro-rated cash performance bonus for fiscal year 2012 (to be paid no later than June 15, 2012), in an amount equal to 30% of 80% of Mr. Greer's salary, computed assuming that Mr. Greer had remained as our president through the end of fiscal year 2012; and (iv) acceleration of a time-based vesting stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 as of July 15, 2011, which remained exercisable for six months following the end of the term of the consulting agreement that we entered into with Mr. Greer on the same date. A second stock option for 105,000 shares granted to Mr. Greer on July 15, 2010 was entirely forfeited and cancelled without consideration. The Company entered into a consulting agreement with Mr. Greer pursuant to which Mr. Greer was paid $275,000 per year commencing as of July 16, 2011. The consulting agreement with Mr. Greer expired on July 16, 2012. On June 21, 2012, Mr. Greer notified us of his resignation from our board of directors, effective on July 16, 2012 upon the expiration of the consulting agreement. During the year ended March 31, 2013, the Company paid Mr. Greer $225,000 pursuant to his separation agreement and $148,958 pursuant to his consulting agreement.
The Company entered into a consulting agreement, effective as of May 29, 2012 (the "DCH Agreement"), with DCH Consultants LLC ("DCH"), an entity controlled by Mr. David Habiger. Mr. Habiger is a member of the Company's Board of Directors, its Nominating and Corporate Governance Committee and its Compensation Committee.
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
During the fiscal year ended March 31, 2013, the Company paid DCH $80,239 pursuant to the DCH Agreement.
During the fiscal year ended March 31, 2015 and March 31, 2014, there were no related party transactions.

RealD Inc.
Notes to consolidated financial statements (Continued)

12. Segment and geographic information
For financial reporting purposes the Company currently has one reportable segment. The Company has three operating segments: cinema, consumer electronics and professional. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company aggregates its three operating segments into one reportable segment based on qualitative factors including similar economic characteristics and the nature of the products and services. The Company's product portfolio is used in applications that enable a premium 3D viewing experience. The Company currently generates substantially all of its revenue from the license of its RealD Cinema Systems and the sale of its eyewear, which together enable a digital projector to show 3D motion of pictures.
The Company's top 10 customers with an accounts receivable balance represented approximately 25% and 47% of its net accounts receivable as of March 31, 2015 and March 31, 2014, respectively. The Company's top 10 customers accounted for approximately 55%, 46% and 44% of its revenue for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.
As of March 31, 2015, the Company had two licensees that accounted for more than 10% of its gross license revenue, one of which accounted for 15% and the other 11%. As of March 31, 2014, the Company had two licensees that accounted for more than 10% of its gross license revenue, one of which accounted for 14% and the other 13%. No licensee accounted for more than 10% of our gross license revenue in fiscal year 2013.
Geographic information
Revenue by geographic region, as determined based on the location of the Company's customers or the anticipated destination of use was as follows:

	Years ended March 31
(in thousands)	2015	2014	2013
Domestic (United States and Canada)	$71,081	$96,159	$106,979
China	19,243	16,642	8,615
Rest of the world	73,139	86,433	99,958
Total revenues	$163,463	$199,234	$215,552
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	March 31, 2015	March 31, 2014
Domestic (United States and Canada)	$87,134	$105,708
China	10,185	8,085
Rest of the world	5,523	15,490
Total long-lived tangible assets	$102,842	$129,283

RealD Inc.
Notes to consolidated financial statements (Continued)

13. Quarterly financial data (unaudited)

	Three months ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
(Dollars in thousands, except per share data)			(1)	(1)
Net revenue	$27,905	$32,571	$47,768	$55,219
Gross profit	10,242	14,963	25,552	30,021
Net income (loss)	(17,635)	(11,290)	(751)	5,929
Net income (loss) attributable to RealD Inc. common stockholders	$(17,710)	$(11,290)	$(751)	$5,929
Earning (loss) per common shares:
Basic	$(0.36)	$(0.23)	$(0.02)	$0.12
Diluted	$(0.36)	$(0.23)	$(0.02)	$0.11

_______________________________________________________________________________

(1)
During the third quarter of fiscal year 2015, the Company identified certain errors and, accordingly, performed additional analyses and supplementary review procedures, following the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 250 Accounting Changes and Error Corrections and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 1 Financial Statements. Upon completion of these procedures, the Company concluded that the effects of the errors were not material to any prior year previously reported amounts but are material to previously reported interim amounts for the first and second quarters of the current fiscal year. Accordingly, in the third quarter ended December 31, 2014 Form 10-Q, the Company restated certain previously reported interim condensed consolidated balance sheet, condensed consolidated statements of operations and condensed consolidated statements of cash flows amounts to correct these errors (also see Note 2, "Effect of certain correction on certain financial statements" from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net revenue	$40,648	$55,438	$43,929	$59,219
Gross profit	19,902	27,270	19,906	28,181
Net loss	(4,855)	(155)	(4,664)	(1,536)
Net loss attributable to RealD Inc. common stockholders	$(4,950)	$(271)	$(4,651)	$(1,534)
Loss per common share:
Basic	$(0.10)	$(0.01)	$(0.09)	$(0.03)
Diluted	$(0.10)	$(0.01)	$(0.09)	$(0.03)

	Years ended March 31
(Number of calendar days)	2015	2014	Number of days change	Percentage change
1st fiscal quarter	91	91	—	—%
2nd fiscal quarter	92	92	—	—%
3rd fiscal quarter	92	92	—	—%
4th fiscal quarter	90	90	—	—%
Total number of calendar days	365	365	—	—%

RealD Inc.
Notes to consolidated financial statements (Continued)

	Years ended March 31
(Number of calendar days)	2014	2013	Number of days change	Percentage change
1st fiscal quarter	91	91	—	—%
2nd fiscal quarter	92	91	1	1.1%
3rd fiscal quarter	92	101	(9)	(8.9)%
4th fiscal quarter	90	90	—	—%
Total number of calendar days (1)	365	373	(8)	(2.1)%

_______________________________________________________________________________

(1)	Represents total number of calendar days difference between fiscal year 2014 and 2013 (also see "Accounting period" caption under Note 2, "Summary of significant accounting policies").

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 and concluded that the disclosure controls and procedures were not effective to meet the reasonable assurance objective for which they were designed as a result of the material weakness described below. Notwithstanding such material weakness, however, management has concluded that the consolidated financial statements in this report fairly present the Company’s financial position, results of operations and cash flows for all periods and dates presented in all material respects.

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO 2013"). Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015, as described below.

Management identified control deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in the design and/or operations of our controls including: (i) deficiencies in review level controls over accrual accounts, non-standard transactions and their related accounting entries which are not reviewed in sufficient detail by knowledgeable personnel to ensure that entries are recorded correctly; (ii) deficiencies in controls to understand and capture customer level activity in a timely manner in order to ensure that the financial statements reflect the accounting consequences of customers taking advantage of various contract incentive programs and terms; (iii) deficiencies in review level controls to ensure that intercompany accounts and transactions are appropriately reconciled and that intercompany profit elimination entries are accurate; and (iv) deficiencies in entity level controls to ensure that all personnel within the organization understand and sponsor their role in ensuring an appropriate control environment and understand clearly what their responsibilities are in executing their control activities.

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

Our independent registered public accounting firm, Ernst & Young LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of March 31, 2015. Ernst & Young LLP's report is included in this report.

Remediation of material weakness in internal control over financial reporting

Our management is committed to remediating the material weakness. We have initiated a plan to address the identified deficiencies and to enhance our overall financial control environment. We believe the material weakness in the control environment described above was a result of our failure to:

•	maintain sufficient personnel with appropriate levels of accounting knowledge, experience and training commensurate with the nature and complexity of our business and contract activity;

•	design and maintain adequate procedures or controls over the accurate recording, presentation and disclosure of revenue and related costs of our non-standard contracts and transactions;

•	sufficiently monitor our contract terms, customer activities and the related accounting impact;

•	maintain adequate communications between our sales and finance departments to discuss ongoing exhibitor/ licensee activity that has a financial statement impact; and

•	maintain adequate review and approval of procedures to check that technical accounting guidance is followed and applied to the elimination of intercompany accounts on a cumulative basis.

We have taken, and are continuing to take, the following steps to remediate such deficiencies:

•	hire more finance and accounting personnel with technical accounting expertise to increase bandwidth for review by accounting management;

•
commence a comprehensive risk assessment process to assess risks and identify, design, implement and re-evaluate our control activities to address the risks identified, including implementation of monitoring controls related to the design and operating effectiveness of control activities;

•
review customer contracts to identify, document and monitor customer-specific terms in order to ensure that the financial statements reflect, on a timely basis, the accounting consequences of such provisions, and implement processes to capture information from our sales and finance departments in order to make reasonable estimates of accruals;

•	establish procedures to reconcile, validate and review intercompany balances on a cumulative basis, and in a timely manner;

•	evaluate our training programs and develop additional training programs to ensure proper training of our finance and accounting personnel world-wide;

•	strengthen our policies and procedures and determine guidelines for documentation of controls throughout our domestic and international locations for consistency of design and operations; and

•	upgrade our manual systems to automated and enhance existing automated systems.

We will not consider the material weakness remediated until our controls are operational for a sufficient period of time, tested and management concludes that these controls are operating effectively. We believe that the foregoing actions will support the improvement of our internal controls over financial reporting.

Changes in internal control over financial reporting

Other than matters discussed in this Item 9A, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RealD Inc.
We have audited RealD Inc.’s (the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). RealD Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified deficiencies in its internal controls related to accounting for transactions as well as deficiencies in entity level controls to ensure that personnel understand and sponsor their roles and responsibilities in executing control activities. These deficiencies in the aggregate constitute a material weakness in internal control. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealD Inc. as of March 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated June 11, 2015, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, RealD Inc. has not maintained effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP
Los Angeles, California
June 11, 2015

Item 9B.    Other information
None.
PART III

Item 10.    Directors, executive officers and corporate governance
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information contained in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K.
Item 11.    Executive compensation
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K.
Item 13.    Certain relationships and related transactions, and director independence
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K. Information required by this item regarding director independence is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K.
Item 14.    Principal accounting fees and services
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in RealD's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or in an amendment to this Form 10-K.

PART IV

Item 15.    Exhibit and financial statement schedules

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

(1)	Financial Statements
See Index to Consolidated Financial Statements on page 62 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules
Financial Statement Schedule II: Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Annual Report Form 10-K. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to cost and expenses	Other Adjustments/ Deductions(1)	Balance at end of period (2)
Allowance for doubtful accounts and customer credits:
Year ended March 31, 2015	$4,086	$4,701	$(2,922)	$5,865
Year ended March 31, 2014	$2,649	$2,389	$(952)	$4,086
Year ended March 31, 2013	$4,224	$—	$(1,575)	$2,649
Deferred tax valuation allowance:
Year ended March 31, 2015	$46,175	$10,498	$—	$56,673
Year ended March 31, 2014	$39,084	$7,091	$—	$46,175
Year ended March 31, 2013	$33,994	$5,090	$—	$39,084
_______________________________________________________________________________

(1)	Other adjustments and deductions primarily consist of adjustments to deferred revenue and write-offs of amounts previously charged to the provision.

(2)
Balance at March 31, 2014 was misstated in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which did not result in any financial statement adjustments. The schedule above reflects the corrected balance.

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

RealD Inc.
(Registrant)
June 11, 2015	By:	/s/ MICHAEL V. LEWIS
Michael V. Lewis
Chief Executive Officer

POWER OF ATTORNEY
Each person whose individual signature appears below hereby constitutes and appoints Michael V. Lewis, Andrew A. Skarupa and Vivian Yang, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL V. LEWIS	Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2015
Michael V. Lewis

/s/ ANDREW A. SKARUPA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 11, 2015
Andrew A. Skarupa

/s/ LAURA J. ALBER	Director	June 11, 2015
Laura J. Alber

/s/ FRANK J. BIONDI, JR.	Director	June 11, 2015
Frank J. Biondi, Jr.

/s/ RICHARD L. GRAND-JEAN	Director	June 11, 2015
Richard L. Grand-Jean

/s/ SHERRY LANSING	Director	June 11, 2015
Sherry Lansing

/s/ DAVID HABIGER	Director	June 11, 2015
David Habiger

/s/ P. GORDON HODGE	Director	June 11, 2015
P. Gordon Hodge

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011
3.2	Amended and Restated Bylaws as amended and restated.	8-K	001-34818	3.1	April 7, 2015
4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010
4.2	Amended and Restated Investors' Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010
4.3	Amendment and Agreement to Amended and Restated Investors' Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010
4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors' Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010
10.1#	2004 Amended and Restated Stock Incentive Plan.	S-1/A	333-165988	10.1	June 29, 2010
10.2#	Form of Stock Option Agreement for 2004 Amended and Restated Stock Incentive Plan.	S-1	333-165988	10.2	April 9, 2010
10.3#	2010 Stock Incentive Plan.	S-1/A	333-165988	10.3	June 29, 2010
10.4#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.4	June 29, 2010
10.5#	2010 Stock Incentive Plan—Form of Nonstatutory Stock Option Agreement between the executive officers and the registrant.	S-1/A	333-165988	10.5	June 29, 2010
10.6#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the Chief Executive Officer and the registrant.	S-1/A	333-165988	10.6	June 29, 2010
10.7#	2010 Stock Incentive Plan—Form of Performance Stock Option Agreement issued in connection with the initial public offering between the executive officers and the registrant.	S-1/A	333-165988	10.7	June 29, 2010
10.8#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the non-employee directors and the registrant.	S-1/A	333-165988	10.8	June 29, 2010
10.9#	Employment Agreement, dated May 25, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.9	June 29, 2010
10.10#	Employee Invention Assignment and Confidentiality Agreement dated May 25, 2010 between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.1	June 29, 2010
10.11#	Indemnification Agreement, dated April 8, 2010, between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.1	May 26, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
10.12#	Form of Separation Agreement and General Release of Claims between Michael V. Lewis and the registrant.	S-1/A	333-165988	10.1	May 26, 2010
10.13#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-165988	10.1	April 9, 2010
10.14+	Real D System License Agreement (U.S. 2008), dated October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.1	June 29, 2010
10.15+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated, October 15, 2008, by and between REGAL Cinemas, Inc. and the registrant.	S-1/A	333-165988	10.2	May 10, 2010
10.16+	Amended and Restated Real D System License Agreement (U.S. 2009), dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.2	June 29, 2010
10.17+	Real D Nonqualified Stock Option Grant and Real D Stock Option Agreement, both dated May 19, 2009, by and between Cinemark USA, Inc. and the registrant.	S-1/A	333-165988	10.2	May 10, 2010
10.18+	Second Amended and Restated RealD System License Agreement (2010), dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.2	June 29, 2010
10.19	Operating Agreement of Digital Link II, LLC, dated March 2, 2007.	S-1/A	333-165988	10.2	May 10, 2010
10.20+	RealD Inc. Amended and Restated Nonqualified Stock Option Grant and RealD Inc. Amended and Restated Stock Option Agreement, both dated May 9, 2010, by and between American Multi-Cinema, Inc. and the registrant.	S-1/A	333-165988	10.2	May 10, 2010
10.21#	Director Offer Letter and Consent, dated May 17, 2010, by and between P. Gordon Hodge and the registrant.	S-1/A	333-165988	10.3	May 26, 2010
10.22#	Employment Agreement, dated May 25, 2010, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.3	June 29, 2010
10.23#	Employment Agreement, dated May 25, 2010, between Joshua Greer and the registrant.	S-1/A	333-165988	10.3	June 29, 2010
10.24#	Employment Agreement, dated May 25, 2010, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.3	June 29, 2010
10.25#	Employment Agreement, dated May 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.3	June 29, 2010
10.26#	Form of Separation Agreement and General Release of Claims between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto and Robert Mayson.	S-1/A	333-165988	10.3	May 26, 2010
10.27#	Form of Employee Invention Assignment and Confidentiality Agreement between the registrant and Andrew A. Skarupa, Joshua Greer, Joseph Peixoto, Robert Mayson and other non-executive employees.	S-1/A	333-165988	10.3	May 26, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
10.28#	Employment Agreement, dated January 21, 2010, between Craig Gatarz and the registrant.	S-1/A	333-165988	10.3	May 26, 2010
10.29#	Credit and Security Agreement, dated June 24, 2010, by and between City National Bank and the registrant.	S-1/A	333-165988	10.3	June 29, 2010
10.30#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Andrew A. Skarupa and the registrant.	S-1/A	333-165988	10.4	June 29, 2010
10.31#	Amended and Restated Agreement of Employment, dated September 1, 2007, between Joseph Peixoto and the registrant.	S-1/A	333-165988	10.4	June 29, 2010
10.32#	Employment Agreement, dated February 25, 2010, between Robert Mayson and the registrant.	S-1/A	333-165988	10.4	May 26, 2010
10.33	Employment Agreement, dated November 5, 2008, between Robert Mayson and RealD Europe Limited.#	S-1/A	333-165988	10.4	May 26, 2010
10.34#	Director Offer Letter and Consent, dated May 20, 2010, by and between Sherry Lansing and the registrant.	S-1/A	333-165988	10.4	May 26, 2010
10.35#	Director Offer Letter and Consent, dated May 17, 2010, by and between Frank J. Biondi, Jr. and the registrant.	S-1/A	333-165988	10.4	May 26, 2010
10.36#	Director Offer Letter and Consent, dated May 17, 2010, by and between Richard Grand-Jean and the registrant.	S-1/A	333-165988	10.4	May 26, 2010
10.37#	Director Offer Letter and Consent, dated May 20, 2010, by and between James Cameron and the registrant.	S-1/A	333-165988	10.4	June 29, 2010
10.38#	2010 Management Incentive Plan.	S-1/A	333-165988	10.4	June 29, 2010
10.39#	Employment Agreement, dated October 18, 2010, between Craig Gatarz and the registrant.	S-1	333-170766	10.4	November 22, 2010
10.40+	First Amendment to Real D System License Agreement (U.S. 2008), dated as of January 26, 2011, by and between RealD Inc. and Regal Cinemas, Inc.	8-K	001-34818	10.1	January 27, 2011
10.41	First Amendment to Credit and Security Agreement, dated as of April 5, 2011, between RealD, Inc. and City National Bank.	8-K	001-34818	10.1	April 8, 2011
10.42	Continuing Guaranty, dated as of April 5, 2011, executed by ColorLink Inc. in favor of City National Bank.	8-K	001-34818	10.2	April 8, 2011
10.43	Continuing Guaranty, dated as of April 5, 2011, executed by Stereographics Corporation in favor of City National Bank.	8-K	001-34818	10.3	April 8, 2011
10.44#	Separation Agreement and General Release of Claims, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.4	June 10, 2011
10.45#	Consulting Agreement, dated as of May 16, 2011, by and between Joshua Greer and the registrant.	10-K	001-34818	10.5	June 10, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
10.46#	2010 Stock Incentive Plan—Form of Stock Unit Agreement between the executive officers and the registrant.	10-K	001-34818	10.5	June 10, 2011
10.47+	First Amendment to Amended and Restated RealD System License Agreement (U.S. 2009), dated as of July 20, 2011, by and between Cinemark USA, Inc. and the registrant.	8-K	001-34818	10.1	July 21, 2011
10.48+	Amendment Number 1 to the Second Amended and Restated RealD System License Agreement, dated as of July 28, 2011, by and between American Multi-Cinema, Inc. and the registrant.	8-K	001-	10.1	July 29, 2011
10.49#	RealD 2011 Employee Stock Purchase Plan.	8-K	001-34818	10.1	August 2, 2011
10.50	Second Amendment to Credit and Security Agreement, dated as of December 6, 2011, between City National Bank and the registrant, acknowledged by each of ColorLink, Inc. and Stereographics Corporation.	8-K	001-34818	10.1	December 8, 2011
10.51#	Employment Agreement, dated April 18, 2012, between Robert Mayson and the registrant.	8-K	001-34818	10.1	April 18, 2012
10.52#	Secondment Letter, dated April 18, 2012, by and between Robert Mayson and the registrant.	8-K	001-34818	10.2	April 18, 2012
10.53+	Credit Agreement, dated as of April 19, 2012, among City National Bank, U.S. Bank National Association, HSBC Bank USA, N.A., the lenders party thereto and the registrant.	8-K/A	001-34818	10.1	April 25, 2012
10.54	General Continuing Guaranty, dated as of April 19, 2012, executed by Stereographics Corporation and ColorLink Inc. in favor of City National Bank and the lenders party to the Credit Agreement, dated as of April 19, 2012.	8-K/A	001-34818	10.2	April 25, 2012
10.55+	Security Agreement, dated as of April 19, 2012, among Stereographics Corporation, ColorLink Inc., City National Bank and the registrant.	8-K/A	001-34818	10.3	April 25, 2012
10.56	Consulting Agreement, dated May 29, 2012, by and between DCH Consultants LLC and the registrant	10-Q	001-34818	10.6	July 31, 2012
10.57#	Director Offer Letter and Consent, dated January 27, 2013, by and between Laura Alber and the registrant.	10-K	001-34818	10.6	June 6, 2013
10.58#	Employment Agreement, dated February 6, 2013, between Minard Hamilton and the registrant.	10-K	001-34818	10.6	June 6, 2013
10.59#	Separation Agreement and General Release with Minard Hamilton dated November 11, 2013.	10-Q	001-34818	10.1	February 5, 2014
10.60#	Separation Agreement and General Release with Joseph Peixoto dated October 21, 2013.	10-Q	001-34818	10.2	February 5, 2014
10.61#	Employment Agreement, dated March 25, 2015, between RealD Inc. and Michael V. Lewis	8-K	001-34818	99.1	March 27, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
10.62#	Employment Agreement, dated March 25, 2015, between RealD Inc. and Andrew A. Skarupa	8-K	001-34818	99.2	March 27, 2015
10.63#	Employment Agreement, dated March 25, 2015, between RealD Inc. and Leo Bannon	8-K	001-34818	99.3	March 27, 2015
10.64#	Employment Agreement, dated March 25, 2015, between RealD Inc. and Anthony Marcoly, and related Side Letter					X
10.65#	Employment Agreement, dated March 25, 2015, between RealD Inc. and Vivian Yang					X
21.1	List of significant subsidiaries of the registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________________________________________

+	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan, contract, or agreement.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.