Form 10-K/A
period 2015-03-31
RealD Inc.
filed 2015-07-29
CIK 1327471

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $415,290,750 based on the last reported sale price of the registrant's common stock on September 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange ($9.37per share). As of July17, 2015, there were 50,885,523 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends the registrant's Annual Report on Form 10-K for the year ended March 31, 2015, as filed by the registrant on June 11, 2015 (the "Original Report"). The principal purpose of this Amendment No. 1 is to include the information required by Part III of Form 10-K which was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Original Report because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Report. Accordingly, Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 in their entirety. In addition, we are also including Exhibits 31.3 and 31.4 required by the filing of this Amendment No. 1. Except as otherwise stated herein, no other information contained in the Original Report has been updated by this Amendment No. 1. Unless the context requires otherwise, references in this Amendment No. 1 to "RealD," the "Company," "we," "us" and "our" refer to RealD Inc.

REALD INC.
Amendment No. 1 to Annual Report on Form 10-K

Fiscal Year Ended March 31, 2015

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The following table sets forth our current directors and executive officers, their ages, as of July 17, 2015, and the positions held by each such person with the Company:

Name	Age	Position Held With the Company
Executive Officers
Michael V. Lewis	52	Chairman of the Board of Directors and Chief Executive Officer
Andrew A. Skarupa	50	Chief Financial Officer
Leo Bannon	55	Executive Vice President, Global Operations
Vivian Yang	48	Executive Vice President, General Counsel and Secretary
Anthony Marcoly	52	President, Worldwide Cinema
Non-Employee Directors
Laura Alber	46	Director
Frank J. Biondi	70	Director
Richard L. Grand-Jean	72	Director
David Habiger	46	Director
P. Gordon Hodge	51	Director
Sherry Lansing	70	Director

Executive Officers

        Our executive officers are elected by, and serve at the discretion of, our board of directors. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers and directors is as follows:

        Michael V. Lewis co-founded the Company and has served as Chief Executive Officer and Chairman of our Board since 2003. Prior to co-founding RealD, Mr. Lewis was Chief Executive Officer and co-founder of L-Squared Entertainment, a digital entertainment studio, from 1994 to 2003. While at L-Squared, he served as Producer on the 3D IMAX motion picture The Magic Box and as Co-Producer on T-Rex: Back to the Cretaceous. Prior to L-Squared, Mr. Lewis was Senior Vice President of InterMedia/FilmEquities Inc., a media investment banking and advisory company. Mr. Lewis' experience as our Chairman and Chief Executive Officer and involvement with our formation, along with his knowledge of our business, management skills and performance brings a unique perspective to our Board.

        Andrew A. Skarupa currently serves as our Chief Financial Officer. Mr. Skarupa has served as our Chief Financial Officer since 2005 and served as our Chief Operating Officer from 2005 to 2013. Prior to joining RealD, Mr. Skarupa served from 2004 to 2005 as Vice President of Finance at WaterMark Sports, a designer and producer of outdoor products. Before WaterMark, Mr. Skarupa served as Chief Financial Officer of Alliant Protection Services, an electronics security company from 2002 to 2004. Before joining Alliant, Mr. Skarupa served as Vice President of Finance for Free-PC, an idealab network company acquired by eMachines. Prior to Free-PC, Mr. Skarupa served as Vice President of Finance for idealab. Mr. Skarupa joined idealab after working at MiniMed, a publicly held medical device manufacturer. Prior to MiniMed, Mr. Skarupa was an auditor at Deloitte & Touche in Los Angeles. Mr. Skarupa is a licensed CPA.

        Leo Bannon re-joined RealD in October 2011 and currently serves as our Executive Vice President, Consumer. Prior to re-joining RealD, from May 2008 to August 2010, he served as President and Chief Operating Officer of Moxtek, a manufacturer of optical components. From March 1999 to March 2007,

Mr. Bannon served as President and Chief Executive Officer of ColorLink, a photonics company that focused on liquid crystal displays and optical filter technologies. At ColorLink, Mr. Bannon established a variety of joint ventures, technology license agreements and key partnerships, including an alliance with RealD to develop RealD's first cinema system, which led to RealD's acquisition of ColorLink in 2007. Earlier in his career from January 1996 to March 1999, Mr. Bannon served as President of the Balzers Thin Films Division of Balzers AG, a supplier of thin film coatings and components. Mr. Bannon received a Bachelor of Science degree in chemical engineering from the University of Rhode Island and an MBA from Wilmington College.

        Vivian Yang joined RealD on April 1, 2014 and was appointed Executive Vice President, General Counsel and Secretary on July 23, 2014. Prior to joining RealD, Ms. Yang served as the Senior Vice President & General Counsel of CityGrid Media since 2009. Ms. Yang also held the positions of Senior Counsel, Corporate & Distribution of Sony Pictures Entertainment from 2007-2009, Senior Vice President of Business Affairs, Finance and Administration at Time Warner's Global Media Group from 2001-2007, and Vice President and General Counsel at eCompanies Wireless from 2000-2001. Ms. Yang started her legal career at Latham & Watkins. Before attending law school, Ms. Yang was a Senior Accountant at KPMG and was a licensed Certified Public Accountant. She received her J.D. from Georgetown University Law Center and her B.S. from Pennsylvania State University. Ms. Yang is admitted to the California and New York bar.

        Anthony Marcoly was appointed as RealD's President of Worldwide Cinema on January 6, 2015, having previously served as Strategic Adviser since October, 2010. Prior to joining RealD, Mr. Marcoly served as the President of Paramount Pictures International Limited at Paramount Pictures Corporation since October 28, 2011. Mr. Marcoly spent twenty six years with The Walt Disney Company and served as its President of Walt Disney Studios Motion Pictures International. Prior to this, he served as Executive Vice President of Distribution & Acquisitions at Buena Vista International (A $700 million subsidiary of the Walt Disney Company renamed Walt Disney Studios Motion Pictures Int'l in 2006). His Disney positions included leadership roles in distribution as Senior Vice President Distribution and Director level roles in Sales and Finance. Mr. Marcoly's industry awards include Cinema Expo Distributor of the Year in 2004 and CineAsia Distributor of the Year in 1997. Mr. Marcoly holds a BA in business administration from California State University, Long Beach and an MBA in finance and marketing from Pepperdine University.

Board of Directors

        Laura J. Alber has served on our Board since 2013. She currently serves as President and Chief Executive Officer of Williams-Sonoma, Inc., and has been a member of its board of directors since 2010. She has been responsible for establishing many of Williams-Sonoma's growth strategies, including expansion of the Pottery Barn brand and launching the Pottery Barn Kids, Pottery Barn Bed + Bath and PBteen brands. Ms. Alber previously held numerous brand management and executive leadership roles within Williams-Sonoma, including President, Williams-Sonoma, Inc. since 2006; President, Pottery Barn Brands from 2002 to 2006; Executive Vice President, Pottery Barn Merchandising from 2000 to 2002; and Senior Vice President, Pottery Barn Catalog and Pottery Barn Kids Retail from 1999 to 2000. Ms. Alber has led the global expansion of Williams-Sonoma as well as its rapid growth and profitability in eCommerce by combining lifestyle brand merchandising with powerful, data driven analytics. She received a B.A. in psychology from the University of Pennsylvania. Ms. Alber's business and management skills, as well as her extensive experience in brand management, bring a valuable perspective to our Board.

        Frank J. Biondi has served on our Board since the completion of our IPO on July 21, 2010. Since 1999, Mr. Biondi has been a senior managing director of WaterView Advisors LLC, a private equity fund specializing in media, and a director of ViaSat, Inc., Amgen, Inc., Cablevision Systems Corporation and Seagate Technology. Mr. Biondi was a director of The Bank of New York Mellon from 1995 to 2008, Harrah's Entertainment (now Caesars Entertainment) from 2002 to 2008 and Hasbro, Inc. from 2002 to 2015. Mr. Biondi was a director of Yahoo! Inc. from 2008 to 2010. Mr. Biondi served as Chairman and Chief Executive Officer of Universal Studios from 1996 to 1998 and President and Chief Executive Officer of Viacom Inc. from 1987 through 1996. Mr. Biondi has been a director of over 15 public companies during his career. Mr. Biondi graduated from Princeton University with a bachelor's degree in psychology in 1966 and graduated from Harvard University with a master's degree in business administration in 1968. Mr. Biondi has management advisory experience, experience as a director of public companies and experience in the media and entertainment industry.

        Richard L. Grand-Jean has served on our Board since the completion of our IPO on July 21, 2010. From 2008, until his retirement on April 1, 2013, Mr. Grand-Jean was a managing director of Hall Capital Partners LLC, leading the firm's business development efforts. From 1992 through 2008, Mr. Grand-Jean was President of Global Film Equity Corp, an investment and consulting firm. From 2001 through 2008, Mr. Grand-Jean was also President of Abel's Hill Capital Corp., a firm specializing in providing advisory services largely for media and entertainment companies. From 1971 to 1992, Mr. Grand-Jean was a partner and managing director of Salomon Brothers. Mr. Grand-Jean graduated from Princeton University with a bachelor's degree in public affairs in 1964, and graduated from University of Chicago School of Law with a juris doctorate in 1967. Mr. Grand-Jean has management experience and experience in the media and entertainment industry.

        David Habiger has served on our Board since July 2011. Mr. Habiger is currently the Interim Chief Executive Officer and a director of Textura Corporation (NASDAQ: TXTR), a leading provider of on-demand business collaboration and software to the commercial construction industry. He is a Senior Advisor to Silver Lake Partners and a Venture Partner at Pritzker Group. From June 2011 to July 2012, Mr. Habiger served as the Chief Executive Officer of NDS Group Ltd. until it was acquired by Cisco Systems in July 2012. Previously, Mr. Habiger worked with the founding members of Sonic Solutions (NASDAQ: SNIC), or Sonic, from 1992 to March 2011, was President and Chief Executive Officer of Sonic from September 2005 to February 2011 and was a director of Sonic from October 2010 to March 2011. Mr. Habiger is also a member of the board of directors of Control4 (NASDAQ: CTRL), DTS (NASDAQ: DTSI) and Echo Global (NASDAQ: ECHO). Mr. Habiger graduated from St. Norbert College with a bachelor's degree in business media in 1991, and graduated from University of Chicago with a Masters in Business Administration in 1998. Mr. Habiger brings to our Board extensive experience in the digital media and entertainment industries and in depth knowledge and understanding of the consumer electronics industry.

        P. Gordon Hodge has served on our Board since 2010. Mr. Hodge is the Managing Member of Tracker Research LLC, an investment research company formed in 2013 and General Partner of Tracker Partners LP a long-short media and consumer focused fund. He was also the Managing Member of El Molino Media LLC, a company formed in 2009 to invest in and acquire out-of-favor media assets. Prior to joining our Board, he was a founding partner and managing director of Thomas Weisel Partners LLC, a publicly-traded investment banking firm where he covered media, entertainment and internet sectors as a research analyst from 1999 to 2007 and as an investment banker from 2007 to 2009. Mr. Hodge graduated from Stanford University with a master's degree in business administration in 1992, and graduated from the University of Washington with a bachelor's degree in business in 1986. Mr. Hodge brings to our Board extensive financial experience, experience in the entertainment industry, management experience and independence.

        Sherry Lansing has served on our Board since the completion of our IPO on July 21, 2010. Since 2006, Ms. Lansing has been a director of Qualcomm Incorporated. Since 2009, Ms. Lansing has also been a director of Dole Food Company, Inc. Ms. Lansing is the founder and chair of the Sherry Lansing Foundation, a philanthropic organization focusing on cancer research, health and education. From 1992 to 2005, she was the chair of the Motion Picture Group of Paramount Pictures, where she oversaw the release of more than 200 motion pictures, including Academy Award® winners Forrest

Gump, Braveheart and Titanic. From 1984 to 1990, she operated her own production company, Lansing Productions, and co-founded Jaffe/Lansing Productions. In 1980, she became the motion picture industry's first female to oversee all aspects of a studio's motion picture production when she was appointed President of Production at 20th Century Fox. She holds additional trustee, chair and advisory positions with the Friends of Cancer Research, the American Association of Cancer Research, and the Carter Center and Stop Cancer, a non-profit philanthropic group she founded in partnership with Dr. Armand Hammer. Ms. Lansing is also a regent of the University of California and serves as Chair of the University Health Services Committee. Ms. Lansing graduated from Northwestern University with a bachelor's degree in speech, and a minor in English and mathematics. Ms. Lansing has management experience, experience as a director of public companies and experience in the media and entertainment industry.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of ownership on Form 3 and reports of changes in ownership on Forms 4 or 5 with the SEC and the NYSE. Such directors and executive officers and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all Section 16 forms that they file. We periodically remind our directors and executive officers of their reporting obligations and assist in making the required disclosures once we have been notified that a reportable event has occurred. We are required to report in this Amendment No. 1 any failure by any of the above-mentioned persons to make timely Section 16 reports.

        Based solely on our review of the copies of such forms received by us, and written representations from our directors and executive officers, we are unaware of any instances of noncompliance, or late compliance, with Section 16(a) filing requirements by our directors, executive officers or greater than 10% stockholders during fiscal year 2015, with the exception of: (i) three late reports on a consolidated Form 5 for Mr. Lewis relating to an annual restricted stock unit award on January 1, 2014 and bona fide gift transfers on August 13, 2014 and December 22, 2014 ; and (ii) one late report on Form 5 for Mr. Skarupa relating to an annual restricted stock unit award on January 1, 2014. In each case, the late reports on Form 5 described above were due to administrative oversight.

Code of Ethics

        The Company has adopted the RealD Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company's website at www.reald.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Audit Committee

        The Audit Committee of our Board of Directors was established by our Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company's corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, our Audit Committee performs several functions. Our Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company's audit engagement team as required by law;

review and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company's annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our Audit Committee is currently composed of three directors: Messrs. Grand-Jean, Hodge and Biondi. Mr. Hodge chairs the Audit Committee. On an annual basis, our Board of Directors reviews the independence standards established under the Exchange Act, the NYSE and has determined that all of the members of the Audit Committee satisfies such independence standards. Our Board of Directors has also determined that all members of the Audit Committee are financially literate for purposes of the NYSE listing standards and that Mr. Hodge is the "audit committee financial expert" as that term is currently defined in Item 407(d)(5) of Regulation S-K because of his business experience, understanding of generally accepted accounting principles and financial statements and educational background.

Procedures for Stockholders to Recommend Director Nominees

        The Nominating and Corporate Governance Committee will consider stockholder recommendations for candidates for our Board provided that such stockholder complies with certain requirements, including Section 2.4 of the Amended and Restated Bylaws of the Company (as amended from time to time, the "Bylaws"). Among other things, the Bylaws requires a stockholder to timely submit the candidate's name, business credentials, contact information and his or her consent to be considered as a candidate for director. The proposing stockholder must also include his or her contact information, including telephone number, and a statement of his or her share ownership, the time period that the shares have been held and whether the stockholder has a good faith intention to continue to hold the reported shares through the date of the Company's next annual meeting. All stockholder recommendations for the nomination of directors must be in writing, addressed to the attention of the Company's Corporate Secretary, c/o RealD Inc., 100 N. Crescent Drive, Suite 200, Beverly Hills, California 90210. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than 90 days nor more than 120 days prior to the one-year anniversary of the preceding year's annual meeting; provided, however, that if the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered, or mailed and received, not earlier than the 120th and not later than the 90th day prior to such annual meeting or, if later, the 10th day following the day on which public disclosure of the date of such annual meeting was first made. In April, 2015, the Board approved an amendment to the Bylaws to specify that, to be timely brought before the Company's 2015 Annual Meeting of Stockholders, a stockholder's notice of business and nomination of candidates for election to the Board of Directors needs to be provided no sooner than June 15, 2015 and no later than July 15, 2015. In July, 2015, the Board approved a further amendment to the Bylaws to specify that, to be timely brought before the Company's 2015 Annual Meeting of Stockholders, a stockholder's notice of business and nomination of candidates for election to the Board of Directors needs to be provided no sooner than August 11, 2015 and no later than August 31, 2015.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our "named executive officers" in the Company's fiscal year ending March 31, 2015 ("Fiscal 2015"). Our named executive officers are our principal executive officer, principal financial officer, and the three other most highly compensated executive officers. For Fiscal 2015, the named executive officers and their positions were:

  •
  Michael V. Lewis, Chief Executive Officer, Director and Chairman of the Board;

  •
  Andrew A. Skarupa, Chief Financial Officer;

  •
  Leo Bannon, Executive Vice President, Global Operations;

  •
  Vivian Yang, Executive Vice President, General Counsel and Secretary; and

  •
  William Hammond, Executive Vice President, Marketing.

Each of Ms. Yang and Mr. Hammond are recent hires of the Company. Ms. Yang joined the company in April, 2014 and was promoted to Executive Vice President, General Counsel and Secretary in July, 2014, after Fiscal 2015 compensation decisions for executive officers were already made. As such, the compensation she received in Fiscal 2015 differs slightly from the Company's equity practices for the other named executive officers in Fiscal 2015. However, equity awards to be granted Ms. Yang in the fiscal year ending March 31, 2016 ("Fiscal 2016") will be consistent with that of the other named executive officers. Mr. Hammond joined the Company in May, 2014 and was a named executive officer until he ceased to have executive officer status in February, 2015. However, his compensation for the entirety of Fiscal 2015 is reported in the tables.

        This compensation discussion and analysis section addresses and explains: the compensation practices that were followed in Fiscal 2015; the numerical and related information contained in the summary compensation and related tables presented below; and actions taken regarding executive compensation after the end of Fiscal 2015, in each case that could affect a fair understanding of a named executive officer's compensation during Fiscal 2015.

Overview of Fiscal 2015

        During Fiscal 2015, we experienced lower license and product revenue than in our fiscal year ended March 31, 2014 ("Fiscal 2014") primarily as a result of a decrease in box office performance due to limited releases. However, we made progress stabilizing domestic 3D percentages through our theatre optimization program, delivered further reductions in operating expenses and capital expenditures and generated strong free cash flow. We continued to work with theaters and studios to grow our business by maximizing the performance of our existing cinema platform, focusing our expansion efforts on high growth markets and continuing to innovate and develop new technologies that will strengthen our market position. As a result of our efforts, we believe we are well positioned to benefit from an exciting 3D film slate in Fiscal 2016. As of July 27, 2015, our stock price increased approximately 8% from our average stock price in Fiscal 2015.

        As further described below, our compensation is linked to our company performance and, accordingly, our executive compensation for Fiscal 2015 was paid at target levels based on actual performance that funded at that level. All incentives paid in Fiscal 2015 were earned under their formulae, and no goals were reset. Our CEO's compensation was 100% performance-contingent, and was targeted and earned below the median of our updated peer group. We have also taken steps to further enhance the link between executive compensation and our company performance and to improve the peer group for Fiscal 2016 compensation decisions.

Executive Summary

        Our executive compensation program design provides a balanced approach between rewarding our executives for current performance and for long-term performance. The highlights of our compensation program include:

  •
  High proportion of performance-based compensation:    Our compensation is strongly linked to performance. 74% of our ongoing named executive officers' Fiscal 2015 compensation was at-risk (excluding Mr. Hammond, who joined the Company in Fiscal 2015, and Ms. Yang, who was promoted to the officer level in Fiscal 2015). Further, as described in more detail below, our Chief Executive Officer's Fiscal 2015 compensation was structured to be nearly 100% performance-based, as all of his cash base salary (beginning in June 2014), annual performance-based bonus and Fiscal 2015 equity awards were contingent on achieving challenging performance goals, which were rigorous and tied to important financial metrics for the Company. The goals were achieved for Fiscal 2015 following stronger-than-expected financial performance, although the goals were not expected to be achieved at the time they were set at the start of the year. The funding threshold for the cash bonus incentive plan and our Chief Executive Officer's performance-contingent Fiscal 2015 salary earnout opportunity were set such that funding commenced only after the Company meets its internally budgeted performance expectations. It was therefore necessary to exceed both the Company's free cash flow and Adjusted EBITDA budgets in order for any named executive officers to begin to earn any bonus award or for our Chief Executive Officer to earn his contingent salary. The fact that such bonuses and contingent salary were earned at target using their stated formulae was due to performance that was far in excess of the Company's original budget.

  •
  Performance linkage for each element of compensation:    As discussed in more detail below, our named executive officer compensation is comprised primarily of salary, performance-based bonuses and equity compensation. Each of these items had a performance linkage in Fiscal 2015, as follows:

  •
  CEO salary subjected to performance goals:    The Company reduced Mr. Lewis' guaranteed Fiscal 2015 cash base salary, beginning in June 2014, to $0, but with an opportunity to earn back all cash salary foregone at the end of the fiscal year if free cash flow were to be exceeded by more than 20%. This caused nearly 100% of Mr. Lewis' Fiscal 2015 total compensation to be at-risk and based on Company performance. Only after the performance goals under our Fiscal 2015 performance-based bonus program were exceeded and all employee bonuses were funded, was Mr. Lewis able to earn back his foregone Fiscal 2015 base cash salary. He was able to earn back $1 of foregone salary for every $3 that the Company exceeded its free cash flow goal. The Company had to exceed its budgeted free cash flow by 20% to fully fund the performance-based bonus program, and generate an additional 8% of free cash flow above that for Mr. Lewis to fully earn back his Fiscal 2015 salary foregone, a very challenging over-performance requirement. At the time the performance goals were set, the Company did not expect that free cash flow would be at a level to fund the entire bonus plan, and earning back Mr. Lewis' entire salary required performance that was well in excess of the internal budgeted expectation. Mr. Lewis ultimately did earn back his full Fiscal 2015 cash salary based on these measures following strong Fiscal 2015 performance.

  •
  Rigorous performance-based bonus program:    We implemented a rigorous Fiscal 2015 performance-based bonus program that started funding the bonus plan only after the internal free-cash flow budget was achieved (the "FCF Funding"). The FCF Funding was then subject to downward adjustment if the Company failed to reach our Adjusted EBITDA goal in Fiscal 2015 (collectively, "FY2015 Targets"). Setting the Company's internal budget expectations as the minimum threshold for bonus funding meant that Fiscal 2015 target bonus award levels required free cash flow performance that was higher than the internal budget by over 20%. Adjusted EBITDA is defined as our net income (loss), plus net interest expense, income and other taxes, depreciation and amortization, share-based compensation expense, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance, in accordance with the Credit Agreement. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Management's discussion and analysis of financial condition and results of operations—Non-U.S. GAAP discussion" in our Original Report.

    •
    Performance-based equity awards:    For Fiscal 2015, 100% of the Chief Executive Officer's equity award and 50% of the equity award for the other ongoing named executive officers (excluding Mr. Hammond, who joined the Company in Fiscal 2015, and Ms. Yang, who was promoted to the officer level during Fiscal 2015) was granted as performance contingent stock units, based on a challenging cumulative two-year licensing revenue ("TLR") goal, and the grant date fair value of the Fiscal 2015 award was set below the median of the peer group. Cumulative two-year licensing revenue was chosen as a key driver of future value for our business since we are primarily a technology licensing company. The performance-contingent Fiscal 2015 equity award value does not include any make-up for the fact that the Fiscal 2014 performance-based equity awards were forfeited when performance thresholds were not achieved at the end of their two-year performance period. This is consistent with the Company's pay-for-performance compensation approach in which awards are earned, or not earned, based on actual performance versus per-established goals.

    •
    Forfeiture of Fiscal 2014 performance-based equity awards:    100% of our Chief Executive Officer's Fiscal 2014 equity compensation was granted contingent on the Company achieving certain levels of TLR during the period between the two year period starting on April 1, 2013 and ending on March 31, 2015. The Fiscal 2014 equity compensation value for the other named executive officers below our Chief Executive Officer was made 50% contingent on achievement of the same TLR goals during the same time period. The two-year licensing revenue goal for these performance-based awards was set at a challenging level and when the goal was not achieved the awards were forfeited, reinforcing the pay-for-performance feature of these grants as well as the rigor of the cumulative two-year TLR performance goal.

    •
    Some outstanding equity awards previously amended to convert them from time-vested to performance-contingent:    Our Chief Executive Officer's Fiscal 2013 option award was amended during Fiscal 2014 to make it contingent on relative shareholder return versus the total shareholder return ("TSR") of the NASDAQ US Small Cap Media Index (the "Index") over a 3 to 5-year period, with a requirement of at least a return at or above the 40th percentile of the Index to earn any of his previously time-vested options and a requirement to be at or above the 70th percentile to earn all of the previously time-vested options. When combined with the 100% contingent equity awards in Fiscal 2014, Fiscal 2015 and Fiscal 2016, these grants ensure that our Company performs well before any equity award for our Chief Executive Officer vests. As of June 30, 2015, our TSR versus the Index was tracking below the threshold and none of the converted awards would be earned if the performance period ended now.

  •
  The amount of the compensation provided to our named executive officers is carefully monitored:

  •
  No increases in base salary or target bonus for Fiscal 2015.    We made no increases to Mr. Lewis' or any other named executive officer's base salary rates or target bonus opportunities for Fiscal 2015. As noted above, Mr. Lewis' salary was, however, made subject to a performance contingency. For Fiscal 2016, we again made no increases to Mr. Lewis' or other named executive officer's base salary rates or target bonus opportunities, except that Ms. Yang's base salary was increased to bring her more in line with the peer group, but her salary remains below the peer median.

  •
  CEO compensation targeted below the median:    The Chief Executive Officer's Fiscal 2015 target compensation (consisting of base salary, target performance bonus and equity award value) was set below the median of the peer group for his position. Further, after the peer compensation information was updated for Fiscal 2016, the CEO's Fiscal 2016 total compensation was also set below the peer median. Beginning in June 2014, Mr. Lewis gave up all guaranteed cash salary for the remaining portion of Fiscal 2015. Instead, he was eligible to earn back his forfeited Fiscal 2015 cash salary only if the Fiscal 2015 performance-based bonus program free cash flow goal is exceeded by 8%, which was challenging since the goal required free cash flow to exceed the internal budget by over 20%. The requirement to earn back his full Fiscal 2015 cash salary expanded and improved the pay-for-performance requirement for Mr. Lewis that began with the amendment of his Fiscal 2013 time-vested equity to make it performance contingent, and continued with the granting of all Fiscal 2014 and Fiscal 2015 equity with challenging two-year performance goals. Mr. Lewis ultimately did earn back his Fiscal 2015 cash salary based on the measures described above due to strong free cash flow performance that exceeded expectations. Even with the salary earnout and bonus payment earned for Fiscal 2015, Mr. Lewis' total compensation for the year was below the median of the updated peer compensation data.

  •
  Bonus and performance equity earned according to pre-established formulas:    The cash bonus and the performance equity awards earned for Fiscal 2015 performance were paid according to pre-established formulas. Performance goals were viewed as unlikely to be achieved when set, with the minimum threshold to start funding of the bonus plan set at the free cash flow and Adjusted EBITDA budgets for the year. Therefore, a target earnout was above the internal budget when the goals were set and reflected better-than-expected performance versus the goals. Further, the stock price was 13.1% higher at the end of Fiscal 2015 than at the beginning of the year.

  •
  We maintain best-practice policies in the area of executive compensation and corporate governance:

  •
  No single-trigger change of control benefits:    We do not provide for "single trigger" change of control cash payments. Our executive change in control and severance benefits require that the executive be terminated without cause or resign for good reason in connection with a change in control transaction to receive such payments.

  •
  No excise tax gross-ups:    We do not provide for excise tax gross-ups of any kind, including in connection with change in control severance payments.

  •
  No perquisites:    We do not provide perquisites to our executives, but rather provide them with the benefit programs generally available to other employees.

  •
  Peer group changes:    For Fiscal 2016, we have eliminated five of the largest companies from the peer group used for setting compensation in Fiscal 2015, as well as making other adjustments to the peer group, so that our revenue and market capitalization are now close to the median of the peer group. These changes were in response to feedback that the prior peer group had too many companies with materially higher revenue.

    •
    Committee independence:    The Compensation Committee is composed solely of independent directors and the Compensation Committee directly retains a compensation consultant that it has determined to be objective and free of conflicts of interest.

    •
    Clawback policy:    We maintain a clawback policy for the recovery of performance-based compensation in the event of a financial restatement.

    •
    Internal assessments and external engagement:    The Compensation Committee regularly assesses our executive compensation program, including, when necessary, engaging with stockholders, to better align the company's compensation policies with the interests of our stockholders.

Advisory Vote on Executive Compensation and Company Response

        In our advisory vote on executive compensation at our 2014 annual stockholder meeting, approximately 95% of the votes (including votes cast for, against or abstaining) voted in favor of our executive compensation program. This level of support was particularly meaningful for the Compensation Committee in light of the significant changes the Compensation Committee has made over the past two years in response to stockholder concerns expressed in our 2013 advisory stockholder vote on executive compensation.

        The Compensation Committee considered the result of the 2014 stockholder advisory vote and based on the strong support, concluded that our compensation policies, practices and philosophy for our named executive officers are supported by our stockholders. The Compensation Committee also determined we should continue to enhance the link between pay and performance to proactively address our stockholders' concerns. Accordingly, for Fiscal 2016, the Compensation Committee took the following actions in June and July 2015 to reinforce our continued commitment to pay for performance:

  •
  For Fiscal 2016, we have eliminated five of the largest companies from the peer group used for setting compensation in Fiscal 2015, as well as making other adjustments to the peer group, so that our revenue and market capitalization are now close to the median of the peer group. Aggregate named executive officer total compensation is below the new peer group median for both actual Fiscal 2015 compensation and for target Fiscal 2016 compensation.

  •
  We made no increases to the base salary rate or target bonus opportunity for Fiscal 2016, except to provide that Mr. Lewis' salary is no longer subject to a performance contingency and to increase Ms. Yang's base salary from $350,000 to $390,000 so that it is now closer to the median of the peer group, but remains below the median.

  •
  We provided target equity grants to the named executive officers that were slightly lower than in Fiscal 2015 and roughly 20% below the peer group median in aggregate. As in Fiscal 2014 and 2015, Mr. Lewis' equity grants vest solely upon the achievement of performance goals, while 50% of the awards granted to the other ongoing named executive officers are performance-contingent, with the remaining awards vesting based on continued employment. The Company views the Fiscal 2016 performance equity award goals as challenging, as evidenced by the failure to achieve the Fiscal 2014 performance stock unit TLR threshold and the fact that the CEO's Fiscal 2013 performance contingent options are not tracking to be earned this time.

        We will continue to consider the outcome of our say-on-pay votes and our stockholders' views in addition to reports and analyses issued by proxy advisory services, compensation practices at other companies, emerging compensation "best practices" and the advice of the Compensation Committee's independent compensation consultant when making future compensation decisions for our named executive officers. Our next say on pay vote will be at our next annual meeting.

Executive compensation objectives and philosophy

        During Fiscal 2015, the Compensation Committee members were Frank J. Biondi, Sherry Lansing and David Habiger. The Compensation Committee is responsible for determinations and oversight with respect to our executive compensation policies and decisions.

        Our overall compensation philosophy is to attract, motivate and retain talented executives, ensure compensation is closely aligned with our corporate strategies and objectives and the long-term interests of our stockholders and ensure that total compensation is fair, reasonable and competitive within our industry. The Compensation Committee reviewed overall Company and individual performance in connection with its review and determination of each named executive officer's compensation.

        The primary objective in setting the named executive officers' compensation, which is primarily based on the recommendation from our Chief Executive Officer (other than for compensation for our Chief Executive Officer), is to provide them with a fair, reasonable and competitive level of compensation, taking into account:

  •
  Individual performance and the Company's performance;

  •
  Responsibilities and length of service to the Company;

  •
  Past compensation; and

  •
  Compensation relative to each other.

Components of executive compensation and our compensation process

        The compensation of the named executive officers has three primary components:

  •
  Annual base salary;

  •
  Performance-based cash bonus opportunity; and

  •
  Long-term equity-based compensation.

        In addition to the above, we also provide severance to our named executive officers under certain circumstances, including their involuntary termination in connection with a change of control transaction. Perquisites and benefits generally available to other employees represent only a de minimis portion of the total compensation of the named executive officers.

        This section will describe in general terms our compensation-setting process, our use of compensation consulting services, and the general nature of our various components of compensation. The details of the decisions made in Fiscal 2015 with respect to the various elements of named executive officer compensation are described below in the section, "Fiscal 2015 compensation decisions."

General process

        Our Compensation Committee has a structured approach to compensating our named executive officers, and all officers generally have the same compensatory features and provisions with the exception of compensation amounts, and with the exception of some additional performance contingencies with respect to the Chief Executive Officer's Fiscal 2013 equity awards and Fiscal 2015 salary. The purpose of these differences is to make the Chief Executive Officer's compensation, which is higher than the other officers', more accountable for Company performance than the others. In making decisions about compensation amounts, the Compensation Committee seeks input from our Chief Executive Officer and the head of our Human Resources Department. Mr. Lewis provides periodic reviews of the performance of each of our named executive officers and recommends to the Compensation Committee the base salaries, bonus compensation targets and amounts and the equity to be granted to our named executive officers (other than himself). The head of our Human Resources Department (in consultation with our compensation consultant) recommends to the Compensation Committee the base salary, bonus compensation target and amount and equity to be granted to our Chief Executive Officer. The Compensation Committee reviews the recommendations of Mr. Lewis and the head of our Human Resources Department, and in its judgment and discretion, approves, modifies or rejects such recommendations in determining the appropriate base salaries, bonus compensation targets and amounts and equity compensation for each for each named executive officer. The Committee's deliberations consider a wide range of data, including relative benchmark data for both compensation and performance versus peer companies (which peer group was modified in late Fiscal 2015 for Fiscal 2016 decisions following feedback related to the annual shareholder meeting in Fiscal 2015).

        The Compensation Committee's current approach is to review annually the named executive officers' compensation for adjustments and equity grants with any such adjustments and/or new equity compensation grants becoming effective on or about July 1st, after the release of the prior fiscal year's financial results. The Compensation Committee does not have any formal policies for allocating compensation among salary, annual performance bonus awards and long-term equity grants. Instead, the Compensation Committee uses its judgment to establish for each named executive officer a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program. However, because we believe it is important to our success to aggressively pursue long-term corporate goals, to avoid excessive risk taking and to preserve our cash resources, a significant portion of the named executive officers' total compensation is comprised of performance- based bonus opportunities and long-term equity awards, which align the executive officers' incentives with the interests of our stockholders.

Compensation consultant

        The Compensation Committee has the authority under its charter to engage the services of a compensation consultant to assist it in carrying out its responsibilities. In 2010, the Compensation Committee engaged an independent outside compensation consultant, Frederic W. Cook & Co., Inc. ("Cook"), to assess our compensation program's effectiveness in supporting our business strategy and ability to sustain our projected growth, to construct a peer group of companies, provide marketplace information, provide advice on competitive market practices and also provide a framework for transitioning our compensation programs and processes to public company norms as we approached our initial public offering in July 2010 (the "IPO").

        Our Compensation Committee engaged Cook again in late calendar year 2012 for a presentation in February 2013 to recommend updates to the peer company group it had provided for the Company in 2010 and to conduct a new assessment comparing the compensation of our named executive officers to compensation for similarly situated executives at the revised peer group of companies. In developing the revised peer group, Cook selected publicly-traded media and technology companies with revenue of between $80 million and $1 billion and market capitalizations of approximately $200 million to $3.5 billion. At the time of selection, Regal Entertainment Group and Cinemark Inc. were included in the peer company group even though they had revenues outside of the range provided above because their businesses are reliant on cinema box office performance similar to RealD's business. Based on these parameters, Cook recommended, and our Compensation Committee approved, the following Fiscal 2015 peer company group:

Avid Technology, Inc. Cinemark Inc. Coherent Inc. Demand Media Inc. Digital Generation, Inc. Digital River Inc. Dolby Laboratories, Inc.	DreamWorks Animation SKG, Inc. DTS, Inc. IPG Photonics Corp. Limelight Networks, Inc. Monotype Imaging Holdings, Inc. National CineMedia, Inc. RealNetworks Inc.	Regal Entertainment Group Rovi Corp SeaChange International Inc. Synaptics Inc. TiVo Inc. Universal Display Corp.

        The Compensation Committee reviewed the market data compiled by Cook in late Fiscal 2014 for the Fiscal 2015 peer company group for context in making Fiscal 2015 compensation decisions for the named executive officers. The Compensation Committee generally reviews the market data provided by Cook as a point of context to ensure that our executive compensation program as a whole is competitive to attract and retain an outstanding executive team. The Compensation Committee does not target compensation to a particular level of the market data. In making Fiscal 2015 compensation decisions for the named executive officers, the Compensation Committee considered the performance of each named executive officer (including recommendations from our Chief Executive Officer with respect to the named executive officers other than himself, and the head of our Human Resources Department), the market data and recommendations provided by Cook, internal pay equity among individuals, past compensation, job responsibility and length of service, retention risk, company performance, and the Compensation Committee's emphasis on performance-based compensation. The Compensation Committee uses all of these factors to set the compensation of our named executive officers at levels that the Compensation Committee considers to be competitive and appropriate for each named executive officer.

        The Compensation Committee made the decision to update the peer group and market data in April 2015. The revised peer group eliminates Cinemark Inc., Coherent Inc., IPG Photonics, Regal Entertainment Group and Synaptics Inc. because their revenue and/or market capitalization were viewed as too high for direct comparisons. The peer group also eliminated Digital Generation, Inc. and Digital River Inc. because those companies were acquired. The revised peer group added IMAX Corporation because it is similar in size to the Company, and a direct competitor in the 3D cinema space. This peer group was used for setting Fiscal 2016 compensation and as context for final Fiscal 2015 incentive earnout calculations.

        In June 2015, the Compensation Committee reviewed information from Cook about potential conflicts of interest and analyzed whether the work of Cook as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the Company by Cook; (ii) the amount of fees from the Company paid to Cook as a percentage of the firm's total revenue; (iii) Cook's policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Cook, or the individual compensation advisors employed by Cook with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by the individual compensation advisors employed by Cook. Based on these factors, the Committee determined that there were no conflicts of interest with respect to Cook providing services to the Compensation Committee.

Annual base salary; salary for stock program

        Base salary is provided to our named executive officers to be competitive in the marketplace and to provide a portion of compensation that is not at risk. In general, base salaries for our named executive officers are determined based on the executive's qualifications, experience, prior salary and the compensation levels of our other executive officers. Each year, the base salaries of the named executive officers are reviewed and approved by the Compensation Committee, based on, in the case of the named executive officers other than our Chief Executive Officer, recommendations from our Chief Executive Officer and in the case of our Chief Executive Officer, recommendations from the head of our Human Resources Department (in consultation with Cook). Adjustments are made to base salaries based on the scope of an executive's responsibilities and individual performance and contribution.

        On November 19, 2013, the Compensation Committee approved a proposal to permit certain officers of the Company to exchange a portion of such officer's future base salary for the one year period commencing on November 25, 2013 in exchange for the grant of restricted stock unit awards ("RSUs") under the 2010 Stock Plan to be settled into such number of shares of common stock of the Company with a total fair market value as of November 25, 2013 equal to 115% of such foregone salary. The purpose of this program was to save Company cash and to ensure greater alignment with stockholders than was provided through a fixed and guaranteed cash salary. Pursuant to such proposal, on November 25, 2013, Messrs. Lewis, Skarupa and Bannon voluntarily elected to forego 25% of their base salary over the one year period ending November 24, 2014 in exchange for RSUs to be settled into such number of shares of common stock of the Company as set forth in the table below. The value of the RSUs represented the number of shares, based on the closing share price of $8.73 on November 25, 2013, which is when the election was made, equivalent to 115% of the amount of the foregone salary. The 15% premium was included to provide an incentive for the officer to make the election, thereby helping the Company to conserve cash and further linking executive compensation to Company performance. The RSU awards granted to Messrs. Lewis, Skarupa and Bannon vest in twenty-six (26) substantially equal installments commencing on December 6, 2013 and every two weeks thereafter on each of the Company's payroll payment dates over the following one-year period, subject to the named executive officer's continued service with the Company. After vesting, the shares are generally delivered to the named executive officers on the six (6) month anniversary and the twelve (12) month anniversary of November 25, 2013. This arrangement served to convert fixed cash compensation Messrs. Lewis, Skarupa and Bannon would earn into at-risk equity compensation that might be worth less than the salary if the stock price were to fall after the conversion election, the value of which varies directly in proportion to the interests of our stockholders. The bonus plan for Fiscal 2014 was based on the cash salary rate in effect prior to the election to convert salary into additional shares. The salary-for-RSU program was not continued in Fiscal 2015.

        The following table provides the foregone base salary and the RSU award in exchange of such foregone base salary for each of Messrs. Lewis, Skarupa and Bannon which commenced on November 25, 2013 for a one-year period:

Name	Fiscal 2014 base salary	25% voluntary reduction in cash base salary	Shares of common stock subject to RSU award in exchange for foregone cash base salary
Michael V. Lewis	$700,000	$175,000	23,052
Andrew A. Skarupa	$450,000	$112,500	14,819
Leo Bannon	$420,000	$105,000	13,831

Performance-based cash bonus opportunity

        In addition to base salaries, annual performance-based cash bonuses can be earned by our named executive officers based on our achievement of our key corporate financial goals and the named executive officer's individual performance. For Fiscal 2015, the named executive officers had the opportunity to earn annual cash bonuses pursuant to the terms of the executives' employment agreements and the 2010 Management Incentive Plan.

        The Compensation Committee determined for Fiscal 2015 that free cash flow and Adjusted EBITDA were the most important annual financial metric for the Company. Therefore, the Company established free cash flow and Adjusted EBITDA as the primary corporate performance goals upon which all of the named executive officers' annual performance bonuses were determined for Fiscal 2015. However, the Compensation Committee also assessed the performance of each of the named executive officers individually in determining annual cash bonus amounts.

Long-term equity-based compensation

        Historically, we provided long-term equity incentive compensation to retain our named executive officers and to provide for a significant portion of their compensation to be at risk and linked directly with the Company stockholders' value. Prior to our IPO in 2010, long-term compensation was generally provided through equity awards in the form of stock options with time and/or performance-based vesting conditions subject to continued service, pursuant to award agreements under the terms and conditions of our 2004 Amended and Restated Stock Incentive Plan (the "2004 Plan"). In connection with our IPO, we adopted the RealD Inc. 2010 Stock Incentive Plan (the "2010 Stock Plan"), and all equity compensation grants following our IPO were issued under and subject to the terms of the 2010 Stock Plan. Details on previously granted awards under the 2004 Plan and 2010 Stock Plan to the named executive officers are provided in the "Outstanding equity awards at Fiscal 2015 year-end" and the "Grants of plan-based awards—Fiscal 2015" tables below.

        Prior to Fiscal 2014, we used stock options as the main form of equity awards for our named executive officers because these awards provide value to the executive only if our stock price increases and promotes retention by requiring that the executive remain in our service over a period of time. Additionally, in Fiscal 2012, because of our strong financial performance in which the applicable target Adjusted EBITDA objective was exceeded, in addition to stock options, we granted our named executive officers RSUs which vested over a three-year time period subject to the named executive officer's continued service with the Company. Through possession of stock options or RSUs, our executives participate in the long-term results of their efforts, whether by appreciation of the Company's value or the impact of business setbacks, either Company-specific or industry based.

        In Fiscal 2014, the Compensation Committee modified the type and mix of equity awards we provide to our named executive officers, and instead of granting stock options, the Compensation Committee determined it would grant a mix of time-based RSUs and performance-based stock unit awards ("PSUs") to our named executive officers, and with respect to our Chief Executive Officer, solely PSUs, to further link the compensation of our named executive officers to performance. The Fiscal 2014 PSUs were granted contingent on the Company achieving certain levels of TLR during the period between the two year period starting on April 1, 2013 and ending on March 31, 2015. The two-year licensing revenue goal for these performance-based awards was set at a challenging level and when the goal was not achieved the awards were forfeited, reinforcing the pay-for-performance feature of these grants as well as the rigor of the cumulative two-year TLR performance goal.

        This Fiscal 2014 equity program design and mix was continued in Fiscal 2015 and is also reflected in equity award decisions made at the start of Fiscal 2016.

        Equity awards may be made at varying times and in varying amounts in the discretion of the Compensation Committee, but are generally made to executive officers, including the named executive officers, once a year unless such executive officer is promoted, in which case an equity award grant will normally be made at that time, or, in rare circumstances, for recognition of outstanding performance. The annual equity awards are generally granted to the named executive officers in or around June following our March fiscal year end. Additionally, the Compensation Committee generally grants an equity award shortly after an executive officer commences employment. We do not time the granting of equity awards with any favorable or unfavorable news, and the proximity of the grant of any equity awards to an earnings announcement or other market events is coincidental. Two of the named executive officers in this proxy are new to the role and were not part of the Fiscal 2015 focal grant cycle. As a result, the equity compensation awards for Ms. Yang and Mr. Hammond do not reflect the standard Fiscal 2015 officer grant program. Ms. Yang's Fiscal 2016 equity awards are structured to be 50% performance contingent like the other named executive officers. Meanwhile, Mr. Hammond ceased to have executive officer status at the end of Fiscal 2015, although he is still employed by the Company.

        Based on the results of our advisory vote on executive compensation in 2012 and our stockholder outreach, on June 5, 2013, the Compensation Committee approved an amendment to the stock option granted to Mr. Lewis on May 8, 2012, which was his Fiscal 2013 equity award. The amendment retroactively changed the vesting schedule of the Mr. Lewis' stock option so that it now vests based upon achievement of performance goals rather than based solely upon Mr. Lewis' continued service with the Company. The Amendment became effective on June 20, 2013 (the "Amendment Date"). The Amendment provides that, at the end of each calendar quarter that occurs following the 3-year anniversary of the Amendment Date (and provided that Mr. Lewis continues in our service through such date), the shares subject to the stock option will be eligible to vest based on our TSR, relative to the TSR of the components of the Index measured over the period of time from the Amendment Date to the end of each such calendar quarter. The amount of shares that will vest is based on where our TSR falls compared to the Index. None of the shares will vest if the Company's return is below the 40th percentile of the Index and all of the shares will vest if the Company's return is at or above the 70th percentile of the Index. The 70th percentile was viewed as a genuinely difficult standard consistent with a strong pay-for-performance philosophy, in particular for awards that were originally subject only to time-vesting. To the extent shares remain unvested, such unvested shares are eligible to vest at the end of each subsequent calendar quarter until the 5-year anniversary of the Amendment Date (and provided Mr. Lewis continues in the Company's service during each of such vesting date(s)), based on the same comparison of our TSR to the TSR of the Index, but using the TSR of the Company as compared to the TSR of the Index measured over the period from the Amendment Date to the end of such calendar quarter(s). In any event, the amount earned for relative TSR performance is consistent with the return earned by Company stockholders relative to the Index, which was chosen to reflect a set of alternative investments that could be made by our stockholders. In the event of a change of control or Mr. Lewis' involuntary termination, prior to the 5-year anniversary of the Amendment Date, the shares are eligible to vest based on a similar comparison of our stock price and return to the returns of the Index measured as of such change of control or termination date. All of the shares become vested upon Mr. Lewis' death or disability at any time prior to the 5-year anniversary of the Amendment Date. As of June 30, 2015, no shares are eligible to vest and no shares have vested under this award.

        In June 2011, our Board adopted the RealD Inc. 2011 Employee Stock Purchase Plan ("ESPP") which was subsequently approved by our stockholders in July 2011. The ESPP is designed to comply with the requirements of Internal Revenue Code ("Code") Section 423 and is intended to enable our employees (including our eligible named executive officers) to acquire our common shares and further align the interests of our employees with those of our stockholders. The ESPP is described in greater detail below in the "Incentive compensation plans" section.

Employee benefits and perquisites

        We have not offered extensive or elaborate benefits to our named executive officers. We have sought to compensate our named executive officers at levels that eliminate the need for perquisites and enable each individual officer to provide for his or her own specific needs. We have offered other employee benefits to the named executive officers for the purpose of meeting current and future health needs for the executives. These benefits, which have been generally offered to all eligible employees, include medical, dental and life insurance benefits, short-term disability pay, long-term disability insurance, flexible spending accounts for medical and dependent care expense reimbursements and a 401(k) retirement savings plan, described further in "Incentive compensation plans" below.

Severance benefits

        Each of the named executive officers, pursuant to each of their employment agreements, is eligible to receive contractually-provided severance benefits. These severance benefits are intended to provide compensation while the named executive officer searches for new employment after experiencing an involuntary termination of employment from us. We believe that providing severance protection for these named executive officers upon their involuntary termination of employment is an important retention tool that is necessary in the competitive marketplace for talented executives. We believe that the amounts of these payments and benefits and the periods of time during which they would be provided are fair and reasonable. We have not historically taken into account any amounts that may be received by a named executive officer following termination of employment when establishing current compensation levels. On February 10, 2015, after a review by our compensation consultants of executive compensation (including severance benefits) at peer group companies, the Board approved certain modifications to the severance benefits of the named executive officers, as described below in more detail in the section entitled "Executive employment agreements". These employment agreements were effective and executed as of March 25, 2015 by the named executive officers. Our stock option grant agreements and RSU and PSU grant agreements with the named executive officers also generally provide for some or all of the unvested portion of the award to vest immediately upon the occurrence of certain types of termination and/or company transaction events, described below under "Executive employment agreements". For further details of the potential amounts that a named executive officer may receive in connection with a company transaction and termination, see "Potential payments upon termination or company transaction" below.

Tax and accounting considerations

        Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, we are required to estimate and record an expense for each award of equity compensation (including stock options, RSUs and PSUs) over the vesting period of the award. We record stock-based compensation expense on an ongoing basis according to ASC 718. The Compensation Committee has considered, and may in the future consider, the grant of other stock awards to executive officers in lieu of or in addition to stock option, RSU and PSU grants in light of the accounting impact of ASC 718 with respect to stock option and RSU and PSU grants and other considerations. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

        Section 162(m) of the Code limits companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is "performance-based compensation." To maintain flexibility in compensating executive officers in a manner designed to promote our goals, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to executive officers shall be designed to qualify as "performance-based compensation," for purposes of section 162(m) or that requires all compensation to be deductible. However, the Compensation Committee intends to evaluate the effects of the compensation limits of section 162(m) on any compensation it proposes to grant, and the Compensation Committee intends to provide future compensation in a manner consistent with the best interests of us and our stockholders.

Policy on recoupment of compensation

        In June 2010, our Board unanimously approved a Policy on Recoupment of Compensation (the "Recoupment Policy") primarily to deter our senior executives and other key employees from taking actions that could potentially harm the Company and to deter any financial or accounting irregularities with respect to our financial statements. We incorporated the Recoupment Policy into the employment agreements with our named executive officers, the 2010 Stock Plan and into the 2010 Management Incentive Plan.

        Pursuant to our Recoupment Policy, certain members of management, including all of the named executive officers, may be directed to return to us performance-based compensation that the executive had previously received if either:

  (i)
  There is a restatement of any of our financial statements previously filed with the SEC (regardless of whether or not there was any misconduct committed by an executive) other than those due to changes in accounting policy, and the restated financial results would have resulted in a lesser amount of performance-based compensation being paid to the named executive officer, or

  (ii)
  The named executive officer's intentional misconduct, gross negligence or failure to report intentional misconduct or gross negligence by one of our employees (or service providers) either: (x) was a contributing factor or partial factor to us having to restate any of our financial statements previously filed with the SEC or (y) constituted fraud, bribery or any other unlawful act (or contributed to another person's fraud, bribery or other unlawful act) which in each case adversely impacted our finances, business and/or reputation.

        In the event of a restatement of our financial statements, the Compensation Committee will review performance-based compensation awarded or paid to the named executive officers that was attributable to performance during the applicable time periods. To the extent permitted by applicable law, the Compensation Committee will make a determination as to whether, and how much, compensation is to be recouped by us on an individual basis. If there has been no misconduct (as described in clause (ii) above), any recoupment of compensation will be limited to a three year look-back period from the date the financial or accounting irregularity was discovered by us.

        Moreover, if the Compensation Committee determines that one of the named executive officers has engaged in misconduct, the Compensation Committee may take actions with respect to such executive as it deems to be in our best interests and necessary to remedy the misconduct and prevent its recurrence. To the extent permitted by applicable law, such actions can include, among other things, recoupment of compensation (which would not be limited to a three year look-back period) and/or disciplinary actions, including termination of employment. The Compensation Committee's power to determine the appropriate remedy is in addition to, and not in replacement of, remedies imposed by law enforcement agencies, regulators or other authorities.

Risk assessment of compensation programs

        The Compensation Committee has discussed the concept of risk as it relates to our compensation programs and does not believe our compensation programs encourage excessive or inappropriate risk taking. The base salary portion of compensation is designed to provide a steady income regardless of our stock price performance, so that our named executive officers do not feel pressured to focus exclusively on stock price performance to the detriment of other important aspects of our business. Our annual incentive bonus program is structured based on pre-established performance goals and includes maximum payout caps. Additionally, our equity incentive grants have traditionally been structured to provide longer term incentives, we have adopted stock ownership guidelines for our directors, our insider trading policy prevents selling our shares short or entering into similar derivative transactions and we have a recoupment of compensation policy in place. As a result, the Compensation Committee believes our compensation programs strike a balance between providing secure compensation and appropriate long-term incentives, such that our named executive officers are not encouraged to take unnecessary or excessive risks.

Fiscal 2015 compensation decisions

Fiscal 2015 base salaries

        No year-over-year increases were made to Mr. Lewis' or any other named executive officer's base salary rates or target bonus opportunities for Fiscal 2015. As noted above, Mr. Lewis' salary was, however, made subject to a performance contingency. Ms. Yang and Mr. Hammond joined the Company and became named executive officers in Fiscal 2015.

        The following table provides the annual base salaries for each of our named executive officers for Fiscal 2014 (with the exception of Ms. Yang and Mr. Hammond, who joined the Company in Fiscal 2015) and 2015:

Name	Fiscal 2014 base salary	Fiscal 2015 base salary
Michael V. Lewis	$700,000	$700,000
Andrew A. Skarupa	$450,000	$450,000
Leo Bannon	$420,000	$420,000
Vivian Yang	—	$350,000
William Hammond	—	$350,000

Fiscal 2015 performance-based bonus targets and total award amounts

        In June 2014, the Compensation Committee unanimously approved Fiscal 2015 performance objectives for the named executive officers' Fiscal 2015 performance-based opportunity bonus which will be provided and administered under our 2010 Management Incentive Plan. For Fiscal 2015, cash bonuses for each of our named executive officers were based on the Company's achievement of the FY2015 Targets (i.e. budgeted free-cash flow and Adjusted EBITDA).

        The target bonuses that can be earned by the named executive officers for Fiscal 2015 under these performance-based opportunities are calculated as a percentage of annual base salary with such target percentage reflected below. The target percentage for Fiscal 2015 for the named executive officers remained unchanged from the percentage for Fiscal 2014 (with the exception of Ms. Yang and Mr. Hammond, who joined the Company in Fiscal 2015).

Name	Target Percentage of Fiscal 2015 base salary
Michael V. Lewis	120%
Andrew A. Skarupa	80%
Leo Bannon	80%
Vivian Yang	80%
William Hammond	80%

        The actual bonus paid could have been more or less than the target amount. However, the bonuses were structured so that no bonuses are paid unless we achieve 100% of FY2015 Targets and no individual officer may earn more than 150% of his or her target bonus. Additionally, under the terms of the 2010 Management Incentive Plan, no officer may receive a bonus that exceeds $5 million in any fiscal year. The Compensation Committee generally assesses individual performance in making individual bonus determinations and may also reduce a bonus based on other factors the Compensation Committee considers appropriate.

        For Fiscal 2015, the internal free cash flow budget target was $21 million and the Adjusted EBITDA target goal was $52 million and the Company achieved 100% of these target goals after giving effect to the payment of bonuses. The free cash flow plan was set so that the internal budget had to be achieved for any bonus to fund, with no forgiveness if actual performance was below the budget. Free cash flow and Adjusted EBITDA were used because our investors use them to assess the financial health of the business and are key components for establishing the Company's valuation. The Compensation Committee determined that the bonuses should be paid at target, as funded by the pre-established bonus formula, and did not make any individual adjustments to the bonuses because the Compensation Committee viewed the named executive officers as working as group and accountable for overall corporate financial performance. The amount of the performance-bonuses awarded to each named executive officer is disclosed in the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation Table" below.

Fiscal 2015 equity awards to named executive officers

        In June 2014, the Compensation Committee, with reference to the peer data from similarly-situated executives at peer companies identified by Cook in the study originally presented in February 2013, unanimously approved equity awards for our named executive officers. 100% of Mr. Lewis' equity award for Fiscal 2015 continues to be performance-contingent in the form of a PSU. The award resulted in equity award value and total target compensation for Mr. Lewis that is below the median of the updated peer group data prepared by Cook in its study at the end of Fiscal 2015.

        The Compensation Committee also unanimously approved equity awards for the other named executive officers which, with the exception of Fiscal 2015 new hires, Ms. Yang and Mr. Hammond, were granted 50% as RSUs and 50% as PSUs. Ms. Yang joined the Company in April, 2014 and was granted a nonstatutory stock option award and a RSU award in June 2014 consistent with similar past hiring grants to retain her services. Ms. Yang was promoted to Executive Vice President, General Counsel and Secretary in July, 2014 and the Compensation Committee unanimously approved an additional nonstatutory stock option award to Ms. Yang as well as a RSU award in connection with her promotion. Mr. Hammond was granted a nonstatutory stock option award consistent with similar past hiring grants to retain his services.

        The ongoing named executive officer equity awards for Fiscal 2015 were approved by the Compensation Committee on June 3, 2014 under the 2010 Stock Plan. The PSUs are structured in a substantially similar manner to the PSUs granted in Fiscal 2014. A target number of PSUs was established by the Compensation Committee for each named executive officer as set forth in the table below under the heading "Fiscal 2015 Performance-Vested Restricted Stock Units (PSUs)" (the "2015 Target Number"). The actual number of PSUs that may vest and be issuable to each named executive officer will be between 0% and 200% of the 2015 Target Number, depending on the TLR achieved by the Company in the aggregate (the "2015 TLR") during the two-year period between April 1, 2014 and March 31, 2016 (the "2015 Performance Period") as compared to a performance target set by the Compensation Committee (the "2015 Performance Target").

        Two year TLR was selected as the performance measure because RealD is primarily a technology licensing company and it reflects the strategic growth of the Company's cinema business through platform optimization, geographic expansion, improved market penetration and increased 3D content, which can be impacted by our managers and ultimately affects our underlying revenue and profit generating operations. The Compensation Committee set the 2015 Performance Target as a challenging goal to ensure that outstanding Company performance is necessary for an executive officer to receive his or her 2015 Target Number. If the two-year performance period for the PSUs hypothetically ended on March 31, 2015, then 104% of the PSUs would be earned, although this illustration is only half-way through the two-year performance measurement period. This is the result of performance above expectations.

        No later than 45 days following the 2015 Performance Period, the Compensation Committee will certify (such date, the "Certification Date") the Company's 2015 TLR performance during the 2015 Performance Period and determine the amount of PSUs that are eligible to vest based on such performance. 2015 TLR of less than 80% of the 2015 Performance Target during the 2015 Performance Period will result in no stock units being eligible to vest; 2015 TLR of at least 80% of the 2015 Performance Target during the 2015 Performance Period will result in stock units equal to 50% of the 2015 Target Number being eligible to vest; 2015 TLR equal to at least the 2015 Performance Target during the 2015 Performance Period will result in stock units equal to 100% of the 2015 Target Number being eligible to vest; and 2015 TLR of at least 120% of the 2015 Performance Target during the 2015 Performance Period will result in stock units equal to 200% of the 2015 Target Number being eligible to vest, with varying degrees of stock units being eligible to vest based on 2015 TLR falling between such amounts. Subject in each case to the recipient's continued service to the Company on such date (except that vesting may accelerate under certain circumstances if the recipient is terminated without cause, if the recipient resigns for good reason, in the event of a change in control of the Company or due to the death or disability of the recipient), 2/3 of the total number of stock units eligible to vest will vest on the Certification Date and 1/3 of the total number of stock units eligible to vest will vest on March 31, 2017.

        The RSUs granted to the named executive officers (excluding Mr. Lewis and Mr. Hammond) are subject to vesting over a three-year time period with 1/3 of the RSU vesting on the first anniversary of the July 1, 2014 vesting commencement date and the remainder vesting in equal quarterly installments over the remaining 2 years, in all cases subject to the named executive officers continued service with the Company, and potential acceleration of vesting that is generally as described below under "Executive employment agreements". Mr. Lewis was not granted any time-vested RSUs since his entire equity award in Fiscal 2015 was granted as a PSU. Mr. Hammond was not granted any time-vested RSUs since his entire equity award in Fiscal 2015 was granted as nonstatutory stock options.

        The stock option awards granted to Ms. Yang and Mr. Hammond in Fiscal 2015 were granted under the 2010 Stock Plan and have a per share exercise price equal to the per share closing price of our Company common stock on the date of grant. The stock options will vest as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date, and (ii) an additional 1/48th of the option vests per month for each of the 36 months following such first anniversary, subject to Ms. Yang or Mr. Hammond's continuous service with the Company, and include potential acceleration of vesting, that is generally as described below under "Executive Employment Agreements"

        The following table reflects the number of shares subject to the Fiscal 2015 PSUs (based on the 2015 Target Number), RSUs and stock option grants:

	Fiscal 2015 Performance-Vested Restricted Stock Units (PSUs)	Fiscal 2015 Time-Vested Restricted Stock Units (RSUs)	Fiscal 2015 Stock Option Grants (shares)
Michael V. Lewis	172,700	—	—
Andrew A. Skarupa	45,500	45,500	—
Leo Bannon	36,400	36,400	—
Vivian Yang	—	43,938	125,155
William Hammond	—	—	235,000

Fiscal 2016 compensation decisions

        As previously noted, the Compensation Committee made the decision to make changes to the peer group in April 2015 by eliminating Cinemark Inc., Coherent Inc., IPG Photonics, Regal Entertainment Group and Synaptics Inc. due to their revenue and/or market capitalization being viewed as too high; eliminating Digital Generation, Inc. and Digital River Inc. due to those companies having been acquired; and adding IMAX Corporation due to the fact that it is similar in size to the Company and a direct competitor in the 3D space.

        In June 2015, the Compensation Committee reviewed the named executive officers' compensation for potential adjustments for Fiscal 2016. For the reasons described above under "Advisory Vote on Executive Compensation and Company Response," the Compensation Committee determined to continue the strong link between pay and performance for Fiscal 2016.

        The Compensation Committee made no increases to the base salary rate or target bonus opportunity for Fiscal 2016, except to provide that Mr. Lewis' salary is no longer subject to performance contingencies and to increase Ms. Yang's base salary from $350,000 to $390,000 so that it is now closer to the median of the peer group but remains below the median. The Fiscal 2016 bonus program is still in the process of being determined by the Compensation Committee.

        Additionally, in July 2015, the Compensation Committee, with reference to the peer data from similarly-situated executives at peer companies identified by Cook in the study presented in April, 2015, unanimously approved equity awards for our ongoing named executive officers. These grants are substantially similar in structure to the Fiscal 2014 and Fiscal 2015 equity awards to our named executive officers. 100% of Mr. Lewis' equity award for Fiscal 2016 continues to be performance-contingent in the form of a PSU. The award resulted in total target compensation for Mr. Lewis that is below the median.

        These awards were approved by the Compensation Committee on July 15, 2015 under the 2010 Stock Plan. The PSUs are structured substantially similar to the PSUs granted in Fiscal 2015 described above under "Fiscal 2015 equity awards to named executive officers". A target number of PSUs was established by the Compensation Committee for each named executive officer as set forth in the table below under the heading "Fiscal 2016 Performance-Vested Restricted Stock Units (PSUs)" (the "2016 Target Number"). The actual number of PSUs that may vest and be issuable to each named executive officer will be between 0% and 200% of the 2016 Target Number, depending on the TLR received by the Company (the "2016 TLR") during the two-year period between April 1, 2015 and March 31, 2017 (the "2016 Performance Period") as compared to a performance target set by the Compensation Committee (the "2016 Performance Target"). The 2016 Performance Target was structured to be a challenging goal over Fiscal 2016 and Fiscal 2017. No later than 45 days following the 2016 Performance Period, the Compensation Committee will certify (such date, the "2016 Certification Date") the Company's TLR performance during the 2016 Performance Period and determine the amount of PSUs that are eligible to vest based on such performance. 2016 TLR of less than 80% of the 2016 Performance Target during the 2016 Performance Period will result in no stock units being eligible to vest; 2016 TLR of at least 80% of the 2016 Performance Target during the 2016 Performance Period will result in stock units equal to 50% of the 2016 Target Number being eligible to vest; 2016 TLR equal to at least the 2016 Performance Target during the 2016 Performance Period will result in stock units equal to 100% of the 2016 Target Number being eligible to vest; and 2016 TLR of at least 120% of the 2016 Performance Target during the 2016 Performance Period will result in stock units equal to 200% of the 2016 Target Number being eligible to vest, with varying degrees of stock units being eligible to vest based on 2016 TLR falling between such amounts. Subject in each case to the recipient's continued service to the Company on such date (except that vesting may accelerate under certain circumstances if the recipient is terminated without cause, if the recipient resigns for good reason, in the event of a change in control of the Company or due to the death or disability of the recipient), 2/3 of the total number of stock units eligible to vest will vest on the 2016 Certification Date and 1/3 of the total number of stock units eligible to vest will vest on March 31, 2018.

        The RSUs granted to the named executive officers listed below (excluding Mr. Lewis) are subject to vesting over a three-year time period, with 1/3 of the RSU vesting on the first anniversary of the July 1, 2015 vesting commencement date and the remainder vesting in equal quarterly installments over the remaining 2 years, in all cases subject to the named executive officers continued service with the Company, and potential acceleration of vesting that is generally as described below under "Executive employment agreements"

        The number of shares subject to the Fiscal 2016 PSUs (based on the 2016 Target Number) and RSUs is as shown in the table below. Mr. Hammond ceased being an executive officer of the company as of February, 2015, and as such compensation for Mr. Hammond in Fiscal 2016 is not discussed in this section.

Name	Fiscal 2016 Performance-Vested Restricted Stock Units (PSUs)	Fiscal 2016 Time-Vested Restricted Stock Units (RSUs)
Michael V. Lewis	158,300	—
Andrew A. Skarupa	37,500	37,500
Leo Bannon	37,500	37,500
Vivian Yang	31,250	31,250

Executive compensation

        The following tables provide information on compensation for the services of the named executive officers for Fiscal 2015.

Summary compensation table—Fiscal 2015

Name and Principal Position	Year	Salary		Bonus	Option Awards		Stock Awards (2)(3)	Non-Equity Incentive Plan Compensation (4)		All Other Compensation (5)		Total
Michael V. Lewis,	2015	$700,000	(1)	—	—		$1,972,234	$840,000		$11,727	(6)	$3,523,961
Chief Executive Officer,	2014	$700,000		—	—		$26,244	$380,884		$27,180		$1,134,308
Director and Chairman of the Board	2013	$700,000		—	$2,844,000			$375,000		$25,100		$3,944,100
Andrew A. Skarupa,	2015	$450,000		—	—		$1,039,220	$360,000		$5,192		$1,854,412
Chief Financial Officer	2014	$450,000		—	—		$450,370	$163,236		$3,634		$1,067,240
	2013	$450,000		—	$663,600			$160,000		$17,277		$1,290,877
Leo Bannon,	2015	$420,000		—	—		$831,376	$336,000		$10,885		$1,598,261
Executive Vice President,	2014	$420,000		—	—		$362,545	$152,354		$16,757		$951,656
Global Operations	2013	$420,000		—	$213,300			$150,000		$23,792		$807,092
Vivian Yang, (7)	2015	$316,154	(8)	—	$687,490	(9)	$461,872	$280,000		$11,369		$1,756,885
Executive Vice President, General Counsel, and Secretary
William Hammond (10),	2015	$350,000		—	$1,419,400	(9)	—	$256,986	(11)	—		$2,026,386
Executive Vice President, Marketing
(1)
The Company reduced Mr. Lewis' guaranteed Fiscal 2015 cash base salary, beginning in June 2014, to $0, but with an opportunity to earn back all cash salary foregone after the year ends if the free cash flow budget were to be exceeded by more than 20%. Only after the performance goals under our Fiscal 2015 performance-based bonus program were exceeded and all employee bonuses were funded, was Mr. Lewis able to earn back his Fiscal 2015 base cash salary foregone. He was able to earn back $1 of foregone salary for every $3 over which we exceed the free cash flow goal. Based on the Company's performance, Mr. Lewis earned back his full Fiscal 2015 cash salary.

(2)
For Fiscal 2015, represents, as determined under FASB ASC Topic 718, Stock Compensation (i) the aggregate grant date fair value of time-based RSUs granted to the named executive officers (with the exception of Mr. Lewis) in Fiscal 2015 and (ii) the aggregate grant date fair value of the PSUs granted to each of the named executive officers (with the exception of Ms. Yang and Mr. Hammond) in Fiscal 2015, based on the probable outcome of the performance goals under ASC 718, which was 100% of the target. Assumptions used to calculate these amounts are included in Note 9, "Share-based compensation," to our consolidated financial statements for the year ended March 31, 2015, which are included in our Original Report.

(3)
The maximum potential value of the PSUs granted to the named executive officers receiving PSUs in Fiscal 2015 assuming the highest level of performance achievement is: $3,944,468 for Mr. Lewis, $1,039,220 for Mr. Skarupa and $831,376 for Mr. Bannon. The named executive officers may never realize any value from the PSUs. The two year licensing revenue goal for this Fiscal 2014 PSUs was set at a challenging level and the goal was not achieved. As such the Fiscal 2014 PSU awards, as determined under FASB ASC Topic 718, Stock Compensation, represented the aggregate grant date fair value of the PSUs granted to each Messrs. Lewis, Skarupa and Bannon in Fiscal 2014, based on the probable outcome of the performance goals under ASC 718, which was zero. Had the performance goals had been achieved, the value of the PSUs granted to the named executive officers in Fiscal 2014 assuming the target level of performance achievement would have been: $2,502,808 for Mr. Lewis, $626,809 for Mr. Skarupa and $501,459 for Mr. Bannon. The Fiscal 2014 PSUs have been forfeited for failure to meet the goals.

(4)
Represents the amount of the Fiscal 2015 performance-based bonuses that was earned and paid under the 2010 Management Incentive Plan in cash, which was equivalent to 100% of each named executive officer's target bonus for Fiscal 2015. Further details on the Fiscal 2015 performance-based bonuses are described in "Fiscal 2015 performance-based bonus targets and total award amounts" above and the "Grants of plan-based awards- Fiscal 2015" table below.

(5)
Unless otherwise indicated, the amounts in this column consist of matching contributions made by us in cash under our tax-qualified 401(k) retirement savings plan.

(6)
Includes annual automobile allowance of $7,788.50.

(7)
Ms. Yang joined the Company on April 1, 2014 and became a named executive officer when she was promoted to Executive Vice President, General Counsel and Secretary in July, 2015.

(8)
Ms. Yang's Fiscal 2015 salary reflects her salary as Executive Vice President, General Counsel and Secretary starting in July, 2015 and her salary prior to her promotion.

(9)
Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all option awards granted to Ms. Yang or Mr. Hammond in Fiscal 2015 and which are described in the "Grants of plan-based awards—Fiscal 2015" table below. Assumptions used to calculate these amounts are included in Note 9, "Share-based compensation," to our consolidated financial statements for the year ended March 31, 2015, which are included in our Original Report.

(10)
Mr. Hammond joined the Company in May, 2014 and was a named executive officer until his status changed in February, 2015 (he is still employed by the Company).

(11)
Mr. Hammond's Fiscal 2015 performance-based bonus was 100% of his target bonus for Fiscal 2015 and then prorated based on his date of hire.

Grants of plan-based awards—Fiscal 2015

        The following table provides information on cash-based and equity-based awards granted in Fiscal 2015 to the named executive officers:

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other Stock Awards: Number of Shares of Stock or	All other Option Awards: Number of Securities underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and

Name	Award Type	Grant Date	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Options (#) (4)	Awards ($/Sh)	Option Awards (5)

Michael V. Lewis	Performance Bonus	—	$840,000		$1,260,000	—	—	—	—	—	—	—
	PSU	6/3/2014	—		—	86,350	172,700	345,400	—	—	—	$1,972,234
Andrew A. Skarupa	Performance Bonus	—	$360,000		$540,000	—	—	—	—	—	—	—
	PSU	6/3/2014	—		—	22,750	45,500	91,000	—	—	—	$519,610
	RSU	6/3/2014	—		—	—	—	—	45,500	—	—	$519,610
Leo Bannon	Performance Bonus	—	$336,000		$504,000	—	—	—	—	—	—	—
	PSU	6/3/2014	—		—	18,200	36,400	72,800	—	—	—	$415,688
	RSU	6/3/2014	—		—	—	—	—	36,400	—	—	$415,688
Vivian Yang	Performance Bonus	—	$280,000		$420,000	—	—	—	—	—	—	—
	Option	6/3/2014	—		—	—	—	—	—	15,000	$11.42	$90,450
	RSU	6/3/2014	—		—	—	—	—	13,938	—	—	$159,172
	Option	9/16/2014	—		—	—	—	—	—	110,155	$10.09	$597,040
	RSU	9/16/2014	—		—	—	—	—	30,000	—	—	$302,700
William Hammond	Performance Bonus	—	$280,000	(6)	$420,000	—	—	—	—	—	—	—
	Option	6/3/2014	—		—	—	—	—	—	235,000	$11.42	$1,419,400
(1)
Each named executive officer was eligible to earn a Fiscal 2015 performance-based bonus pursuant to his employment agreement as discussed in "Executive employment agreements" and "Fiscal 2015 performance-based bonus targets and total award amounts" and as implemented under the 2010 Management Incentive Plan. The performance bonus for each named executive officer was based on attaining the Company's Fiscal 2015 free cash flow budget target and Adjusted EBITDA goal and individual performance was also secondarily considered. Each named executive officer was eligible to earn a target performance bonus upon the attainment of the FY2015 Targets and could earn up to a maximum amount of 1.5 times his respective target. These target and maximum limits mirrored the Company's approach for our non-executive annual bonus plan. The 2010 Management Incentive Plan also has an annual maximum limit of $5 million that can be paid to any one participant. As described in greater detail in "Fiscal 2015 performance-based bonus targets and total award amounts" above, because achievement of our FY2015 Targets was met, the Compensation Committee determined that the performance bonuses should be paid at each named executive officer's target award for Fiscal 2015.

(2)
Messrs. Lewis, Skarupa and Bannon were each awarded a PSU in Fiscal 2015 under the 2010 Stock Plan as discussed in "Fiscal 2015 compensation decisions-Fiscal 2015 equity awards to named executive officers". The actual number of PSUs that may vest and be issuable to each named executive officer will be between 0% and 200% of the Target Number, depending on the Total Licensing Revenue (TLR) during the Performance Period as compared to the Performance Target. The threshold limit reflects TLR of at least 80% of the Performance Target which will result in stock units equal to 50% of the Target Number being eligible to vest, and the maximum limit reflects TLR of 120% of the Performance Target which will result in stock units equal to 200% of the Target Number being eligible to vest. As described in greater detail in "Fiscal 2015 equity awards to named executive officers" above, the Performance Target is set as a challenging goal; if the performance period for the PSUs awards hypothetically ended on March 31, 2015, 104% of the PSUs would be earned.

(3)
This column represents (i) the time-based RSUs granted on June 3, 2014 that are subject to vesting over a three-year time period with one-third (1/3) vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal quarterly installments over the remaining two years and are subject to the named executive officer's continued service with the Company and include acceleration of vesting, that is generally as described under "Executive employment agreements". The awards in this column as further described in the "Outstanding equity awards at Fiscal 2015 year-end" table below and "Fiscal 2015 equity compensation grants to named executive officers" above.

(4)
The stock options granted to Ms. Yang and Mr. Hammond will vest as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48th of the option vests per month for each of the 36 months following such anniversary, subject to the named executive officer's continued service with the Company.

(5)
In accordance with applicable SEC rules, this column shows (i) the aggregate grant date fair value of the PSUs granted to the named executive officer during Fiscal 2015, based on the probable outcome of the performance goals under ASC 718, which was 100% of the target, (ii) the aggregate grant date fair value of the time-based RSUs granted to the named executive officer during Fiscal 2015 and (iii) the aggregate grant date fair value of the stock options granted to the named executive officer during Fiscal 2015. Fair value is calculated in accordance with FASB ASC Topic 718, Stock Compensation. For additional information on the valuation assumptions, refer to Note 9, "Share-based compensation," to our consolidated financial statements in our Original Report.

(6)
Mr. Hammond's Fiscal 2015 performance-based bonus was 100% of his target bonus for Fiscal 2015 and then prorated based on his date of hire such that he received $256,986 instead of $280,000 for Fiscal 2015.

Executive employment agreements

        In February 2015, our Board unanimously approved new employment agreements with Messrs. Lewis, Skarupa and Bannon and an employment agreements with Ms. Yang and Mr. Hammond. Each of the employment agreements with the named executive officers were executed and effective as of March 25, 2015 by the named executive officers (Mr. Hammond had ceased to have executive officer status prior to that date). Additionally, in connection with entering into their employment agreements, each of the named executive officers was required to enter into an employee invention assignment and confidentiality agreement which contains various restrictive covenants including employee non-solicit obligations. These employment agreements for the ongoing named executive officers replaced and superseded any prior employment agreements and are summarized below.

        Michael Lewis, Chief Executive Officer and Chairman of the Board.    On March 25, 2015, we entered into a new employment agreement with Mr. Lewis which replaced and superseded his prior employment agreement. The agreement provides that Mr. Lewis will continue to serve as Chief Executive Officer and Chairman of the Board.

        Additionally, we have agreed to nominate Mr. Lewis for election to the Board throughout the term of his employment agreement whenever his term as a director comes up for re-election. The initial term of the new agreement ends on March 31, 2018. The terms and conditions of Mr. Lewis' new employment agreement are described in the table below and footnotes.

        Andrew A. Skarupa, Chief Financial Officer.    On March 25, 2015, we entered into a new employment agreement with Mr. Skarupa which replaced and superseded his prior employment agreement. The new agreement provides that Mr. Skarupa will continue to serve as Chief Financial Officer. The initial term of the new agreement ends on March 31, 2017. The terms and conditions of Mr. Skarupa's new employment agreement are described in the table below and footnotes.

        Leo Bannon, Executive Vice President, Global Operations.    On March 25, 2015, we entered into a new employment agreement with Mr. Bannon which replaced and superseded his prior employment agreement. The new agreement provides that Mr. Bannon will serve as Executive Vice President, Global Operations. The initial term of the new agreement ends on March 31, 2017. The terms and conditions of Mr. Bannon's new employment agreement are described in the table below and footnotes.

        Vivian Yang, Executive Vice President, General Counsel and Secretary.    On March 25, 2015, we entered into an employment agreement with Ms. Yang. The employment agreement provides that Ms. Yang will serve as Executive Vice President, General Counsel and Secretary. The initial term of Ms. Yang's agreement ends on March 31, 2017. The terms and conditions of Ms. Yang's employment agreement are described in the table below and footnotes.

        The term of the employment agreement for Mr. Lewis will be automatically extended by one year on April 1, 2018, unless either party has previously provided written notice to not so extend the term, except that the agreement shall in all cases expire no later than (and cannot be extended beyond) March 31, 2019. The term of the employment agreements for Mr. Skarupa, Mr. Bannon and Ms. Yang will be automatically extended by one additional year on April 1, 2017, unless either party has previously provided written notice to not so extend the term, except that the agreements shall in all cases expire no later than (and cannot be extended beyond) March 31, 2019. In the event that the named executive officer's employment continues after the expiration of the term of his employment agreement, then the named executive officer's employment shall continue on an at-will basis and during such at-will period either party can terminate the named executive officer's employment without obligation (including without any obligation to provide severance payments or benefits) and/or we can change any or all of the terms of the named executive officer's employment at any time for any reason or no reason by providing written notice.

        The following table highlights additional items contained in the employment agreements for the ongoing named executive officers.

	Annual target bonus as percentage of salary		Severance payments upon "Qualifying Termination" within the Company "Change in Control" Period		Severance payments upon "Qualifying Termination"		Severance payments upon termination due to death or "disability"		Other
Michael V. Lewis	120%	(1)		(2)		(4)		(6)		(7)(8)
Andrew A. Skarupa	80%	(1)		(3)		(5)		(6)		(7)
Leo Bannon	80%	(1)		(3)		(5)		(6)		(7)
Vivian Yang	80%	(1)		(3)		(5)		(6)		(7)
(1)
The named executive officer will be eligible for an annual cash incentive bonus based on attainment of performance objectives. The named executive officer's employment agreement provides for an annual target bonus amount as a percentage of his or her annual base salary with such target percentage reflected in this column. The actual bonus paid may be more or less than the target amount. It is expected that any bonus payment shall be paid to the named executive officer no later than the 15th day of the third month immediately following the end of the applicable fiscal year.

(2)
If Mr. Lewis is no longer serving as our Chief Executive Officer because his employment as Chief Executive Officer, or his employment with the Company, is terminated either by us without "cause" or by Mr. Lewis for "good reason," as defined in his employment agreement, during the time period that commences on the date that is ninety (90) days before a "change in control" and extends through the date that is twenty-four (24) months after a "change in control," as defined in his employment agreement, then Mr. Lewis will receive: (a) a lump-sum cash payment in an amount equal to 200% of (I) Mr. Lewis' annual base salary and (II) the target annual cash performance bonus that could have been earned during the fiscal year in which the termination occurred assuming that the termination had not occurred, (b) the target annual cash performance bonus multiplied by a fraction, the numerator of which is the number of days of the Company's fiscal year prior to the termination date and the denominator of which is 365 days, (c) 100% of any stock options, restricted stock units, performance stock units, and other equity compensation incentives granted to the named executive officer which are outstanding and unvested as of the termination date shall become fully vested and exercisable as of the later of the named executive officer's termination date or immediately prior to the date of the "change in control", and (d) Company-paid medical insurance premiums and other benefits being received by Mr. Lewis as of his "qualifying termination date," as defined in his employment agreement, after termination for up to 18 months. For purposes of determining the number of shares that will vest pursuant to the foregoing provision with respect to any performance awards, vesting acceleration shall occur, unless otherwise specifically provided in applicable award agreement, at the greater of (x) the target level or (y) the applicable award level as determined in accordance with the performance vesting criteria based on the level of actual performance actually attained through the date of the change in control (if calculable). The cash severance shall be fully paid to Mr. Lewis in a single lump sum payment on the 90th day after his termination date. Further, Mr. Lewis' employment agreement states that he will have no obligation to mitigate any post-employment amounts that are owed to him nor will such amounts be subject to offset. We will condition the payment of the severance benefits upon Mr. Lewis providing a release of claims against us, our affiliates and related parties.

(3)
If the named executive officer's employment with the Company is terminated by us without "cause" or by the named executive officer for "good reason," as defined in his or her employment agreement, during the time period that commences on the date that is ninety (90) days before a change in control and extends through the date that is twenty-four (24) months after a "change in control," as defined in his or her employment agreement, then the named executive officer will receive: (a) a lump-sum cash payment in an amount equal to 150% of (I) the named executive officer's annual base salary and (II) the target annual cash performance bonus that could have been earned during the fiscal year in which the termination occurred assuming that the termination had not occurred, (b) the target annual cash performance bonus multiplied by a fraction, the numerator of which is the number of days of the Company's fiscal year prior to the termination date and the denominator of which is 365 days, (c) 100% of any stock options, restricted stock units, performance stock units, and other equity compensation incentives granted to the named executive officer which are outstanding and unvested as of the termination date shall become fully vested and exercisable as of the later of the named executive officer's termination date or immediately prior to the date of the "change in control", and (d) Company-paid medical insurance premiums being received by the named executive officer as of his or her "termination date," as defined in his or her employment agreement, after termination for up to eighteen (18) months. For purposes of determining the number of shares that will vest pursuant to the foregoing provision with respect to any performance based vesting equity awards that have multiple vesting levels depending upon the level of performance, vesting acceleration shall occur, unless otherwise specifically provided in applicable award agreement, at the greater (x) of the target level or (y) the applicable award level as determined in accordance with the performance vesting criteria based on the level of actual performance actually attained through the date of the Change in Control (if calculable).The cash severance shall be fully paid to the named executive officer in a single lump sum payment on the 90th day after his or her termination date. We will condition the payment of the severance benefits upon the named executive officer providing a release of claims against us, our affiliates and related parties.

(4)
If Mr. Lewis is no longer serving as our Chief Executive Officer because his employment as Chief Executive Officer, or his employment with the Company, is terminated either by us without "cause" or by Mr. Lewis for "good reason," as defined in his employment agreement, then Mr. Lewis will receive: (a) cash payments in an aggregate amount equal to 200% of Mr. Lewis' then annual base salary, with the first installment of cash severance (in an amount equal to three months of his base salary) being paid on the 90th day after the date of his termination and with the remaining amount of cash severance being paid in monthly pro-rata installments commencing four months after the date of his termination such that the last installment is paid on the second anniversary of his termination date; (b) a pro-rated portion of his annual cash performance bonus based on the ratio of the number of days he was employed in the performance period and subject to the attainment of the applicable performance objectives for the performance period; (c) Company-paid medical insurance premiums, and all other benefits being provided to him as of his "qualifying termination date," as defined in his employment agreement, after termination for up to 18 months; and (d) all equity-based compensation awards granted during the term of his employment agreement that would have vested (where vesting is based solely on continued employment) may become additionally vested as if his termination date had occurred twenty-four (24) months later; provided however, that the vesting acceleration shall not apply to any portion of any performance awards which are/were forfeited due to failure to achieve the requisite performance objectives. If any portion of such equity-based compensation awards vest on an annual or cliff basis based on continued employment, then the portion of the award that would have vested through the additional twenty-four month period if such award vested on a monthly basis shall also vest and become exercisable. Additionally, Mr. Lewis shall be eligible for a discretionary bonus, as determined by the Board or the Compensation Committee, for the portion of the fiscal year he served through the date of the termination. Mr. Lewis' discretionary bonuses, if any, shall be paid no later than the 15th day of the third month immediately following the fiscal year in which the termination occurred. Further, Mr. Lewis' employment agreement states that he will have no obligation to mitigate any post-employment amounts that are owed to him nor will such amounts be subject to offset. We will condition the payment of the severance benefits upon Mr. Lewis providing a release of claims against us, our affiliates and related parties.

(5)
If the named executive officer's employment is terminated by us without "cause" or by the named executive officer for "good reason," as defined in the employment agreement, then the named executive officer will receive: (a) cash payments paid over a ten-month period beginning on the 90th day after the named executive officer's termination date with such payments being paid in monthly pro-rata installments in an aggregate amount equal to 100% of the named executive officer's annual base salary in effect on his or her termination date such that the last installment is paid on the first anniversary of his or her termination date; (b) a pro-rated portion of his or her annual cash performance bonus based on the ratio of the number of days he or she was employed in the performance period and subject to the attainment of the applicable performance objectives for the performance period; (c) accelerate the vesting of any restricted stock units and other time-based vesting equity awards in accordance with their applicable vesting schedules as if the named executive officer had provided an additional 12 months of service to the Company, and (d) Company-paid medical insurance premiums after termination for up to 18 months. We will condition the payment of the severance benefits upon the named executive officer providing a release of claims against us, our affiliates and related parties.

(6)
If the named executive officer's employment is terminated due to his or her death or disability, then the named executive officer will be eligible to receive a pro-rated portion of his or her annual cash performance bonus based on the ratio of the number of days he or she was employed in the performance period and subject to the attainment of the applicable performance objectives for the performance period. Mr. Lewis will additionally be eligible to receive a discretionary bonus, as determined by the board of directors or the Compensation Committee, for the portion of the fiscal year he served through the date of the termination.

(7)
In the event the named executive officer has received payments that are subject to golden parachute excise taxes, then such payments will be reduced to a level that would not subject the named executive officer to golden parachute excise taxes unless, after comparing the value of the payments on an after-tax basis (including the golden parachute excise tax), the named executive officer would be in a better economic position by receiving all payments. Additionally, Mr. Lewis received reimbursement of legal fees he incurred in connection with the execution of his March 2015 employment agreements.

(8)
Upon a "change in control," as defined in Mr. Lewis' employment agreement, wherein (a) Mr. Lewis' unvested equity-based compensation awards are not assumed by or substituted into comparable equity incentives of the acquirer in a "change in control," or (b) the acquirer's shares (into which Mr. Lewis' unvested equity-based compensation awards are converted or substituted) are not publicly-traded on an "Established Securities Market," as defined in the employment agreement, then in either case the unvested equity awards (but excluding any portion of any performance-based vesting awards which are/were forfeited due to failure to achieve the requisite performance objectives) that are then outstanding shall become fully vested and exercisable as of immediately before such "change in control." In addition, if, during the term of the agreement, Mr. Lewis is still employed by us as of the consummation of a "change in control" and the acquirer's shares (into which the equity awards have been converted or substituted) are not publicly traded on an "Established Securities Market" at any time after such "change in control," then the unvested equity awards which are then outstanding shall become fully vested and exercisable as of immediately before the date on which the acquirer's shares are no longer so publicly traded.

Outstanding equity awards at Fiscal 2015 year-end

        The following table shows the number of shares of common stock covered by stock options and also stock units held by the named executive officers as of March 31, 2015.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (13)	Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (14)	Equity incentive plan awards: number of unearned shares, or units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (14)
Michael V. Lewis	300,000	—	—	$16.00	7/14/20
	412,500	—	—	$16.00	7/14/20	(1)
	275,000	25,000	—	$22.92	6/30/21	(2)
			450,000	$11.34	5/7/22	(3)(6)
							5,144	(6)(13)	$65,792
										172,700	(8)	$2,208,888
Andrew A. Skarupa(13)	21,000	—	—	$16.00	7/14/20
	85,704	—	—	$16.00	7/14/20	(1)
	68,169	8,750	—	$22.92	6/30/21	(2)
	70,000	35,000	—	$11.34	5/7/22	(4)
							2,469	(6)	$31,579
							15,000	(7)	$191,850
										45,500	(8)	$581,945
							45,500	(9)	$581,945
Leo Bannon	187,500	37,500	—	$10.82	10/23/21	(5)
	22,500	11,250	—	$11.34	5/7/22	(4)
							12,000	(7)	$153,480
										36,400	(8)	$465,556
							36,400	(9)	$465,556
Vivian Yang	—	15,000		$11.42	6/3/2014	(10)
	—	110,155		$10.09	9/16,2014	(11)
							10,000	(9)	$127,900
							3,938	(9)	$50,367
							30,000	(12)	$383,700
William Hammond		235,000	—	$11.42	6/3/2014	(10)
(1)
These time-based options were granted under the 2010 Stock Plan on July 15, 2010. The vesting commencement date was July 15, 2010 and the options vest as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48 of the option vests per month for each of the 36 months following the month of the one-year anniversary of the vesting commencement date, subject to continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(2)
These time-based options were granted under the 2010 Stock Plan on July 1, 2011. The vesting commencement date was July 1, 2011 and the options vest as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48 of the option vests per month for each of the 36 months following the month of the one-year anniversary of the vesting commencement date, subject to continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(3)
The vesting schedule of this option was modified on June 5, 2013 to vest based on a relative TSR performance objective over a three to five year period from the modification date as measured against a peer group of companies, as further described above in "Fiscal 2014 compensation decisions". The option is subject to potential acceleration of vesting that is described in footnote (5) to the table below under "Hypothetical potential payment estimates".

(4)
These time-based options were granted under the 2010 Stock Plan on May 8, 2012. The vesting commencement date was July 1, 2012 and the options vest as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48 of the option vests per month for each of the 36 months following the month of the one-year anniversary of the vesting commencement date, subject to continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(5)
This time-based option was granted under the 2010 Stock Plan on October 24, 2011. The vesting commencement date was October 24, 2011 and the option vests as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48 of the option vests per month for each of the

  36 months following the month of the one-year anniversary of the vesting commencement date, subject to continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(6)
These time-based stock units were granted under the 2010 Stock Plan on May 8, 2012. The vesting commencement date was July 1, 2012 and the stock units are subject to vesting over a three-year time period with one-third (1/3) vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal quarterly installments over the remaining two years, in all cases subject to the named executive officer's continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(7)
These time-based stock units were granted under the 2010 Stock Plan on June 5, 2013. The vesting commencement date was July 1, 2013 and the stock units are subject to vesting over a three-year time period with one-third (1/3) vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal quarterly installments over the remaining two years, in all cases subject to the named executive officer's continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(8)
These performance-based stock units were granted under the 2010 Stock Plan on June 3, 2014. The number of units reflected on this table reflects the number of units based on target performance, which is the Target Number. The actual number of units that may vest and be issuable to each named executive officer will be between 0% and 200% of that Target Number depending on the TLR during the Performance Period as compared to the Performance Target and as further described above in "Fiscal 2015 compensation decisions", and in all cases subject to the named executive officer's continued service with the Company and potential acceleration of vesting that is described in footnote (6) to the table below under "Hypothetical potential payment estimates".

(9)
These time-based stock units were granted under the 2010 Stock Plan on June 3, 2014. The vesting commencement date was July 1, 2014 and the stock units are subject to vesting over a three-year time period with one-third (1/3) vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal quarterly installments over the remaining two years, in all cases subject to the named executive officer's continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(10)
This time-based option was granted under the 2010 Stock Plan on June 3, 2014. The vesting commencement date was April 1, 2015 and the option vests as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48 of the option vests per month for each of the 36 months following the month of the one-year anniversary of the vesting commencement date, subject to continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(11)
This time-based option was granted under the 2010 Stock Plan on September 16, 2014. The vesting commencement date was April 1, 2015 and the option vests as follows: (i) 1/4 of the option vests on the first anniversary of the vesting commencement date and (ii) an additional 1/48 of the option vests per month for each of the 36 months following the month of the one-year anniversary of the vesting commencement date, subject to continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(12)
These time-based stock units were granted under the 2010 Stock Plan on September 16, 2014. The vesting commencement date was July 21, 2015 and the stock units are subject to vesting over a three-year time period with one-third (1/3) vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal quarterly installments over the remaining two years, in all cases subject to the named executive officer's continued service with the Company and potential acceleration of vesting that is generally as described under "Executive employment agreements".

(13)
All stock options were granted with an exercise price equal to the fair market value of one of our shares of common stock on the date of grant.

(14)
The market values of the stock units were calculated using our closing share price of $12.79 on the last business day of Fiscal 2015.

Option exercises and stock vested—Fiscal 2015

	Option awards		Stock awards (1)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Michael V. Lewis	—	—	38,430	$435,930
Andrew A. Skarupa	134,781	$1,491,353	37,200	$422,824
Leo Bannon	—	—	25,831	$294,628
Vivian Yang	—	—	—	—
William Hammond	—	—	—	—

(1)
The stock awards reflected in this column include the full amount of the RSUs granted on November 25, 2013 that vested during Fiscal 2015. These RSUs were granted to each named executive officer in exchange for 25% of the officer's base salary. The RSUs vest every two weeks; however, vested shares are not distributed to each named executive officer until May 25, 2014 and November 24, 2014. Accordingly, the "Value realized on vesting" column in the table above does not necessarily reflect the value realized by the named executive officer in connection with these awards.

Pension benefits

        We do not maintain any defined benefit pension plans.

Nonqualified deferred compensation

        We do not maintain any nonqualified deferred compensation plans. However, pursuant to our tax-qualified 401(k) retirement savings plan as described below, employees may elect to defer between 1% and 100% of their eligible compensation into the plan on a pre-tax basis, up to annual limits prescribed by the Internal Revenue Service and we make an employer matching contribution to the plan in the amount of up to 100% of the first 4% of eligible compensation that employees defer each year.

Potential payments upon termination or company transaction

Payments made upon resignation or termination for cause

        If a named executive officer resigns or his or her employment is terminated by us for cause, the named executive officer will be entitled only to any accrued and unpaid salary and vested benefits and no severance.

Payments made upon involuntary termination by the Company without cause or for good reason by executive, or company transaction

        If a named executive officer who is party to an employment agreement is involuntarily terminated either without cause by us or by the executive due to a specified good reason, generally the named executive officer will be entitled to a cash payment based on a percentage of his or her base salary and accelerated vesting of at least a portion of his unvested stock options as described above in the "Executive employment agreements" section.

        For purposes of these events, the following definitions are generally applicable:

        "Company transaction" means:

  •
  a merger or consolidation of the Company with or into another company or entity who is not an affiliate of ours; or

  •
  the acquisition of at least 80% of our voting securities by any person other than an affiliate of ours that holds our equity securities; or

  •
  the sale or conveyance of all or substantially all of the Company assets to a person who is not an affiliate of ours.

        "Change in control" means:

  •
  a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with or into another unrelated entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of the voting securities of the Company, such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or

  •
  the acquisition of at least 50% of our voting securities by any person other than an affiliate of ours that holds our equity securities;

  •
  the sale or disposition of all or substantially all of the Company's assets; or

  •
  for purposes of Messer Skarupa, Bannon and Ms. Yang's employment agreements, a Company Transaction" also means the replacement of a majority of the Board during any 12-month period by persons whose appointment or election is not endorsed by a majority of the Board prior to such appointment or election.

        "Cause" as defined in the 2010 Stock Plan generally means (i) dishonesty or fraud, (ii) serious willful misconduct, (iii) unauthorized use or disclosure of confidential information or trade secrets, (iv) conviction or confession of a felony, or (v) any other act or omission by a participant that could reasonably be expected to adversely affect the Company's or a subsidiary's or an affiliate's business, financial condition, prospects and/or reputation.

        "Cause" as defined in the named executive officer employment generally means any of the following acts committed by the executive:

  •
  commission of fraud;

  •
  willful misconduct;

  •
  material violation of Company policies or practices;

  •
  use or disclosure of Confidential Information (as defined in the employment agreement) that is unauthorized by the employment agreement; or performance of any act or omission which, if the named executive officer were prosecuted, would constitute a felony, in each case as determined by the Board (or a committee of members of the Board) whose determination shall be conclusive and binding.

        "Disability" means any medically-determined incapacity due to physical or mental illness which makes the named executive officer unable to perform substantially the duties pertaining to his employment with or without reasonable accommodation for a period of six (6) consecutive months.

        Termination by a named executive officer for "good reason" under their employment agreements generally means any of the following:

  •
  a material diminution in base salary;

  •
  a material diminution in authority, duties, reporting or responsibilities;

  •
  a material change in the geographic location at which the named executive officer must perform services to the Company, which shall be defined to be a relocation of the principal workplace to a new location that is more than thirty miles away; or

  •
  a material breach by the Company of the named executive officer's employment agreement.

        Termination by a named executive officer for "good reason" also requires that the named executive officer provide written notice to the Company describing the existence of any "good reason" condition(s) within ninety (90) days of the date of the initial existence of the condition(s). Upon the Company's receipt of such timely written notice, the Company then has thirty (30) days during which it may cure or remedy the condition(s). If the Company does cure or remedy the condition(s) during the thirty (30) day period then "good reason" will be deemed to have not occurred with respect to such condition(s). If the Company does not cure or remedy the condition(s) during the thirty (30) day period, then the named executive officer's employment with the Company will be terminated for "good reason" as of the day following the expiration of the thirty (30) day cure/remedy period.

Hypothetical potential payment estimates

        The table below provides estimates for compensation payable to each named executive officer under hypothetical termination of employment and change in control scenarios under our compensatory arrangements other than nondiscriminatory arrangements generally available to salaried employees. The amounts shown in the table are estimates and assume the hypothetical involuntary termination or change in control occurred on March 31, 2015, the last day of Fiscal 2015, applying the provisions of the agreements that were in effect as of such date. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.

        For purposes of the hypothetical payment estimates shown in the below table, some of the important assumptions were:

  •
  Executive's rate of base salary as of March 31, 2015;

  •
  Cash out of all stock options (whose vesting is accelerated) at their then intrinsic value;

  •
  Acceleration (and/or partial acceleration, as applicable) of vesting of outstanding stock units and cash out of these stock units at their then intrinsic value;

  •
  Cash severance as provided under the executive's employment agreement in effect as of March 31, 2015;

  •
  Company transaction/change in control occurring on March 31, 2015;

  •
  Termination of executive's employment occurring on March 31, 2015;

  •
  Share price of $12.79 on the last business day of Fiscal 2015;

  •
  The executives' employment agreements that were in effect as of March 31, 2015 were utilized; and

  •
  Each named executive officer was not eligible and would not receive a pro-rated performance bonus as a severance payment upon either an involuntary termination (outside of a Change in Control Period) or death or disability occurring on March 31, 2015.

        Each of the columns in the table below show the total hypothetical payment estimate upon a specified event and the amounts in the columns should not be aggregated across the table.

	Involuntary termination (without cause or resignation by executive for good reason)	Involuntary termination (without cause or resignation by executive for good reason) during a Change in Control Period (1)
Michael V. Lewis
Cash severance (2)	$1,400,000	$1,400,000
Performance based bonus (3)	—	$2,520,000
Continuation of health insurance benefits (4)	$12,200	$12,200
Acceleration of vesting of time-based stock options (5)	—	—
Acceleration of vesting of performance-based stock option (5)	—	$652,500
Acceleration of vesting of time-based stock units (5)	$65,792	$65,792
Acceleration of vesting of performance-based stock units (5)	—	$2,208,833
Total	$1,477,992	$6,859,325	(7)
Andrew A. Skarupa
Cash severance (2)	$450,000	$675,000
Performance based bonus (3)	—	$900,000
Continuation of health insurance benefits (4)	$24,879	$24,879

	Involuntary termination (without cause or resignation by executive for good reason)	Involuntary termination (without cause or resignation by executive for good reason) during a Change in Control Period (1)
Acceleration of vesting of time-based stock options (6)	$50,750	$50,750
Acceleration of vesting of performance-based stock options (6)	—	—
Acceleration of vesting of time-based stock units (6)	$450,451	$805,374
Acceleration of vesting of performance-based stock units (6)	—	$581,945
Total	$976,080	$3,037,948	(7)
Leo Bannon
Cash severance (base salary continuation) (2)	$420,000	$630,000
Performance based bonus (3)	—	$840,000
Continuation of health insurance benefits (4)	$12,200	$12,200
Acceleration of vesting of time-based stock options (6)	$90,187	$90,187
Acceleration of vesting of performance-based stock option (6)	—	—
Acceleration of vesting of time-based stock units (6)	$335,098	$619,036
Acceleration of vesting of performance-based stock units (6)	—	$465,556
Total	$857,485	$2,656,979	(7)
Vivian Yang
Cash severance (base salary continuation) (2)	$350,000	$525,000
Performance based bonus (3)	—	$700,000
Continuation of health insurance benefits (4)	$37,304	$37,304
Acceleration of vesting of time-based stock options (6)	$152,358	$317,969
Acceleration of vesting of performance-based stock option (6)	—	—
Acceleration of vesting of time-based stock units (6)	$291,638	$561,967
Acceleration of vesting of performance-based stock units (6)	—	—
Total	$831,300	$2,142,240	(7)
William Hammond (8)
Cash severance (base salary continuation) (2)	$350,000	$630,000
Performance based bonus (3)	—	—

	Involuntary termination (without cause or resignation by executive for good reason)	Involuntary termination (without cause or resignation by executive for good reason) during a Change in Control Period (1)
Continuation of health insurance benefits (4)	$24,870	$37,304
Acceleration of vesting of time-based stock options (6)	$147,560	$321,950
Acceleration of vesting of performance-based stock option (6)	—	—
Acceleration of vesting of time-based stock units (6)	—	—
Acceleration of vesting of performance-based stock units (6)	—	—
Total	$522,430	$989,254	(7)
(1)
The Change in Control Period is the time period that commences on the date that is ninety (90) days before a change in control and extends through the date that is twenty-four (24) months after a change in control.

(2)
If Mr. Lewis was no longer serving as our Chief Executive Officer because his employment as Chief Executive Officer, or his employment with the Company, was terminated either by us without cause or by Mr. Lewis for good reason whether inside or outside of a Change in Control Period, he would have received monthly cash severance payments over two years in an aggregate amount equal to 200% of his then annual base salary. If the employment of a named executive officer, other than Mr. Lewis, was terminated either by us without cause or by the named executive for good reason, he or she would have received ten monthly cash severance payments in an aggregate amount equal to 100% of his or her then annual base salary if such termination occurred outside of a Change in Control Period or a lump sum cash severance payment in an amount equal to 150% of his or her then annual base salary (180% in the case of Mr. Hammond) if such termination occurred during a Change in Control Period.

(3)
If the employment of a named executive officer, including Mr. Hammond, was terminated either by us without cause or by the named executive officer for good reason outside of a Change in Control Period, he or she would receive a pro-rated portion of his annual cash performance bonus based on the ratio of the number of days he was employed in the performance period and subject to the attainment of the applicable performance objectives for the performance period. For the purposes of this table, we are assuming that the performance objectives were not met and none of the named executive officers would receive a pro-rated cash performance bonus in connection with an involuntary termination outside of a Change in Control Period. If the employment of a named executive officer, other than Mr. Hammond, was terminated either by us without cause or by the named executive officer for good reason in a Change in Control Period, he or she would receive (i) for Mr. Lewis, 200% and for Mr. Skarupa, Mr. Bannon and Ms. Yang, 150% of the target annual cash performance bonus that could have been earned during the fiscal year in which the termination occurred assuming that the termination had not occurred and (ii) the target annual cash performance bonus multiplied by a fraction, the numerator of which is the number of days of the Company's fiscal year prior to the termination date and the denominator of which is 365 days. If the employment Mr. Lewis is terminated either by us without cause or by Mr. Lewis for good reason outside of a Change in Control Period he is also eligible for a discretionary bonus for the portion of the year served through his termination date. For the purposes of this table, we are assuming that Mr. Lewis was not awarded an additional discretionary bonus.

(4)
If the employment of a named executive officer, other than Mr. Hammond, was terminated either by us without cause or by the named executive for good reason, he or she would have received

  Company-paid medical insurance premiums after termination for up to 18 months, whether such termination occurred outside of or during a Change in Control Period. If the employment of Mr. Hammond, was terminated either by us without cause or by Mr. Hammond for good reason, he would have received Company-paid medical insurance premiums after termination for up to 18 months if such termination occurred during a Change in Control Period or for up to 12 months if such termination occurred outside of a Change in Control Period.

(5)
If Mr. Lewis was no longer serving as our Chief Executive Officer because his employment as Chief Executive Officer, or his employment with the Company, was terminated either by us without cause or by Mr. Lewis for good reason, and such termination occurred outside of a Change in Control Period, all of his equity-based compensation awards granted during the term of his employment agreement that would have vested would have become additionally vested as if his termination date had occurred twenty-four (24) months later; provided however, that the vesting acceleration shall not apply to any portion of any performance awards which are/were forfeited due to failure to achieve the requisite performance objectives. The amounts in the table above assume that the requisite performance objectives under Mr. Lewis performance-based stock option and performance based stock units were not achieved. If such termination or event occurred during a Change in Control Period, all of his unvested equity-based compensation awards would have fully vested as of the later of the "qualifying termination date" or immediately prior to the date of the change in control; provided that with respect to any performance awards, vesting acceleration shall occur, unless otherwise specifically provided in applicable award agreement, at the greater of (x) the target level or (y) the applicable award level as determined in accordance with the performance vesting criteria based on the level of actual performance actually attained through the date of the change in control (if calculable). The amounts in the table above assume that the performance based stock units accelerated at the target level. In addition, all of Mr. Lewis' unvested equity-based compensation awards (where vesting is based solely on continued employment) would vest in full upon a Change in Control if not assumed by or substituted into comparable equity incentives or if the acquirer's shares are not publicly-traded on an "Established Securities Market". The per share exercise price of each of Mr. Lewis' outstanding stock options (not including his performance-based stock option) with unvested shares as of March 31, 2015 was greater than the Company's March 31, 2015 share price and therefore the acceleration creates no monetary value for purposes of this table for the acceleration of Mr. Lewis' stock option awards (not including his performance-based stock option).

(6)
If the employment of a named executive officer was terminated either by us without cause or by the named executive officer for good reason outside of a Change in Control Period, all of his or her restricted stock units and other time-based vesting equity awards shall accelerate in accordance with their applicable vesting schedules as if, for Mr. Lewis, he had provided an additional 24 months of service to the Company, and for Mr. Skarupa, Mr. Bannon and Ms. Yang, they had provided an additional 12 months of service to the Company. If such termination or event occurred during a Change in Control Period, all of his or her unvested equity-based compensation awards would have fully vested as of the later of the "qualifying termination date" or immediately prior to the date of the change in control; provided that with respect to any performance awards, vesting acceleration shall occur, unless otherwise specifically provided in applicable award agreement, at the greater of (x) the target level or (y) the applicable award level as determined in accordance with the performance vesting criteria based on the level of actual performance actually attained through the date of the change in control (if calculable). The amounts in the table above assume that the performance based stock units accelerated at the target level.

(7)
In the event the named executive officer was owed payments that would be subject to golden parachute excise taxes, then such payments would be reduced to a level that would not subject the named executive officer to golden parachute excise taxes unless, after comparing the value of the payments on an after-tax basis (including the golden parachute excise tax), the named executive officer would have been in a better economic position by receiving all payments. For purposes of showing the potential payment amounts before any possible reduction due to excise taxes, the numbers reflected in this column assume that there was no reduction.

(8)
The Company did not enter into an employment agreement with Mr. Hammond until after he ceased to be an executive officer. The amounts set forth in the table above as well as in the footnotes reflect what he would be entitled to pursuant to his employment agreement as in effect on March 31, 2015.

Incentive compensation plans

        The Company currently maintains three equity compensation plans: the 2004 Plan, the 2010 Stock Plan and the 2011 Employee Stock Purchase Plan, and also a performance-based bonus compensation program named the 2010 Management Incentive Plan.

2004 Stock Incentive Plan

        The 2004 Plan terminated with respect to issuing new awards on July 21, 2010, the closing date of our IPO, although previously issued and outstanding 2004 Plan awards will continue to be outstanding and governed by the terms of the 2004 Plan and the applicable award agreement.

        The 2004 Plan is currently administered by the Compensation Committee, which has the authority, among other things, to:

  •
  Determine eligibility to receive awards;

  •
  Determine the types and number of shares of stock subject to awards;

  •
  Determine the terms and conditions of awards;

  •
  Delegate administrative duties; and

  •
  Construe and interpret the terms of the plan, award agreements, and other related documents.

        The 2004 Plan provided for the grant of awards to our employees, non-employee directors, consultants, agents, advisors, or independent contractors or those of our affiliates. The 2004 Plan provided for grants in the form of stock options (which could be either incentive stock options or nonqualified stock options), stock appreciation rights, stock, restricted stock, stock units and/or other cash-based awards or other incentives payable in cash or in shares.

        A stock option gives the participant the right to buy a specified number of shares of our common stock for a fixed price during a fixed period of time. While incentive stock options were to be granted only to employees, the 2004 Plan provided that nonstatutory stock options or restricted stock purchase rights were allowed to be granted to any eligible participant. The option exercise price of all stock options granted under the 2004 Plan was determined by the Board, except that the 2004 Plan prohibited any stock option grant at a price that was less than 85% of the fair market value of the stock on the date of grant and any incentive stock option grant at a price that was less than 100% of the fair market value of the stock on the date of grant. Stock options may be exercised as determined by the Board or Compensation Committee, but in no event after the tenth anniversary of the date of grant. The stock option grant agreements generally provide for some or all of the unvested options to vest immediately when certain events occur, including a company transaction. Unvested stock options are subject to forfeiture for non-qualifying terminations of employment.

        As of July17, 2015, 2,010,201 shares have been issued under the 2004 Plan and there were 1,287,980 shares subject to outstanding stock options granted under the 2004 Plan. If any of such outstanding stock options are forfeited or canceled without being exercised then the shares underlying such options will not become available for issuance.

2010 Stock Incentive Plan

        In April 2010, our Board unanimously adopted the RealD Inc. 2010 Stock Incentive Plan, or the 2010 Stock Plan, and in June 2010 our stockholders approved the 2010 Stock Plan. The 2010 Stock Plan replaced the 2004 Plan for all equity-based compensation awards to the named executive officers and other employees. Unless terminated earlier, the 2010 Stock Plan will terminate on April 8, 2020.

        The 2010 Stock Plan is currently administered by the Compensation Committee of our Board, which has the authority, among other things, to:

  •
  determine eligibility to receive awards;

  •
  determine the types and number of shares of stock subject to awards;

  •
  determine the price and terms of awards and the acceleration or waiver of any vesting;

  •
  determine performance goals or forfeiture restrictions and other terms and conditions; and

  •
  construe and interpret the terms of the plan, award agreements and other related documents.

        Any of our employees, directors, non-employee directors and consultants, as determined by the Compensation Committee, may be selected to participate in the 2010 Stock Plan. We may award these individuals with one or more of the following types of awards and all awards will be evidenced by an executed agreement between us and the grantee:

  •
  stock options;

  •
  stock appreciation rights;

  •
  restricted stock awards; or

  •
  stock units.

        Stock options may be granted under the 2010 Stock Plan, including incentive stock options, as defined under Section 422 of the Code, and nonstatutory stock options. A stock option gives the participant the right to buy a specified number of shares of our common stock for a fixed price during a fixed period of time. The exercise price of all stock options granted under the 2010 Stock Plan will be determined by the Compensation Committee except that all options must have an exercise price that is not less than 100% of the fair market value of the underlying shares on the date of grant. The Compensation Committee may, in its discretion, subsequently reduce the exercise price of an option to the then-fair market value of the underlying shares as of the date of such price reduction. Stock options may be exercised as determined by the Compensation Committee, but in no event after the tenth anniversary of the date of grant.

        Stock appreciation rights entitle a participant to receive a payment equal in value to the difference between the fair market value of a share of stock on the date of exercise of the stock appreciation right over the exercise price of the stock appreciation rights. We may pay that amount in cash, in shares of our common stock, or in a combination of both. The exercise price of all stock appreciation rights granted under the 2010 Stock Plan will be determined by the Compensation Committee, except that all stock appreciation rights must have an exercise price that is not less than 100% of the fair market value of the underlying shares on the date of grant. The Compensation Committee may, in its discretion, subsequently reduce the exercise price of a stock appreciation right to the then-fair market value of the underlying shares as of the date of such price reduction.

        A restricted stock award is the grant of shares of our common stock at a price determined by the Compensation Committee (including zero), and which may be subject to a substantial risk of forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or achieving performance goals. During the period of vesting, participants holding shares of restricted stock generally will have full voting and dividend rights with respect to such shares.

        A stock unit is a bookkeeping entry that represents the equivalent of a share of our common stock. A stock unit is similar to a restricted stock award except that participants holding stock units do not have any stockholder rights until the stock unit is settled with shares. Stock units represent an unfunded and unsecured obligation for us and a holder of a stock unit has no rights other than those of a general creditor.

        Subject to certain adjustments in the event of a change in capitalization or similar transaction, as of the April 2010 adoption of the 2010 Stock Plan, we could issue a maximum of 3,750,000 shares of our common stock under the 2010 Stock Plan. Similarly, subject to certain adjustments in the event of a change in capitalization or similar transaction, the maximum aggregate number of shares that may be issued in connection with any type of award, including incentive stock options, under the 2010 Stock Plan was 3,750,000 shares. Additionally, the maximum number of shares available for issuance under the 2010 Stock Plan and that may be issued in connection with any type of award, including incentive stock options, under the 2010 Stock Plan automatically increases, without the need for further approval by our stockholders, each January 1st through and including January 1, 2020, by a number of shares equal to the lesser of (i) 4% of the number of shares issued and outstanding on the immediately preceding December 31 or (ii) 3,000,000 shares or (iii) an amount determined by our Board. Shares subject to awards that expire or are canceled will again become available for issuance under the 2010 Stock Plan.

        Pursuant to the automatic increases under the 2010 Plan described above, effective as of January 1, 2011, our Board authorized an additional 1,950,400 shares that could be issued under the 2010 plan, effective as of January 1, 2012, our Board authorized an additional 2,178,750 shares that could be issued under the 2010 Stock Plan, effective as of January 1, 2013, our Board authorized an additional 2,008,109 shares that could be issued under the 2010 Stock Plan, effective as of January 1, 2014, our Board authorized an additional 1,970,372 shares that could be issued under the 2010 Stock Plan, and effective as of January 1, 2015, our Board authorized an additional 2,012,778 that could be issued under the 2010 Stock Plan so that a new maximum total of 13,870,409 shares could be issued under the 2010 Stock Plan. As of July 17, 2015, a maximum of 13,870,409 shares have been authorized for issuance under the 2010 Stock Plan, there were 7,807,956 shares subject to outstanding stock options and stock units granted under the 2010 Stock Plan, and 6,062,453 shares remained available for the grant of new stock awards under the 2010 Stock Plan.

        To the extent that an award is intended to qualify as performance-based compensation under Section 162(m) of the Code, then the maximum number of shares of common stock issuable in the form of each type of award under the 2010 Stock Plan to any one participant during a fiscal year shall not exceed 3,000,000 shares, in each case with such limit increased to 6,000,000 shares for grants occurring in a participant's year of hire. Additionally, no participant shall receive in excess of the aggregate amount of 3,000,000 shares pursuant to all awards issued under the 2010 Stock Plan during any fiscal year, with such aggregate limit increased to 6,000,000 shares for awards occurring in a participant's fiscal year of hire or during the first fiscal year that a participant becomes a covered employee whose compensation is subject to the tax deduction limits of Section 162(m) of the Code.

        The 2010 Stock Plan provides that in the event there is a change in control and the applicable agreement of merger or reorganization provides for assumption or continuation of the awards, no acceleration of vesting shall occur. In the event that a change in control occurs with respect to us and there is no assumption or continuation of awards, all outstanding awards under the 2010 Stock Plan shall vest and become exercisable as of immediately before such change in control. The term "change in control" under the 2010 Stock Plan is generally defined to include: (i) a merger or consolidation of the Company with or into another unrelated entity, (ii) the acquisition, pursuant to a statutory stock exchange, of at least 80% of our voting securities, (iii) the sale of all or substantially all of our assets or (iv) certain changes in the majority of our Board members during any 24-month consecutive period.

        The 2010 Stock Plan provides our non-employee directors with the ability to receive restricted stock grants or stock units under the 2010 Stock Plan in lieu of their annual cash retainer which is provided to them under our annual non-employee directors' compensation program, as described further in "Compensation of directors."

        Under the 2010 Stock Plan, we may cause the cancellation of any award, request reimbursement of any award by a participant and effect any other right of recoupment of equity or other compensation provided under the 2010 Stock Plan in accordance with our policies and/or applicable law. In addition, a participant in the 2010 Stock Plan may be required to repay us certain previously paid compensation, whether provided under the 2010 Stock Plan or an award agreement under the 2010 Stock Plan, in accordance with any recoupment policy of the Company.

        The Board may terminate, amend or modify the 2010 Stock Plan at any time; however, stockholder approval will be obtained for any amendment to the extent necessary to comply with any applicable law, regulation or stock exchange rule.

2011 Employee Stock Purchase Plan

        In June 2011, our Board unanimously adopted the RealD Inc. 2011 Employee Stock Purchase Plan, or the ESPP, and in July 2011 our stockholders approved the ESPP.

        Under the ESPP, our employees, including our named executive officers, have an opportunity to acquire our common shares at a specified discount from the fair market value as permitted by Section 423 of the Code. The Compensation Committee will administer the ESPP and the board of directors may amend or terminate the ESPP subject to obtaining any required stockholder approval. The Compensation Committee has approved utilizing six month offering periods and a purchase price discount of 15% from the lower of the fair market value of a common share on the offering date or the purchase date but the Compensation Committee retains the discretion to alter these terms. The ESPP is intended to comply with the requirements of Section 423 of the Code. As required by Section 423 of the Code, participants in the ESPP will generally all have the same rights and privileges.

        We authorized and reserved a total of 500,000 shares of our common stock for issuance under the ESPP. We will make appropriate adjustments to the number of authorized shares and to outstanding purchase rights to prevent dilution or enlargement of participants' rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the ESPP. As of July 17, 2015, 239,223 shares of common stock remained available for issuance under the ESPP.

        The board of directors may terminate, amend or extend the ESPP at any time; however, stockholder approval will be obtained for any amendment to the extent necessary to comply with any applicable law, regulation or stock exchange rule. Unless terminated earlier, the ESPP will terminate on September 30, 2031.

2010 Management Incentive Plan

        In June 2010, our Board unanimously approved a 2010 performance-based bonus compensation program in which our named executive officers are eligible to participate. This bonus plan is named the RealD Inc. 2010 Management Incentive Plan, or the 2010 MIP. The 2010 MIP is intended to be exempt from the compensation deduction limitations imposed by Code Section 162(m) until the first meeting of our stockholders in which our Board members are elected after the end of calendar year 2013. Our Board may amend or terminate the 2010 MIP at any time provided that any such amendment or termination will not adversely affect any outstanding bonus opportunity without the participant's written consent.

        The Compensation Committee administers the 2010 MIP. Guidelines, procedures and mechanics of the plan's administration may be promulgated by resolutions of the committee. Under the 2010 MIP, the Compensation Committee, in its discretion, shall:

  •
  select the participants who will be eligible to earn a bonus under this plan;

  •
  determine the bonus amounts and targets;

  •
  establish any performance goals with respect to a bonus along with any associated performance period(s); and

  •
  prescribe all other terms and conditions of a participant's bonus opportunity.

        Any employee who is an officer of ours within the meaning of Rule 16a-1(f) of the Exchange Act will be eligible to be selected to participate in the 2010 MIP.

        Bonus amounts that have been earned will be paid in cash to a participant on any date designated by the Compensation Committee that occurs during the 2 1/2 month period immediately following the end of the performance period in which the applicable bonus amount was earned or upon an earlier change in control if such earlier-in-time payment would not cause the imposition of taxes under Code Section 409A. No one participant may receive bonus payments under the 2010 MIP that in the aggregate exceed $5 million in any fiscal year.

        On and after the date, if any, that compensation paid under the 2010 MIP is subject to the compensation deduction limits imposed by Code Section 162(m), then any bonuses that are intended to qualify as performance-based compensation under Code Section 162(m) shall be administered by the Compensation Committee to comply with the applicable requirements of Code Section 162(m).

        Under the 2010 MIP, we may cause the cancellation of any bonus, request reimbursement of any bonus by a participant and effect any other right of recoupment of equity or other compensation provided under the 2010 MIP in accordance with our policies and/or applicable law. In addition, a participant in the 2010 MIP may be required to repay us certain previously paid compensation, whether provided under the 2010 MIP or a bonus under the 2010 MIP, in accordance with any recoupment policy of ours.

401(k) plan

        The 401(k) retirement savings plan is a defined contribution plan established in accordance with Section 401(a) of the Code. Employees may elect to defer between 1% and 100% of their eligible compensation into the plan on a pre-tax basis, up to annual limits prescribed by the Internal Revenue Service and we make an employer matching contribution to the plan in the amount of up to 100% of the first 4% of eligible compensation that employees defer each year. In general, eligible compensation for purposes of the 401(k) retirement savings plan includes an employee's wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code.

Compensation of directors

        Prior to our IPO in July 2010, we generally did not provide any cash or equity compensation to our non-employee directors or grant any stock awards to our non-employee directors. While we previously on occasion granted stock options to our non-employee directors in connection with their services, prior to our IPO, we did not have a formal policy in place with respect to such awards.

        Directors who are also one of our employees, such as Mr. Lewis, do not and will not receive any compensation for their services as our directors while they are also serving as an employee. Directors have been and will continue to be reimbursed for travel and other expenses directly related to activities as directors. Directors are also entitled to the protection provided by the indemnification provisions in our current certificate of incorporation and bylaws, and indemnification agreements.

        We maintain a compensation program for non-employee directors which provides for automatic cash and equity compensation to each of our non-employee directors. The program was originally adopted by the board of directors in April 2010 in connection with our IPO and subsequently approved by the board of directors for each subsequent fiscal year. The terms of the program for Fiscal 2015 are described below, which remain unchanged from the terms of the program for Fiscal 2014. Mr. Biondi serves as the lead independent director of our board of directors until his successor has been duly appointed and qualified or until his earlier resignation or removal. The lead director will (i) preside at executive sessions of the non-management and/or independent directors, (ii) preside at meetings of the board of directors in the absence of the chairperson of our board of directors, (iii) review agendas for board of directors meetings and (iv) assume such other functions as the board of directors may deem appropriate.

        The following table presents our non-employee director compensation program for Fiscal 2015. The Compensation Committee did not make any changes to the non-employee director compensation program for Fiscal 2016.

Elements:	Cash retainer/fees	Annual restricted stock units award
Annual retainer	$35,000	$135,000
Newly-elected director one-time payment	—	$50,000
Chairman and Lead Independent Director	$25,000	—
Audit committee chair	$15,000	—
Compensation Committee chair	$10,000	—
Nominating and governance committee chair	$7,500	—
Attendance at meetings:
In-person meeting—in-person attendance	$1,500 per meeting	—
In-person meeting—telephonic attendance	$1,000 per meeting	—
Telephonic meeting	$1,500 per meeting	—
Telephonic meeting (lasting less than 30 minutes)	$1,000 per meeting	—

        Continuing directors were provided an annual stock units award in addition to a cash retainer to encourage directors to have a direct and material investment in our common stock. This stock units award vests at the rate of 1/12 per month on the first day of each of the 12 months following the month of the grant date, subject to continued service on our Board. This annual stock units award will be pro-rated for service if a director joins mid-year, which is measured from annual stockholder meeting to annual stockholder meeting. For Fiscal 2015, the annual stock unit awards were granted on

August 8, 2014 (which was the date of our annual meeting of stockholders) when our share price was $9.43 and the award covered 14,316 shares.

        Shares underlying stock units awards, including any accumulated dividends, will be distributed, become salable and create taxable income at the sooner to occur of five years from the date of grant, separation from the Board, or a change in control, as defined in the stock units agreement. In addition, the vesting of a director's stock unit award(s) will fully accelerate upon the earlier to occur of a change in control (as defined in the stock units agreement) or termination of the director's service because of death or disability (as defined in the stock units agreement).

        Continuing directors are also provided an annual cash retainer that is paid in equal installments on a quarterly basis for each of our non-employee directors. Each director may also defer payment of all or a portion, in an amount equal to at least 50% of his or her annual cash retainer fee, into a stock unit account. The election must be made prior to the beginning of the annual board of directors cycle, which the Board has decided shall be each July 1 and such election may need to be made earlier as necessary to comply with Section 409A of the Code. The Board retains the ability to change this cycle under the 2010 Stock Plan. The number of stock units to be credited to each director's account is determined based on dividing the dollar amount of the deferred compensation by the closing price of a share of our common stock on the date of grant of the stock unit award.

        In addition to the annual stock units award and cash retainer referenced in the above table, a newly elected director will also receive a special one-time stock units award, valued at $50,000, in connection with his or her commencement of service on the Board. The one-time stock units award has similar terms to those of the annual stock units award except that it will vest at the rate of 1/24 per month on the first day of each of the 24 months following the month of the grant date, subject to continued service on the Board. In addition, the vesting of a newly elected director's one-time stock unit award will fully accelerate upon the earlier to occur of a change in control (as defined in the stock units agreement) or termination of the director's service because of death or disability (as defined in the stock unit agreement). The special one-time $50,000 cash payment, like the annual cash retainer, may be deferred, in an amount equal to at least 50% of the director's special one-time cash payment, into a stock unit account.

        To promote long-term alignment of directors and stockholder interests, we require a five-year holding period for each of the stock unit grants and we also maintain stock ownership guidelines for our non-employee directors. These guidelines currently require that the directors own common stock with a value that equals or exceeds five times their annual cash retainer (excluding the cash retainers received, if any, for serving on any of our committees and excluding meeting fees). The shares underlying a director's stock units (both vested and unvested) count towards the stock ownership requirement, but shares underlying unexercised stock options (if any) do not count towards this requirement. Until the stock ownership guidelines are satisfied, all net after-tax profit shares must be held after stock units are settled with shares or after exercise of stock options. This mandatory share retention requirement is released during any time period that the director has satisfied the stock ownership guidelines.

Director Compensation—Fiscal 2015

Name	Fees earned or paid in cash	Stock Awards (1)	All Other Compensation	Total
Laura Alber	$62,000	$135,000	—	$197,000
Frank Biondi	$103,500	$135,000	—	$238,500
Richard L. Grand-Jean	$78,500	$135,000	—	$213,500
David Habiger	$68,000	$135,000	—	$203,000
P. Gordon Hodge	$88,500	$135,000	—	$223,500
Sherry Lansing	$56,000	$135,000	—	$191,000

(1)
Represents the aggregate grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all stock units granted to the director during Fiscal 2015. Assumptions used to calculate the fair market value of a common share for these awards are included in Note 9, "Share-based compensation," to our consolidated financial statements for the year ended March 31, 2015 which are included in our Form 10-K that was filed with the SEC on June 12, 2015.

        As of March 31, 2015, our current non-employee directors held the following number of outstanding stock options and stock awards:

Name	Unvested Restricted Stock Units	Vested Restricted Stock Units
Laura Alber	5,965	32,194
Frank Biondi	5,965	53,581
Richard L. Grand Jean	5,965	53,581
David Habiger	5,965	46,134
P. Gordon Hodge	5,965	53,581
Sherry Lansing	5,965	53,581

Compensation Committee Interlocks and Insider Participation

        None of the members of the Compensation Committee is or has at any time during the past fiscal year been an officer or employee of the Company. None of the members of the Compensation Committee has formerly been an officer of the Company. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the forgoing Compensation Discussion and Analysis with management to be included in the Company's to be included in this Amendment No. 1. Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Amendment No. 1.

        The following Report of the Compensation Committee is not to be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent we specifically request that such information be treated as soliciting material or we specifically incorporate it by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Frank J. Biondi, Chair
David Habiger
Sherry Lansing

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the ownership of the Company's common stock as of June 30, 2015 by: (i) each of our directors; (ii) each of our current executive officers and our named executive officers as defined in Part III—Item 11, "Executive Compensation" of this Amendment No. 1; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.

        This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

        Percentage of beneficial ownership is based on 50,645,890 shares of common stock outstanding as of June 30, 2015. Unless otherwise indicated, the address for the following stockholders is c/o RealD Inc.100 N. Crescent Drive, Suite 200, Beverly Hills, California 90210.

	Shares Beneficially Owned (1)
	Common Stock
	Shares	%
Directors, director nominees and executive officers
Michael V. Lewis (2)	6,545,010	12.6%
Andrew A. Skarupa (3)	319,643	*
Leo Bannon (4)	274,664	*
Vivian Yang (5)	55,842	*
Anthony Marcoly	0	*
Laura J. Alber	35,041	*
Frank J. Biondi	67,646	*
Richard L. Grand-Jean	59,546	*
David Habiger	52,099	*
P. Gordon Hodge	62,246	*
Sherry Lansing	59,546	*
All current directors, director nominees and executive officers as a group (11 persons)	7,531,283	14.4%
5% or greater stockholders
T. Rowe Price Associates, Inc. (6)	3,877,600	7.7%
Bares Capital Management, Inc. (7)	8,168,512	16.1%
BlackRock, Inc. (8)	3,023,300	6.0%
The Vanguard Group (9)	2,643,029	5.2%
Starboard Value LP (10)	4,950,000	9.8%

*
Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying restricted stock units and options held by that person that will vest and be exercisable within 60 days of June 30, 2015 are deemed to be outstanding. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Consists of: (i) 5,315,436 shares of common stock held by Michael V. Lewis Trustee of the MVL Trust dated August 3, 2010, (ii) 49,502 shares of common stock held by Mr. Lewis; (iii) 1,177,500 shares of common stock underlying options that are exercisable within 60 days of June 30, 2015; and (iv) 2,572 shares of common stock underlying restricted stock unit awards that will vest within 60 days of June 30, 2015. Mr. Lewis is the sole trustee of the trust and has sole voting and investment power over all of the shares held by the trust.

(3)
Consists of: (i) 6,182 shares of common stock held by Mr. Skarupa, (ii) 264,560 shares of common stock underlying options that are exercisable within 60 days of June 30, 2015, (iii) 18,901 shares of common stock underlying restricted stock unit awards that will vest within 60 days of June 30, 2015.

(4)
Consists of: (i) 18,891 shares of common stock held by Mr. Bannon, (ii) 241,640 shares of common stock underlying options that are exercisable within 60 days of June 30, 2015 and (iii) 14,133 shares of common stock underlying restricted stock unit awards that will vest within 60 days of June 30, 2015.

(5)
Consists of: (i) 1,977 shares of common stock held by Ms. Yang, (ii) 41,718 shares of common stock underlying options that are exercisable within 60 days of June 30, 2015 and (iii) 12,147 shares of common stock underlying restricted stock unit awards that will vest within 60 days of June 30, 2015.

(6)
The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC on February 10, 2015 by a joint filing group consisting of T. Rowe Price Associates, Inc. ("T. Rowe Associates") and T. Rowe Price Science & Technology Fund, Inc. ("T. Rowe Fund" and together with T. Rowe Associates, the "T. Rowe Entities"), which indicated that (i) T. Rowe Associates has beneficial ownership of all of the reported shares and sole voting power with respect to 696,900 shares, shared voting power with respect to no shares and sole dispositive power with respect to all of the reported shares and (ii) T. Rowe Fund has beneficial ownership and sole voting power with respect to 2,906,400 of the reported shares. The address of the T. Rowe Entities is 100 East Pratt St., Baltimore, MD 21202.

(7)
The ownership information set forth in the table is based on information contained in a statement on Schedule 13G, filed with the SEC on February 17, 2015 by a joint filing group consisting of Bares Capital Management,Inc. ("Bares Capital") and Brian Bares ("Bares" and together with Bares Capital, the "Bares Entities"), which indicated that (i) Bares Capital has beneficial ownership of 7,908,512 shares and sole voting power and sole dispositive power with respect to no shares and (ii) Bares has beneficial ownership of 8,168,512 shares of the reported shares and sole voting power and sole dispositive power with respect to 260,000 of the reported shares. The Bares Entities share voting and dispositive power with respect to all of the reported shares beneficially owned by Bares Capital. Bares Entities address is 12600 Hill Country Blvd., Suite R-230, Austin, TX 78738.

(8)
The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC on January 30, 2015 by BlackRock, Inc. ("Blackrock"), which indicated that such entity has beneficial ownership of all the reported shares and sole voting power with respect to 2,903,152 shares and sole dispositive power with respect to 3,019,304 shares. Blackrock's address is 55 East 52nd Street, New York, NY 10022.

(9)
The ownership information set forth in the table is based on information contained in a statement on Schedule 13G filed with the SEC on February 10, 2015 by The Vanguard Group ("Vanguard"), which indicated that such entity has beneficial ownership of all reported shares and sole voting power with respect to 61,493 shares; sole dispositive power with respect to 2,583,636 shares and shared dispositive power with respect to 59,393 shares. Vanguard's address is 100 Vanguard Blvd., Malvern, PA. 19355.

(10)
The ownership information set forth in the table is based on information contained in a statement on Schedule 13D/A, filed with the SEC on October 29, 2014 by a joint filing group consisting Starboard Value LP ("Starboard Value LP"), Starboard Value and Opportunity Master Fund LTD ("Starboard V&O Fund"), Starboard Value and Opportunity S LLC ("Starboard S LLC"), Starboard Value and Opportunity C LP ("Starboard CLP"), Starboard Value R LP ("Starboard R LP"), Starboard Value R GP LLC ("Starboard R GP" and together with Starboard R LP and

  Starboard C LP, the "Starboard R/C Entities"), Starboard Value GP LLC ("Starboard Value GP"), Starboard Principal Co LP ("Principal Co"), Starboard Principal Co GP LLC ("Principal GP" and together with Principal GP, Principal Co, Starboard Value GP and Starboard Value LP, the "Starboard Value Entities"), Jeffrey C. Smith ("Smith"), Mark R. Mitchell ("Mitchell") and Peter A. Felt ("Felt" and together with Mitchell and Smith, the "Starboard Partners"), which indicated (i) that the Starboard Value Entities have beneficial ownership of all the reported shares and sole voting power and sole dispositive power with respect to all the reported shares; (ii) that the Starboard Partners have beneficial ownership of all of the reported shares and shared voting power and shared dispositive power with respect to all of the reported shares; (iii) that the Starboard V&O Fund has beneficial ownership of 2,892,754 of the reported shares and sole voting and sole dispositive power with respect to 2,892,754 of the reported shares; (iv) that the Starboard R/C Entities have beneficial ownership of 378,813 of the reported shares and sole voting power and sole dispositive power with respect to 378,813 of the reported shares; and (v) that Starboard S LLC has beneficial ownership of 687,374 of the reported shares and sole voting and sole dispositive power with respect to 687,374 of the reported shares. The address of the Starboard Value Entities, the Starboard R/C Entities, Starboard S LLC and the Starboard Partners is 777 Third Avenue, 18th Floor, New York, New York 10017. The address of Starboard V&O Fund is 89 Nexus Way, Camana Bay, PO Box 31106, Grand Cayman KY1-1205, Cayman Islands.

  Equity Compensation Plan Information

          The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of March 31, 2015, including our 2004 Plan, our 2010 Stock Plan and our ESPP. No warrants are outstanding under any of the foregoing plans. All of our equity compensation plans were adopted with the approval of our stockholders.

Plan Category	Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	9,592,199	$13.74	5,965,443	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,592,199	$13.74	5,965,443	(2)

(1)
The weighted average exercise price excludes stock unit awards, which have no exercise price.

(2)
Consists of (i) 5,688,885 shares of common stock available for issuance pursuant to the grant of new stock awards under the 2010 Stock Plan and (ii) 276,358 shares of common stock available for issuance under the ESPP. There was no ongoing offering period and therefore zero shares underlying outstanding purchase rights as of March 31, 2015. There are no further shares available for issuance under the 2004 Plan other than those underlying outstanding stock options as indicated in the "Share of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights" column above.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Other than compensation arrangements with our directors and executive officers, which are described under "Management—Compensation of directors" and "Compensation Discussion and Analysis" above or compensation approved by the Compensation Committee that is earned by executive officers that are not named executive officers, during our last three fiscal years, we were not party to any transactions in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Indemnification agreements

        Our Certificate of Incorporation and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by law. Additionally, as permitted by Delaware law, we have entered into indemnification agreements with each of our directors and executive officers that require us to indemnify such persons, to the fullest extent authorized or permitted under Delaware law, against any and all costs and expenses (including attorneys', witness or other professional fees) actually and reasonably incurred by such persons in connection with the investigation, defense, settlement or appeal of any action, hearing, suit or other proceeding, whether pending, threatened or completed, to which any such person may be made a witness or a party by reason of (1) the fact that such person is or was a director, officer, employee or agent of our Company or its subsidiaries, whether serving in such capacity or otherwise acting at the request of our Company or its subsidiaries and (2) anything done or not done, or alleged to have been done or not done, by such person in that capacity. The indemnification agreements also require us to advance expenses incurred by directors and executive officers within 30 days after receipt of a written request, provided that such persons undertake to repay such amounts if it is ultimately determined that they are not entitled to indemnification. The agreements set forth certain procedures that will apply in the event of a claim for indemnification thereunder, including a presumption that directors and executive officers are entitled to indemnification under the agreements and that we have the burden of proof to overcome that presumption in reaching any contrary determination. We are not required to provide indemnification under these agreements for certain matters, including: (1) indemnification beyond that permitted by Delaware law; (2) indemnification for liabilities for which the director or executive officer is reimbursed pursuant to such insurance as may exist for such person's benefit; (3) indemnification related to disgorgement of profits under Section 16(b) of the Exchange Act; (4) in connection with certain proceedings initiated against us by the director or executive officer; or (5) indemnification for settlements the director or executive officer enters into without our written consent. The indemnification agreements require us to maintain directors' and executive officers' insurance in full force and effect while any director or executive officer continues to serve in such capacity and so long as any such person may incur costs and expenses related to indemnified legal proceedings.

Procedures for related party transactions

        It is our policy that all related party transactions must be reviewed and approved by the Audit Committee. In approving or rejecting such proposed transactions, the Audit Committee considers the relevant facts and circumstances available and deemed relevant to the Audit Committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact of such proposed transaction on a director's independence. The Audit Committee approves only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion. Under our Code of Business Conduct and Ethics, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us.

In addition, they are required to report any potential conflict of interest, including related party transactions, to the Nominating and Corporate Governance Committee, the Audit Committee or our general counsel.

Director Independence

        Our corporate governance guidelines require that a majority of the Board be comprised of "independent directors", as defined under the NYSE director independence standards. Section 303A of the NYSE Listed Company Manual provides that no director qualifies as "independent" unless the board of directors affirmatively determines that such director has no material relationship with the Company. The NYSE Listed Company Manual sets forth specific categories of relationships that disqualify a director from being independent.

        Each year, our Nominating and Corporate Governance Committee reviews the independence of each of our directors under the NYSE listing standards and considers any current or previous employment relationship as well as any relationships or transactions between our Company and our directors or any members of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder). The purpose of this review is to determine whether any relationships or transactions exist that preclude a director from being deemed independent under the NYSE listing standards or are otherwise inconsistent with a determination that the director is independent. To facilitate this process, our Nominating and Corporate Governance Committee reviews directors' responses to our annual Directors' and Officers' Questionnaire, which requires disclosure of each director's and his or her immediate family's relationships to our Company, as well as any potential conflicts of interest that may otherwise be brought to the attention of our Nominating and Corporate Governance Committee.

        Based on its analysis, the Nominating and Corporate Governance Committee affirmatively determined and recommended to the Board, and the Board confirmed, that six of our seven directors, namely Ms. Alber, Mr. Biondi, Mr. Grand-Jean, Mr. Habiger, Mr. Hodge and Ms. Lansing each meet the standards for independence as defined by applicable listing standards of the NYSE and the rules and regulations of the SEC. Our Board has also determined that Mr. Lewis, our Chief Executive Officer, is not "independent" as defined by applicable listing standards of the NYSE. There are no family relationships among any of our directors or executive officers.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

        The following table summarizes the fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Services	Fiscal 2014	Fiscal 2015
Audit Fees	$1,183,250	$1,600,398
Tax Fees	$779,787	$352,007
All Other Fees	$2,000	$31,790

Total	$1,965,037	$1,984,195

  •
  Audit Fees:    Audit fees for fiscal years 2014 and 2015 were for professional services rendered in connection with audits of our consolidated financial statements, statutory audits of our subsidiary companies, quarterly reviews and assistance with documents that we filed with the SEC (including our Forms S-8, 10-Q, 10-K and 8-K).

  •
  Audit-Related Fees:    RealD was not billed any audit-related fees by Ernst & Young LLP in fiscal years 2014 or 2015.

  •
  Tax Fees:    Tax fees for fiscal years 2014 and 2015 were for tax return preparation assistance and expatriate tax services, general tax planning and international tax consulting.

  •
  All Other Fees:    Other fees billed by Ernst & Young LLP for fiscal years 2014 and 2015 related to use of Ernst & Young LLP's online research tool, fees related to foreign studies done in various territories and other miscellaneous matters.

Pre-Approval Policies and Procedures

        Consistent with requirements of the SEC and the Public Company Oversight Board, or PCAOB, regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

        Before engagement of the independent registered public accounting firm for the next year's audit, the independent registered public accounting firm submits a detailed description of services expected to be rendered during that year for each category of services to the audit committee for approval.

        The audit committee pre-approves particular services or categories of services on a case-by-case basis. The fees are budgeted, and the audit committee requires the independent registered public accounting firm and management to report actual fees versus budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee before the independent registered public accounting firm is engaged. All services performed by Ernst & Young LLP for fiscal years 2014 and 2015 were approved in accordance with the Audit Committee's pre-approval guidelines.

PART IV

Item 15.    Exhibits, Financial Statements Schedules

(1)
Financial Statements: See Part III, Item 8, Financial Statements of our Original Report.

(2)
Financial Statements Schedules: No schedules required.

(3)
Exhibits: For a list of exhibits filed with this Amendment No. 1, refer to the exhibit index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealD Inc. (Registrant)
July 29, 2015	By:	/s/ MICHAEL V. LEWIS Michael V. Lewis Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL V. LEWIS Michael V. Lewis	Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2015
/s/ ANDREW A. SKARUPA Andrew A. Skarupa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 29, 2015
/s/ LAURA J. ALBER* Laura J. Alber	Director	July 29, 2015
/s/ FRANK J. BIONDI, JR.* Frank J. Biondi, Jr.	Director	July 29, 2015
/s/ RICHARD L. GRAND-JEAN* Richard L. Grand-Jean	Director	July 29, 2015
/s/ SHERRY LANSING* Sherry Lansing	Director	July 29, 2015
/s/ DAVID HABIGER* David Habiger	Director	July 29, 2015

Signature	Title	Date

/s/ P. GORDON HODGE* P. Gordon Hodge	Director	July 29, 2015

*
Pursuant to Power of Attorney

By:	/s/ MICHAEL V. LEWIS Michael V. Lewis Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.