Form 10-Q
period 2015-06-30
RealD Inc.
filed 2015-08-06
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Yes   ☐        No      ☒

On July 29, 2015, the registrant had 50,921,907 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,042	$60,333
Accounts receivable, net	53,017	26,748
Inventories, net	6,660	8,305
Deferred costs – eyewear	798	80
Prepaid expenses and other current assets	4,707	4,770
Total current assets	128,224	100,236
Property and equipment, net	19,785	20,599
Cinema systems, net	78,246	82,243
Goodwill	10,657	10,657
Other intangibles, net	4,494	4,817
Deferred income taxes	2,819	2,461
Other assets	8,334	8,631
Total assets	$252,559	$229,644
Liabilities and equity
Current liabilities:
Accounts payable	$9,911	$9,652
Accrued expenses and other liabilities	24,146	26,640
Deferred revenue	5,919	5,009
Income taxes payable	1,856	1,619
Deferred income taxes	2,942	2,583
Current portion of Credit Agreement	10,635	7,460
Total current liabilities	55,409	52,963
Credit Agreement, net of current portion	30,040	22,380
Deferred revenue, net of current portion	4,055	3,931
Other long-term liabilities	3,974	4,027
Total liabilities	93,478	83,301
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 50,645 and 50,434 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	377,217	371,689
Accumulated deficit	(219,617)	(226,803)
Accumulated other comprehensive income	1,984	1,960
Total RealD Inc. stockholders’ equity	159,584	146,846
Noncontrolling interest	(503)	(503)
Total equity	159,081	146,343
Total liabilities and equity	$252,559	$229,644

 See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30
	2015	2014
Revenue:
License	$37,134	$35,813
Product and other	16,435	19,406
Total revenue	53,569	55,219
Cost of revenue:
License	10,154	10,848
Product and other	12,475	14,350
Total cost of revenue	22,629	25,198
Gross profit	30,940	30,021
Operating expenses:
Research and development	2,818	3,718
Selling and marketing	5,377	5,781
General and administrative	12,920	11,994
Total operating expenses	21,115	21,493
Operating income	9,825	8,528
Interest expense, net	(354)	(472)
Other income	347	160
Income before income taxes	9,818	8,216
Income tax expense	2,494	2,287
Net income	7,324	5,929
Net income attributable to noncontrolling interest	—	—
Net income attributable to RealD Inc. common stockholders	$7,324	$5,929

Earnings per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.11
Shares used in computing earnings per common share:
Basic	50,794	49,671
Diluted	52,581	52,770

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30
	2015	2014
Net income	$7,324	$5,929
Other comprehensive income, net of tax:
Foreign currency translation gains	24	262
Other comprehensive income, net of tax	24	262
Comprehensive income	$7,348	$6,191

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended June 30
	2015	2014
Cash flows from operating activities
Net income	$7,324	$5,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,561	9,813
Deferred income tax	1	(1)
Non-cash interest expense	92	38
Non-cash stock compensation	4,413	3,971
Non-cash bad debt expense	(860)	118
Loss on disposal of property and equipment	—	9
Impairment of long-lived assets and related purchase commitments	389	1,016
Changes in operating assets and liabilities:	0	0
Accounts receivable	(25,409)	(11,172)
Inventories	1,645	1,212
Prepaid expenses and other current assets	65	1,320
Deferred costs - eyewear	(718)	(564)
Other assets	205	(2,283)
Accounts payable	259	(468)
Accrued expenses and other liabilities	(2,494)	694
Other long-term liabilities	(53)	(202)
Income taxes receivable/payable	235	(454)
Deferred revenue	1,034	(2,213)
Net cash provided by (used in) operating activities	(4,311)	6,763

Cash flows from investing activities
Purchases of property and equipment	(571)	(2,895)
Purchases of cinema systems and related components	(3,660)	(5,187)
Proceeds from sale of property and equipment	—	67
Net cash used in investing activities	(4,231)	(8,015)

Cash flows from financing activities
Proceeds from Credit Agreement	12,700	37,300
Repayments on Credit Agreement	(1,865)	(36,250)
Payments of debt issuance costs	—	(895)
Proceeds from exercise of stock options	741	2,010
Proceeds from employee stock purchase plan	374	—
Repurchase of statutory withholdings of stock issued for restricted stock units	(138)	(269)
Net cash provided by financing activities	11,812	1,896
Effect of currency exchange rate changes on cash and cash equivalent	(561)	262
Net increase in cash and cash equivalents	2,709	906
Cash and cash equivalents, beginning of period	60,333	28,800
Cash and cash equivalents, end of period	$63,042	$29,706

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” or “RealD” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 refers to RealD Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three months ended June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of the Company’s condensed consolidated financial statements. Accordingly, certain information and footnote disclosure normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

2. Summary of significant accounting policies

Accounting period

The Company’s fiscal year consists of four 3-month periods for a total of 12 calendar months and will end on March 31, 2016.

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

•
effects of allowances that are capitalized on the balance sheet and amortized to the applicable line item on the statement of operations as expense or contra revenue and earned customer incentives when customers do not timely report the activity that result in earned allowances and incentives;

•	customer contract terms on revenue and balance sheet items;

•	impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•	useful lives of intangible assets and tangible assets;

•	timing and amount recognized for performance-based compensation, including bonus, executive salary and executive restricted share units, based on projects of Company performance achievement;

•	the impact of potential future tax consequences of events that have been recognized in the Company’s financial statements;

•	valuation of accruals and allowances;

•	contingency assessments; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

Earnings (loss) per share of common stock

Basic earnings per share of common stock is computed by dividing the net income (loss) attributable to RealD common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

The calculation of the basic and diluted earnings per share of common stock for the three months ended June 30, 2015 and June 30, 2014 was as follows:

	Three months ended June 30
(in thousands, except per share data)	2015	2014
Numerator:
Net income	$7,324	$5,929
Net income attributable to noncontrolling interest	—	—
Net income attributable to RealD Inc. common stockholders	$7,324	$5,929
Denominator:
Weighted-average common shares outstanding (basic)	50,794	49,671
Effect of dilutive securities	1,787	3,099
Weighted-average common shares outstanding (diluted)	52,581	52,770
Earnings per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.11

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2015 and June 30, 2014 was as follows:

	Three months ended June 30
(in thousands)	2015	2014
Options, employee stock purchase plan, restricted stock units and performance stock units	8,926	9,394

Accounts receivable, net

Accounts receivable, net, consists of trade receivables, value-added tax (“VAT”) receivables, other receivables and allowance for doubtful accounts and customer credits. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The allowance for doubtful accounts and customer credits totaled $5.1 million and $5.9 million as of June 30, 2015 and March 31, 2015, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of June 30, 2015 and March 31, 2015, the inventory reserve as a result of the Company’s net realizable value analyses was $21 thousand and $0.1 million, respectively.

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

For the three months ended June 30, 2015 and June 30, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.4 million and $1.0 million, respectively.

Revenue recognition

The Company derives substantially all of its revenue from the license of RealD Cinema Systems and the product sale or use of RealD eyewear. RealD evaluates revenue recognition for transactions using the criteria set forth by the Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 840, Leases, and ASC Topic 605, Revenue Recognition. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company records revenue net of estimated allowances.

The Company assesses revenue arrangements to determine whether multiple deliverables of its products, services and technology exist. For deliverables in multiple-element arrangements, the guidance below is applied for separability and allocation. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:
•The delivered item(s) has value to the client on a stand-alone basis; and

•If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each deliverable and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The following revenue policies are then applied to each unit of accounting, as applicable.

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

Product and other revenue

The Company recognizes product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of the Company’s product revenue from the usage of RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. The Company’s customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to the Company’s fiscal period end. Accordingly, the Company estimates and records such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made. Internationally, the motion picture exhibitors prepays for the RealD eyewear, which is deferred upon receipt of cash and earned upon shipping and transfer of title of the products. There are no estimates made in relation to international sales.

The Company recognizes other revenue, including service revenue, when the consideration is earned and realized or realizable. Ongoing service revenue is recognized on a straight-line basis over the longer of the contractual term or the expected period during which the specified services will be rendered.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income during the three months ended June 30, 2015 and June 30, 2014.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in cost of revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $3.0 million and $2.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

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
General and administrative costs
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, public company costs, bad debt expenses and gain and loss from disposition of assets. Additionally, general and administrative costs include sales, use, goods and services tax and value added tax (collectively, the "transaction taxes") as well as property taxes. For the Company's U.S. and some of its international cinema license and product revenue, the Company absorbs the majority of the transaction taxes. The transaction taxes recognized in general and administrative costs were $1.5 million and $1.4 million for the three months ended June 30, 2015 and June 30, 2014, respectively.
Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606), effective for RealD starting April 1, 2017 (the first quarter of fiscal year 2018). Early application is not permitted. The new standard will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect; the Company has not yet selected a transition method.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which amended GAAP guidance was issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. ASU 2015-11 will be effective for the Company beginning in fiscal 2018. The Company elected not to early adopt and is currently evaluating the impact that the adoption of ASU 2015-11 may have on its consolidated financial statements.

3. Cinema Systems and Property & Equipment

Tangible fixed assets consist of the following:

(in thousands)	June 30, 2015	March 31, 2015
RealD Cinema Systems	$210,627	$208,056
Leasehold improvements	17,061	16,974
Machinery and equipment	5,901	5,791
Furniture and fixtures	1,257	1,238
Computer equipment and software	10,959	10,581
Construction in process	261	565
Total	$246,066	$243,205
Less accumulated depreciation	(148,035)	(140,363)
Cinema Systems and Property & Equipment, net	$98,031	$102,842

Depreciation expense amounted to $9.2 million and $9.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

4. Goodwill and other intangibles, net
Goodwill and other intangibles, net, consist of the following at:

	June 30, 2015		March 31, 2015
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$9,324	$4,830	$9,324	$4,507
Goodwill	10,657	—	10,657	—
Total	$19,981	$4,830	$19,981	$4,507
Amortization expense amounted to $0.3 million and $0.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively.
At June 30, 2015, the remaining amortization expense is estimated to be as follows (in thousands):

Remainder of fiscal year 2016	$980
Fiscal year 2017	1,300
Fiscal year 2018	1,287
Fiscal year 2019	306
Fiscal year 2020	129
Thereafter	492
Total	$4,494
Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 4.3 years) using the straight-line method.

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

The Company purchases foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forcasted payments and expenses denominated in certain foreign currencies. As of June 30, 2015, RealD had outstanding forward contracts based on Great Britain Pound and Euro with notional amounts totaling $1.1 million. The fair value measurement of the derivative instruments was as follows:

(in thousands)
Fair value measurement as of June 30, 2015:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Derivatives:
Foreign currency forward contracts	$—	$136	$—	$136
Total assets	$—	$136	$—	$136

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

As of March 31, 2015, the carrying amount of the Company’s foreign currency forward contracts was $0.4 million.

For the three months ended June 30, 2015, the net gain related to the change in fair value of the Company's foreign currency forward contracts was $0.3 million and classified as other income. For the three months ended June 30, 2014, the net gain related to the change in fair value of the Company’s foreign currency forward contracts was immaterial. Foreign currency master agreements typically allow the netting of receivables and payables.

The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not currently anticipate nonperformance by the counterparties.

6. Cost Reduction Plans

Over the past several quarters, the Company announced plans to reduce the overall costs of its global operations (the "Cost Reduction Plans"). The Cost Reduction Plans were primarily a response to the anticipated impact on the Company’s financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that the Company’s 3D cinema business is maturing in many markets like the United States in which the Company expected equipment installations to continue to slow. As part of the Cost Reduction Plans, the Company reduced its staff, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. The Company further focused the expansion of its global cinema platform on emerging growth markets and higher performing motion picture exhibitors.

The Company accounts for the Cost Reduction Plans in accordance with the Accounting Standards Codification, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans workforce reduction and commencement of the relocation of manufacturing, the Company incurred termination and other charges totaling approximately $6.1 million through March 31, 2015. Charges of $0.2 million have been incurred in the three months ended June 30, 2015. Therefore, the total charges were $6.3 million through June 30, 2015. The following table summarizes the charges resulting from the implementation of the Cost Reduction Plans during the three months ended June 30, 2015 and June 30, 2014 :

	Three months ended June 30
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$3	$(3)	$—	$—	$71	$71
Research and development	3	—	3	—	—	—
Selling and marketing	140	22	162	—	—	—
General and administrative	—	—	—	—	—	—
Total	$146	$19	$165	$—	$71	$71

The following table summarizes the activity resulting from the implementation of the Cost Reduction Plans within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
Charges	146	19	165
(Payments)	(196)	(96)	(292)
Cost reduction plan liabilities as of June 30, 2015	$1,199	$188	$1,387

Additionally, the Company leases office space for its headquarters and its operation / research and development facility that include approximately $5.4 million and $6.1 million, respectively, in leasehold improvements and other items classified as fixed assets (see Note 3 “Cinema Systems and Property & Equipment”). If the Company were to relocate either office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

There is no guarantee that termination and implementation costs will not exceed the estimates, or that any net cost reduction will actually be achieved.

7. Borrowings

2014 Credit Agreement

On June 26, 2014, RealD entered into the Amended and Restated Credit Agreement (the “2014 Credit Agreement”), by and among the Company, as borrower, City National Bank (“City National”), as administrative agent and letter of credit issuer, the other agents from time to time party thereto and the lenders from time to time party thereto (the “Lenders”). The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among the Company, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013 (the "2012 Credit Agreement").

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to RealD:

•
a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the “Revolving Facility”), which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015 and fiscal year 2016, the Company borrowed $37.3 million and the remaining $12.7 million, respectively, under the Term Loan Facility.

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

As of June 30, 2015, $50 million was available under the Revolving Facility and none was available under the Term Loan Facility after taking into account our borrowings under the Term Loan Facility during the first quarter of fiscal year 2015 and 2016 in the amount of $37.3 million and $12.7 million, respectively. As a result, as of June 30, 2015, the Company had $50 million of availability under the 2014 Credit Agreement.

As of June 30, 2015, there was no balance outstanding under the Revolving Facility. The term loan outstanding balance of $40.7 million at June 30, 2015 is to be repaid in 11 quarterly installments of $2.7 million through March 31, 2018 and the remaining $11.4 million principal on June 26, 2018.  The current and non-current portions of the Credit Agreement due as of June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015	March 31, 2015
(in thousands)
Current portion of Credit Agreement	$10,635	$7,460
Credit Agreement, net of current portion	30,040	22,380
Total Credit Agreement	$40,675	$29,840

At June 30, 2015, the Company’s future minimum 2014 Credit Agreement obligations were as follows:

Fiscal year 2016	$7,976
Fiscal year 2017	10,635
Fiscal year 2018	10,635
Fiscal year 2019	11,429
Total	$40,675

Under the 2014 Credit Agreement, RealD’s business is subject to certain limitations, including limitations on the Company’s ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, and sell its assets other than in the ordinary course of business. The Company is also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 30, 2015, RealD was in compliance with all financial covenants in the 2014 Credit Agreement. If the Company fails to comply with any of the covenants or if any other event of default should occur, the Lenders could elect to prevent the Company from borrowing and declare the indebtedness to be immediately due and payable.

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

Loans outstanding under the 2014 Credit Agreement bear interest at the Company’s option at either the Eurodollar rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Eurocurrency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility was 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee between 2.25% to 2.75%, depending on the Company’s leverage ratio, per year, with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at June 30, 2015 or March 31, 2015.

As of June 30, 2015, there were $40.7 million in borrowings outstanding under the 2014 Credit Agreement which bore 2.44% weighted average interest. As of March 31, 2015, there were $29.8 million in borrowings outstanding under the 2014 Credit Agreement, which bore 2.44% weighted average interest. Interest expense related to our borrowings was $0.2 million and $0.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

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

The Company has entered into contracts with certain of its vendors. Future obligations under such contracts totaled $7.9 million at June 30, 2015 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20% of the unused contract.

Contingencies and assessments

The Company is subject to various contingencies and assessments arising in the course of its business, some of which relate to litigation, claims, professional services, customer credits and rebates, system upgrades and maintenances, property taxes, sales and use taxes and tax assessments for goods and services. The Company considers the likelihood of the loss or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss in determining loss contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals are necessary or the amounts accrued should be adjusted. Based on the information presently available, including discussion with counsel and other consultants, management believes that resolution of these matters will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition or cash flows.

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

Share-based compensation expense for all share-based arrangements for the three months ended June 30, 2015 and June 30, 2014 was as follows:

	Three months ended June 30
(in thousands)	2015	2014
Cost of revenue	$308	$191
Research and development	492	626
Selling and marketing	1,286	927
General and administrative	2,327	2,227
Total	$4,413	$3,971

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the three months ended June 30, 2015, the Company granted 0.1 million stock options at a weighted average grant date fair value of $6.66 per share.  For the three months ended June 30, 2015 and June 30, 2014, share-based compensation expense related to stock options and the Company’s employee stock purchase plan was $1.7 million and $2.6 million, respectively.

Certain of the Company’s management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with the Company. The performance goals for the performance stock options are based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, the Company’s Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with the Company. The performance goal is based on the measurement of the Company’s total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the three months ended June 30, 2015 and June 30, 2014, share based compensation expense related to performance stock options was $0.2 million and $0.2 million, respectively.

Certain of the Company’s management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended June 30, 2015, the Company granted 0.3 million performance stock units at a weighted average granted date fair value of $12.63 per performance stock unit. For the three months ended June 30, 2015 and June 30, 2014, share-based compensation expense related to performance stock units was $1.2 million and $0.1 million, respectively.

Certain of the Company’s employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the three months ended June 30, 2015, the Company granted 12 thousand restricted stock units at a weighted average grant date fair value of $12.48 per restricted stock unit. For the three months ended June 30, 2015 and June 30, 2014, share-based compensation expense related to restricted stock units was $1.3 million and $1.2 million, respectively.

10. Income taxes

The Company’s income tax expense for the three months ended June 30, 2015 and June 30, 2014 was $2.5 million and $2.3 million, respectively. The increase in income tax expense for the three months ended June 30, 2015 was due primarily to increased quarterly revenue in foreign jurisdictions where the Company is subject to foreign income taxes. The Company has net operating losses that may potentially be offset against future domestic earnings. The Company files federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, the Company’s United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

As of June 30, 2015, the Company has determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

11. Equity

A summary of the changes in total equity for the three months ended June 30, 2015 was as follows:

(in thousands)	RealD Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance, March 31, 2015	$146,846	$(503)	$146,343
Share-based compensation	4,413	—	4,413
Exercise of stock options	741	—	741
Purchase and distribution of stock under employee stock purchase plan	374	—	374
Repurchase of statutory withholdings of stock issued for restricted stock units	(138)	—	(138)
Comprehensive income:			—
Other comprehensive income, net of tax	24	—	24
Net income	7,324	—	7,324
Total comprehensive income	7,348	—	7,348
Balance, June 30, 2015	$159,584	$(503)	$159,081

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

•
Number of screens.  We refer to motion picture theater screens in the United States or Canada enabled with our RealD Cinema Systems as "domestic screens", motion picture theater screens in China enabled with our RealD Cinema Systems as "China screens" and motion picture theater screens outside the United States, Canada and China enabled with our RealD Cinema Systems as "rest of world screens" or "ROW screens".

•
Number of locations.  We refer to motion picture exhibition complexes in the United States or Canada enabled with our RealD Cinema Systems as "domestic locations", motion picture exhibition complexes in China as "China locations" and motion picture exhibition complexes outside the United States, Canada and China as "rest of world locations" or "ROW locations".

•
Adjusted EBITDA.  We use Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses comprising the non-U.S. GAAP categories "restructuring charges, severance costs and reserves" and "non-recurring expenses" as defined in our 2014 Credit Agreement. We do not consider the preceding adjustments to be indicative of our core operating performance. We consider our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations for that period. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) and for further discussion regarding Adjusted EBITDA, see "Non-U.S. GAAP discussion".

•
Free cash flow. We use free cash flow as a supplemental measure of our performance in liquidity. We define free cash flow as total cash provided by (used in) operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. However, free cash flow is not a recognized measurement under U.S. GAAP, should not be used in a manner that inappropriately implies that the measure represents the residual cash flow available for discretionary expenditures, and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. For a reconciliation of and further discussion regarding free cash flow, see "Non-U.S. GAAP discussion".

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended June 30
(approximate numbers, in millions)	2015	2014
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$458	$387
Estimated box office on RealD international screens	384	400
Total estimated box office on RealD screens	$842	$787

	Three months ended June 30
(approximate numbers)	2015	2014
Number of 3D motion pictures (released domestically during period)	6	10

	June 30, 2015	June 30, 2014
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,650	13,450
Total China RealD-enabled screens	2,150	1,650
Total rest of world RealD-enabled screens	11,200	10,500
Total RealD enabled screens	27,000	25,600

Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	3,000
Total China locations with RealD-enabled screens	350	250
Total rest of world locations with RealD-enabled screens	2,850	2,750
Total locations with RealD enabled screens	6,200	6,000

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

Cinema

As of June 30, 2015, there were approximately 27,000 RealD-enabled screens worldwide as compared to approximately 25,600 RealD-enabled screens worldwide as of June 30, 2014, an increase period over period of 1,400 RealD-enabled screens or 5%. The majority of our increase in installed screens occurred in China, Latin America and Europe. Based on the slate announced by motion picture studios, we anticipate that approximately 30 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2016, including Point Break and sequels and spin-offs to successful major motion picture franchises, such as The Avengers, Jurassic Park, Terminator, Hotel Transylvania, Paranormal Activity, Star Wars, The Nut Job, Kung Fu Panda and The Hunger Games.

Other technologies and research and development

We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended June 30
(in thousands)	2015	2014
Consolidated statements of operations data:
Revenue	$53,569	$55,219
Cost of revenue	22,629	25,198
Gross margin	30,940	30,021
Operating expenses:
Research and development	2,818	3,718
Selling and marketing	5,377	5,781
General and administrative	12,920	11,994
Total operating expenses	21,115	21,493
Operating income	9,825	8,528
Interest expense, net	(354)	(472)
Other income	347	160
Income before income taxes	9,818	8,216
Income tax expense	2,494	2,287
Net income	7,324	5,929
Net income attributable to noncontrolling interest	—	—
Net income attributable to RealD Inc. common stockholders	$7,324	$5,929
Other data:
Adjusted EBITDA (1)	$24,571	$23,399

(1)       Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

Cost Reduction Plans

Over the past several quarters, we announced plans to reduce the overall costs of our global operations. The Cost Reduction Plans were primarily a response to the anticipated impact on our financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that our 3D cinema business has matured in many markets like the United States in which we expected equipment installations to continue to slow. As part of the Cost Reduction Plans, we reduced our staff, rescoped and made other changes to certain research and development projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. We further focused the expansion of our global cinema platform on emerging growth markets and higher performing motion picture exhibitors.

We account for the Cost Reduction Plans in accordance with the Accounting Standards Codification, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans' workforce reduction and commencement of the relocation of manufacturing, we incurred termination and other charges totaling approximately $6.1 million through March 31, 2015. Charges of $0.2 million have been incurred in the three months ended June 30, 2015. Therefore, the total charges were $6.3 million through June 30, 2015. The following table summarizes the charges resulting from the implementation of the Cost Reduction Plans during the three months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$3	$(3)	$—	$—	$71	$71
Research and development	3	—	3	—	—	—
Selling and marketing	140	22	162	—	—	—
General and administrative	—	—	—	—	—	—
Total	$146	$19	$165	$—	$71	$71

The following table summarizes the activity resulting from the implementation of the Cost Reduction Plans within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
Charges	146	19	165
(Payments)	(196)	(96)	(292)
Cost reduction plan liabilities as of June 30, 2015	$1,199	$188	$1,387

On December 4, 2014, we announced additional operating expense savings and capital expenditure reductions projected for fiscal year 2016. There is no guarantee that any cost reduction will actually be achieved.

Additionally, we lease office space for our headquarters and our operations/research and development facility that include approximately $5.4 million and $6.1 million, respectively, in leasehold improvements and other items classified as fixed assets (see Note 3 “Cinema Systems and Property & Equipment”). If we relocated either office, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue

	Three months ended June 30
(in thousands)	2015		2014
Revenue:	Amount	% of Total	Amount	% of Total	Amount change	Percentage change
License revenue
Domestic	$14,671	27%	$13,189	24%	$1,482	11%
China	6,641	12%	5,148	9%	1,493	29%
Rest of World	15,822	30%	17,476	32%	(1,654)	(9)%
International	$22,463	42%	$22,624	41%	$(161)	(1)%
Total license revenue	$37,134	69%	$35,813	65%	$1,321	4%
Product and other revenue
Domestic	$13,366	25%	$12,856	23%	$510	4%
China	535	1%	277	1%	258	93%
Rest of World	2,534	5%	6,273	11%	(3,739)	(60)%
International	$3,069	6%	$6,550	12%	$(3,481)	(53)%
Total product and other revenue	$16,435	31%	$19,406	35%	$(2,971)	(15)%
Total revenue	$53,569	100%	$55,219	100%	$(1,650)	(3)%

Our total revenue for the three months ended June 30, 2015 decreased $1.7 million, or 3%, as compared to the three months ended June 30, 2014. The decrease was primarily due to lower rest of world eyewear revenue and rest of world license revenue resulting from the expiration of existing leasing revenue agreements with certain customers during the three months ended June 30, 2015. These decreases were largely offset by an increase in both domestic and China license revenue resulting from an increase in domestic box office performance and our continuous expansion into emerging markets, such as China, during the period. For the three months ended June 30, 2015, total license revenue in China revenue increased $1.5 million, or 29%, as compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, license revenue from the largest customer in China comprised 61% of our license revenue in China, as compared to 57% for the three months ended June 30, 2014. Further, total China license revenue comprised approximately 30% of total international license revenue for the three months ended June 30, 2015 as compared to approximately 23% for the three months ended June 30, 2014. Our international markets comprised approximately 48% of total revenue for the three months ended June 30, 2015 as compared to approximately 53% for the three months ended June 30, 2014.

For the three months ended June 30, 2015, there were seven motion pictures that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended June 30, 2015 includes admission-based fees related to the following motion pictures: Jurassic World ($8.8 million), Avengers: Age of Ultron ($8.3 million), Fast & Furious 7 ($3.4 million), San Andreas ($2.8 million), Mad Max: Fury Road ($2.5 million), Inside Out ($2.0 million) and Home ($1.3 million).

For the three months ended June 30, 2014, there were nine motion pictures which contributed greater than $1.0 million of admission-based fees to net license revenue. License revenue for the three months ended June 30, 2014 includes admission-based fees related to the following motion pictures: X-Men: Days of Future Past ($5.1 million), Amazing Spider-Man 2 ($4.6 million), Captain America 2: The Winter Soldier ($3.9 million), Godzilla ($3.5 million), Maleficent ($3.5 million), Rio 2 ($3.1 million), Transformers 4: Age of Extinction ($1.7 million), Edge of Tomorrow ($1.5 million) and How to Train Your Dragon 2 ($1.4 million).

License revenues comprised 69% of total revenues for the three months ended June 30, 2015 as compared to 65% for the three months ended June 30, 2014. International license revenues comprised of $22.5 million, or 60% of total license revenues and $22.6 million, or 63% of total license revenue for the three months ended June 30, 2015 and June 30, 2014, respectively.

The $3.0 million decrease in our product and other revenue during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our rest of world markets and increased incentives provided to studios for domestic releases. This decrease in RealD eyewear volume internationally compared to the prior period resulted from the expiration of existing leasing revenue agreements with certain customers. International product revenues totaled $3.1 million, or 19%, of total product revenues and $6.6 million, or 34%, of total product revenues for the three months ended June 30, 2015 and June 30, 2014, respectively.

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions and box office performance of those films.

Cost of Revenue

	Three months ended June 30
	2015		2014
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount change	Amount change
Revenue:
License revenue	$37,134	69%	$35,813	65%	$1,321	4%
Product and other	16,435	31%	19,406	35%	(2,971)	(15)%
Total revenue	$53,569	100%	$55,219	100%	$(1,650)	(3)%
Cost of revenue:
License	$10,154	27%	$10,848	30%	$(694)	(6)%
Product and other	12,475	76%	14,350	74%	(1,875)	(13)%
Total cost of revenue	$22,629	42%	$25,198	46%	$(2,569)	(10)%
Gross profit:
License	$26,980	73%	$24,965	70%	$2,015	8%
Product and other	3,960	24%	5,056	26%	(1,096)	(22)%
Total gross profit	$30,940	58%	$30,021	54%	$919	3%

Both, the three months ended June 30, 2015 and the three months ended June 30, 2014 include expenses discussed under the caption “Cost Reduction Plans”.

For the three months ended June 30, 2015, our total cost of revenue decreased $2.6 million primarily due to lower averaged per pair cost of RealD eyewear and decreased volume of shipments. This decrease in cost of eyewear revenue also impacted total cost of revenue as a percentage of total revenue, which decreased to 42% for the three months ended June 30, 2015, as compared to 46% for the three months ended June 30, 2014.

License cost of revenue for the three months ended June 30, 2015 decreased $0.7 million primarily due to reduced impairment expense related to returned or bad debt associated RealD Cinema Systems and lower depreciation and amortization expenses. Impairment expense totaling $0.4 million and $1.0 million, or 1% and 3% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months ended June 30, 2015 and June 30, 2014, respectively. Depreciation and amortization expense totaling $8.3 million and $8.5 million, or 22% and 24% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months ended June 30, 2015 and June 30, 2014, respectively.

Product and other gross profit decreased $1.1 million during the three months ended June 30, 2015, primarily as a result of decreased volume of shipments, increased incentives provided to studios for domestic releases and partially offset by optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin decreased to 24% for the three months ended June 30, 2015 as compared to 26% for the three months ended June 30, 2014.

Costs associated with our eyewear recycling program are expensed in the period incurred. Recycling costs totaled $1.0 million and $2.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Recycling costs included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Three months ended June 30
(in thousands)	2015	2014	Amount change	Percentage change
Research and development	$2,818	$3,718	$(900)	(24)%
Selling and marketing	5,377	5,781	(404)	(7)%
General and administrative	12,920	11,994	926	8%
Total operating expenses	$21,115	$21,493	$(378)	(2)%

Research and development. Our research and development expenses decreased due to $0.5 million lower personnel costs and $0.4 million lower non-recurring engineering and prototype expenses. The decrease in personnel costs relates to transfer of personnel to other functions within the Company. The decrease in non-recurring engineering and prototype expenses relates to reduced spending in consumer initiatives and cinema laser initiatives for the three months ended June 30, 2015 as compared to the same period in fiscal year 2015. We expect to continue to support research and development of visual technologies for new products and continued investment in our cinema business.

Selling and marketing. Our selling and marketing expenses decreased primarily due to $0.5 million lower incentive compensation resulting from updates in company performance objectives, $0.2 million lower online and other exhibition marketing and associated travel expenses and partially offset by $0.3 million higher stock based compensation expense. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to $1.8 million higher professional and outside service fees and partially offset by $1.0 million lower bad debt expense. The increase in outside services and professional service fees includes $1.4 million increase in legal fees associated with our global patent enforcement and $0.4 in million advisory fees related to our strategic alternatives process, partially offset by decreases in other professional fees. The decrease in bad debt expense resulted from settling previously reserved receivables with customers. We expect to incur increased legal expenses related to our global patent enforcement and our assessment of strategic alternatives.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.4 million and $0.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The decrease in net interest expense was primarily due to decreased weighted average interest rate period-over-period.

Other income (loss).  Our other income for the three months ended June 30, 2015 was $0.3 million as compared to other income of $0.2 million for the three months ended June 30, 2014. Other income increased primarily due to foreign exchange transaction gains related to our operations from international territories.

Income tax.  Our income tax expense for the three months ended June 30, 2015 was $2.5 million compared to $2.3 million for the three months ended June 30, 2014. The income tax expense increased period over period primarily due to increased quarterly revenue in foreign jurisdictions where the Company is subject to foreign income taxes.

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Three months ended June 30
(in thousands)	2015	2014
Operating activities	$(4,311)	$6,763
Investing activities	(4,231)	(8,015)
Financing activities	$11,812	$1,896

Cash flow from operating activities

Both the three months ended June 30, 2015 and the three months ended June 30, 2014 include payments discussed under the caption “Cost Reduction Plans”.

Net cash outflow from operating activities of $4.3 million during the three months ended June 30, 2015 resulted from net income adjusted for non-cash items and increases in accounts receivable, a decrease in accounts payable and accrued expenses and partially offset by decreases in inventory and increases in deferred revenue and customer deposits. The increase in accounts receivable was related to the timing of invoicing and customer collections. The decrease in accounts payable and accrued expenses was due to decreased business activities, resulting in reduced amounts due to vendors and compensation payable to employees. The increase in deferred revenue and customer deposits were due to addition of a sales contract that required an upfront deposit and partially offset by depletion of the existing fixed fee revenue contracts as we focus more on admission based revenue structure.

Operating activities provided cash inflow of $6.8 million during the three months ended June 30, 2014. The cash inflow primarily resulted from net income adjusted for non-cash items, partially offset by increases in accounts receivable. Increases in accounts receivable was related to collections timing and seasonal revenue.

Cash flow from investing activities

For both the three months ended June 30, 2015 and June 30, 2014, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $4.2 million for the three months ended June 30, 2015 and $8.1 million for the three months ended June 30, 2014. We expect to continue to support the growth of our cinema business and existing sales base. Our future capital expenditures may fluctuate depending upon the pace of new system installation or upgrades.

Cash flow from financing activities

Net cash inflow from financing activities for three months ended June 30, 2015 resulted from $12.7 million in proceeds from the 2014 Credit Agreement, $1.1 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $1.9 million quarterly payment on the 2014 Credit Agreement.

Net cash inflow from financing activities for the three months ended June 30, 2014 primarily resulted from $37.3 million in proceeds from the 2014 Credit Agreement, $2.0 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $36.2 million payoff of the 2012 Credit Agreement, the $1.9 million quarterly payment on the 2014 Credit Agreement and the $0.9 million payment of the debt issuance cost related to the completion of the 2014 Credit Agreement.

As of June 30, 2015, there was $40.7 million in debt outstanding under the 2014 Credit Agreement and $50.0 million available to borrow under the 2014 Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes and stock repurchases.

For the three months ended June 30, 2015 and June 30, 2014, proceeds from employee stock option exercises and employee stock plan purchases were $1.1 million and $2.0 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options and warrants in our common stock. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options and warrants.

2014 Credit Agreement

On June 26, 2014, we entered into the Amended and Restated Credit Agreement (the "2014 Credit Agreement") with City National Bank ("City National"), as administrative agent and letter of credit issuer, the other agents and lenders (the "Lenders") from time to time party thereto. The 2014 Credit Agreement amends and restates in its entirety that certain Credit Agreement, dated as of April 19, 2012, with City National and the agents and lenders from time to time party thereto, as amended on October 16, 2013 (as amended, the "2012 Credit Agreement").

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to us:

•
a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million (the “Revolving Facility”), which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million (the “Term Loan Facility”), which matures on June 26, 2018. During the first quarter of fiscal year 2015, we borrowed $37.3 million under the Term Loan Facility and during the first quarter of fiscal year 2016, we borrowed the remaining $12.7 million under the Term Loan Facility.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility was 0.375% of the unused commitment. Additionally, we are charged a letter of credit fee of between 2.25% to 2.75%, depending on our leverage ratio, per year, with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at June 30, 2015 and March 31, 2015.

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

As of June 30, 2015, $50 million was available under the Revolving Facility and none was available under the Term Loan Facility, totaling $50 million of availability under the 2014 Credit Agreement.

Under the 2014 Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 30, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the 2014 Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

As of June 30, 2015, there was no balance outstanding under the Revolving Facility. The outstanding balance of $40.7 million on the Term Loan Facility at June 30, 2015 is to be repaid in 11 quarterly installments of $2.7 million through March 31, 2018 and the remaining $11.4 million principal on June 26, 2018. As of June 30, 2015, our primary sources of liquidity were our cash and cash equivalents of $63 million and the $50 million in funds available under the 2014 Credit Agreement.

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

Pursuant to the stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $67.9 million inception to date. For the three months ended June 30, 2015, there were no stock repurchases.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of June 30, 2015. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA and free cash flow as a supplemental measure of our performance. However, Adjusted EBITDA and free cash flow are not recognized measurements under U.S. GAAP. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our Credit Agreement for the non- U.S. GAAP categories "restructuring charges, severance costs and reserves"and "non-recurring expenses". We do not consider the preceding adjustments to be indicative of our core operating performance. We define free cash flow as total cash provided by (used in) operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations and our liquidity in that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and free cash flow should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items.

Adjusted EBITDA

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30
(in thousands)	2015	2014
Net income	$7,324	$5,929
Add (deduct):
Interest expense, net	354	472
Income tax expense	2,494	2,287
Depreciation and amortization	9,561	9,813
Other (income) (1)	(347)	(160)
Share-based compensation expense (2)	4,413	3,971
Impairment of assets and intangibles (3)	389	1,016
Cost reduction plan (4)	165	71
Non-recurring expenses (5)	218	—
Adjusted EBITDA (6)	$24,571	$23,399

(1)	Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)
Represents share-based compensation expense of nonstatutory and incentive stock options, restricted stock units and performance stock units, and employee stock purchase plan to employees, non-employees, officers and directors.

(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

(4)	Expenses comprising the non-U.S. GAAP category “restructuring charges, severance costs and reserves” as defined in our 2014 Credit Agreement (also see the “Cost Reduction Plans” caption above).

(5)
Expenses under our Credit Agreement for the non-U.S. GAAP category "non-recurring costs and expenses". In fiscal quarter ended June 30, 2015, these expenses represent advisory fees related to our strategic alternatives process.

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

Free cash flow

The following tab sets forth our major sources and (uses) of cash per U.S. GAAP for each period as set forth below:

	Three months ended June 30
(in thousands)	2015	2014
Operating activities	$(4,311)	$6,763
Investing activities	(4,231)	(8,015)
Financing activities	$11,812	$1,896

We define Non-U.S. GAAP free cash flow as total cash provided by (used in) operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Set forth below is a reconciliation of free cash flow to cash provided by (used in) operating activities, the comparable U.S. GAAP, for the following periods indicated:

	Three months ended June 30
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$(4,311)	$6,763
Purchases of property and equipment	(571)	(2,895)
Purchases of cinema systems and related components	(3,660)	(5,187)
Total free cash flow	$(8,542)	$(1,319)

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

•
effects of allowances that are capitalized on the balance sheet and amortized to the applicable line item on the statement of operations as expense or contra revenue and earned customer incentives when customers do not timely report the activity that results in earned allowance and incentives;

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

We assess revenue arrangements to determine whether multiple deliverables of its products, services and technology exist. For deliverables in multiple-element arrangements, the guidance below is applied for separability and allocation. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:
•The delivered item(s) has value to the client on a stand-alone basis; and

•If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each deliverable and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The following revenue policies are then applied to each unit of accounting, as applicable.

License revenue.  License revenue, net of lease incentives and other allowances, is accounted for as an operating lease. License revenue is primarily derived under per-admission, percentage of box office, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated lease incentives, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have fulfilled our obligations specific to the contingent payment received. Certain of our license revenue from leasing RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record domestic licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. We record our international licensing revenue based on actual amounts reported by motion picture exhibitors. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee’s recent payment history and evaluation of the respective customer’s credit-standing.

Product and other revenue.  We recognize product revenue, net of allowances, when title and risk of loss have passed and when there is persuasive evidence of an arrangement, the payment is fixed or determinable, and collectability of payment is reasonably assured. In the United States and Canada, certain of our product revenue from the sale of RealD eyewear is earned upon admission and usage by the motion picture exhibitor’s consumers. Our customers, however, do not report admission or usage information until after the admission and usage has occurred, and such information may be received subsequent to our fiscal period end. Accordingly, we estimate and record such product revenue in the quarter in which the admission and usage occurs, but only when reasonable estimates of such amounts can be made. Internationally, the motion picture exhibitors prepay for RealD eyewear, which is deferred upon receipt of cash and earned upon shipping and transfer of title of the products. There are not estimates made in relation to international sales.

We recognize other revenue, including service revenue, when the consideration is earned and realized or realizable. Ongoing service revenue is recognized on a straight-line basis over the longer of the contractual term or the expected period during which the specified services will be rendered.

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

Share-based compensation expense for all share-based arrangements for the three months ended June 30, 2015 and June 30, 2014 was as follows:

	Three months ended June 30
(in thousands)	2015	2014
Share-based compensation
Cost of revenue	$308	$191
Research and development	492	626
Selling and marketing	1,286	927
General and administrative	2,327	2,227
Total	$4,413	$3,971

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the three months ended June 30, 2015, we granted 0.1 million stock options at a weighted average grant date fair value of $6.66 per share.  For the three months ended June 30, 2015 and June 30, 2014, share-based compensation expense related to stock options and our employee stock purchase plan was $1.7 million and $2.6 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. In June 2013, our Chief Executive Officer’s fiscal year 2013 stock option grant was amended to retroactively change the vesting schedule of the stock option so that it now vests based upon the achievement of performance goals rather than based solely upon Mr. Lewis’ continued service with us. The performance goal is based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. The performance period for this performance stock option is between three and five years. For the three months ended June 30, 2015 and June 30, 2014, share based compensation expense related to performance stock options was $0.2 million and $0.2 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended June 30, 2015 and June 30, 2014, share-based compensation expense related to performance stock units was $1.2 million and $0.1 million, respectively.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the three months ended June 30, 2015, the Company granted 12 thousand restricted stock units at a weighted average grant date fair value of $12.48 per restricted stock unit. For the three months ended June 30, 2015 and June 30, 2014, share-based compensation expense related to restricted stock units was $1.3 million and $1.2 million, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear represent RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analysis of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analysis indicates that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of June 30, 2015 and March 31, 2015, the inventory reserve as a result of the Company’s net realizable value analyses was $21 thousand and $0.1 million, respectively.

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

For the three months ended June 30, 2015 and June 30, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.4 million and $1.0 million, respectively.

Deferred tax asset valuation and tax exposures

As of June 30, 2015, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Contingencies and assessments

We are subject to various contingencies and assessments arising in the course of our business, some of which relate to litigation, claims, professional services, customer credits and rebates, system upgrades and maintenances, property taxes, sales and use taxes and tax assessments for goods and services. We consider the likelihood of the loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss, contingencies and assessments. An estimated loss contingency or assessment is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals are necessary or the accrued amounts should be adjusted. Based on the information presently available, including discussion with counsel and other consultants, management believes that resolution of these matters will not have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.

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
General and administrative costs
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, public company costs, bad debt expenses and gain and loss from disposition of assets. Additionally, general and administrative costs include sales, use, goods and services tax and value added tax (collectively, the "transaction taxes") as well as property taxes. For our U.S. and some of our international cinema license and product revenue, we absorb the majority of the transaction taxes. The transaction taxes recognized in general and administrative costs were $1.5 million and $1.4 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", effective for RealD starting April 1, 2017 (the first quarter of fiscal year 2018). Early application is not permitted. The new standard will be implemented retrospectively with us choosing to either restate prior periods or recognize the cumulative effect; we have not yet selected a transition method.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which amended GAAP guidance was issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. ASU 2015-11 will be effective for us beginning in fiscal 2018. We elected not to early adopt and is currently evaluating the impact that the adoption of ASU 2015-11 may have on our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At June 30, 2015, we had cash and cash equivalents of $63.0 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the Euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the Federal Funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the Euro currency rate for a one month Interest Period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of June 30, 2015, we had $40.7 million in borrowings outstanding under the 2014 Credit Agreement which bore 2.44% weighted average interest.

Foreign currency risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenue has generally been denominated in U.S. dollars, and in recent years, a significant portion of our current revenue has been denominated in U.S. dollars, Chinese yuan, Euro and British pound sterling; however, we expect an increasing portion of our future revenue and operating expenses to be denominated in currencies other than the aforementioned currencies, primarily the Canadian dollar, Latin American currencies, Russian ruble, Japanese yen and Hong Kong dollar. Our operating expenses are generally denominated in the currencies of the countries where our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

As of June 30, 2015, we had outstanding forward contracts based on Great Britain Pound and Euro with notional amounts totaling $1.1 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three months ended June 30, 2015, the net gain related to the change in fair value of the Company's foreign currency forward contracts was $0.3 million. For the three months ended June 30, 2014, the net gain (loss) related to the change in fair value of the Company’s foreign currency forward contracts was immaterial. Foreign currency master agreements typically allow the netting of receivables and payables.

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

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to meet the objective for which they were designed and operate at the reasonable assurance level as a result of the un-remediated material weakness identified during the audit for the fiscal year ended March 31, 2015.

As described in Item 9A in our Annual Report on Form 10K for the fiscal year ended March 31, 2015, the material weakness in the control environment was a result of our failure to:

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business, results of operations, financial condition and/or liquidity. If any of these events or the following risks actually occur, our business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission on June 11, 2015.

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

Our primary licensees in the motion picture industry are motion picture exhibitors. Our license agreements with motion picture exhibitors do not obligate these licensees to deploy a specific number of our RealD Cinema Systems. We cannot predict whether any of our existing motion picture exhibitor licensees will continue to perform under their license agreements with us, whether we or any of our existing motion picture exhibitor licensees may now or in the future be in breach of those agreements or whether our existing motion picture exhibitor licensees will renew their license agreements with us at the end of their term. If our existing motion picture exhibitor licensees do not renew their license agreements with us, negotiate renewals of their license agreements for substantially lesser license fees or with substantial concessions, or seek to take advantage of incentive offered related to securing renewals of existing contracts, our revenue would decline, which would adversely affect our business and results of operations. In addition, if motion picture exhibitors reduce or eliminate the number of 3D motion pictures that are exhibited in theaters, then our revenue could be materially and adversely affected, and motion picture studios may not produce and release 3D motion pictures, which could also adversely affect our financial condition, results of operations and business.

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

Any inability to protect our intellectual property rights could reduce the value of our 3D and other visual technologies and our brands, which could adversely affect our financial condition, results of operations and business.*

Our business is dependent upon our patents, trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our licensees operate, such as China. For example, we believe competitors may be introducing cinema systems similar to our RealD Cinema Systems that potentially infringe on our intellectual property rights in China, Russia and other territories to unfairly compete against us.  While we are actively engaged in the enforcement and protection of our intellectual property rights, the efforts we have taken may not be sufficient or we may not prevail. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

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

We rely on certain significant suppliers for the raw materials used in our RealD Cinema Systems, which are critical to our operations. Our business could be negatively impacted by any financial instability, including insolvency, or any quality or reliability issues with our suppliers’ products, including any undetected or latent defects. In addition, our dependence on these suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. If any of our suppliers are unable to fulfill their obligations to us, or if we are unable to find replacement suppliers in the event of a supply shortage or disruption, we could incur higher costs to secure adequate supplies and risk using lesser quality products, either of which could materially harm our business. Possible shortages or interruptions in the supply of raw materials caused by the inability of our suppliers to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the supply used in our RealD Cinema Systems. Any inability on our part to effectively manage supply chain risk could increase our costs and limit the availability of raw materials that are critical to our operation.

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

The introduction of new 3D and other visual technologies and changes in the way that our competitors operate could harm our business. If we fail to keep up with rapidly changing 3D and other visual technologies or the growth of new and existing opportunities, our 3D and other visual technologies could become less competitive or obsolete.*

Due to technological advances and changing consumer tastes, numerous companies have developed, and are expected to continue to develop, new 3D and other visual technologies that may compete directly with or render our 3D and other visual technologies less competitive or obsolete. We believe that original equipment manufacturers may be working to develop laser-based projection technologies, which may compete with, be incompatible with or render our RealD Cinema Systems obsolete. Competitors may develop alternative 3D and other visual technologies that are more attractive to consumers, content producers and distributors, motion picture exhibitors and others, or more cost effective than our technologies, and compete with or render our 3D and other visual technologies less competitive or obsolete. As a result of this competition, we could lose market share, which could harm our business and operating results. If we are unable to develop and effectively market new 3D and other visual technologies that adequately or competitively address the needs of these changing industries, our business, results of operations and prospects could be materially and adversely affected.

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

We have a limited operating history in several of the industries in which we operate for our research and development projects, which makes it difficult to predict our future prospects and financial performance.*

We have a limited operating history in several of the industries in which we operate for our research and development projects. As such, the potential for future success for our research and development projects will depend on the challenges, uncertainties, expenses and difficulties encountered by us and we cannot predict whether and when any of such projects will be commercially available in the near future or at all. In addition, our research and development projects must be considered in light of our strategic plan to focus on our core business: the innovation and licensing of 3D and other visual technologies for the theater. In connection with this strategic plan, we are actively evaluating alternatives for refocusing and restructuring our research and development efforts through partnering or other means by which we can commercialize these technologies while keeping low or further reducing our cost structure. However, we cannot assure you that any strategic alternative, if identified, evaluated and consummated, will be beneficial to our business or provide greater value to our stockholders.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.*

We are highly leveraged. As of June 30, 2015, our total indebtedness was approximately $40.7 million. Our high degree of leverage could have important consequences, including the following: (i) we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations; (ii) we may be unable to meet our working capital and capital expenditure needs in order to compete successfully in our industry, particularly if we increase our debt obligations under our secured credit facility; (iii) we may be limited in our ability to obtain additional financing in the future, including obtaining additional commitments from our revolving credit facility; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) we may be vulnerable to general adverse economic and industry conditions, including changes in interest rates.

We may borrow additional amounts under our credit facilities to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. As of June 30, 2015, $50 million was available under our revolving credit facility, which matures on June 26, 2017, and none was available under our term loan facility, which matures on June 26, 2018.

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

Additionally, in connection with our cost reduction plans, we intend to relocate our headquarters in Beverly Hills, California, and our operations/research and development facility in Boulder, Colorado, and therefore expect to incur material impairments on leasehold improvements in the future.

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

Our ability to use our net operating loss carryforwards to offset future taxable income could be subject to certain limitations if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.*

While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures”), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of June 30, 2015, we had foreign tax credit carryforwards of approximately $18.8 million for federal income tax purposes that begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.

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

Beginning in the first quarter of fiscal year 2014, we modified our definition of Adjusted EBITDA to align with the Adjusted EBITDA definition under our expanded credit facility. As a result, we no longer add back sales and use tax and property tax to calculate Adjusted EBITDA for financial reporting purposes.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the most comparable U.S. GAAP item, see “Non-U.S. GAAP discussion”.

Risks related to owning our common stock

The price of our common stock may fluctuate significantly and you could lose all or part of your investment as a result.*

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of June 30, 2015, our common stock has subsequently traded as high as $35.60 and as low as $6.41. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, including those factors listed in “—Risks related to our business and our industry” and the following:

•	our quarterly or annual earnings or those of our competitors;

•	the public’s reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of our competitors;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	litigation involving our Company or investigations or audits by regulators into the operations of our Company or our competitors;

•	strategic action by our competitors; and

•	sales of common stock by our directors, executive officers and significant stockholders.

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

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.*

As of June 30, 2015, we had 50,644,541 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our co-founders and certain other pre-IPO stockholders also have registration rights which enable them to cause us to register for sale shares held by them in the public markets. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of June 30, 2015, there were 15,422,411 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 5,327,151 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Our business could be negatively affected by the actions of activist stockholders, and activist activities could impact the market price of our stock.*

Certain activist stockholders have expressed opposition to the Company’s strategic plan and their intent to take actions designed to prevent full implementation of our strategic plan. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction and financial performance may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.

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

As a public company, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.*

 As a public company, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the quarter ended December 31, 2014, our testing, or the subsequent testing by our independent registered public accounting firm, revealed several deficiencies in our internal control over financial reporting that, when aggregated, led us to determine that we have a material weakness in our internal control over financial reporting. For more information, see the risk factor in this section entitled “We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.” We have begun the process to remediate these deficiencies, but this material weakness has not yet been remedied.

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

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.*

We do not expect to pay dividends on shares of our common stock in the foreseeable future, and we intend to use cash generated from operations to continue to grow our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

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

Pursuant to our stock repurchase plan authorized by our board of directors, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $67.9 million inception to date. For the three months ended June 30, 2015, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as became effective on July 15, 2010.	10-Q	001-34818	3.2	July 29, 2011

3.3	Amended and Restated Bylaws as amended and restated July 14, 2015.	8-K	001-34818	3.1	July 14, 2015

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

4.2	Amended and Restated Investors’ Rights Agreement, dated December 24, 2007, by and among the registrant, the founders and the investors named therein.	S-1/A	333-165988	4.2	May 26, 2010

4.3	Amendment and Agreement to Amended and Restated Investors’ Rights Agreement, dated June 11, 2010, by and among the registrant and the other signatories thereto.	S-1/A	333-165988	4.6	June 29, 2010

4.4	Side letter, dated June 25, 2010, to Amended and Restated Investors’ Rights Agreement, as amended.	S-1/A	333-165988	4.8	June 29, 2010

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2015