Form 10-Q
period 2015-09-30
RealD Inc.
filed 2015-11-09
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Yes   ☐        No      ☒

On November 2, 2015, the registrant had 51,131,865 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,925	$60,333
Accounts receivable, net	40,783	26,748
Inventories, net	9,135	8,305
Deferred costs – eyewear	68	80
Prepaid expenses and other current assets	8,001	4,770
Total current assets	134,912	100,236
Property and equipment, net	18,559	20,599
Cinema systems, net	74,174	82,243
Goodwill	10,657	10,657
Other intangibles, net	4,166	4,817
Deferred income taxes	2,461	2,461
Other assets	8,377	8,631
Total assets	$253,306	$229,644
Liabilities and equity
Current liabilities:
Accounts payable	$9,802	$9,652
Accrued expenses and other liabilities	27,361	26,640
Deferred revenue	6,602	5,009
Income taxes payable	1,171	1,619
Deferred income taxes	2,583	2,583
Current portion of Credit Agreement	10,635	7,460
Total current liabilities	58,154	52,963
Credit Agreement, net of current portion	27,381	22,380
Deferred revenue, net of current portion	10,993	3,931
Other long-term liabilities	3,926	4,027
Total liabilities	100,454	83,301
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 51,042 and 50,434 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	380,485	371,689
Accumulated deficit	(228,867)	(226,803)
Accumulated other comprehensive income	1,737	1,960
Total RealD Inc. stockholders’ equity	153,355	146,846
Noncontrolling interest	(503)	(503)
Total equity	152,852	146,343
Total liabilities and equity	$253,306	$229,644

 See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30		Six months ended September 30
	2015	2014	2015	2014
Revenue:
License	$25,154	$32,190	$62,288	$68,003
Product and other	13,298	15,578	29,733	34,984
Total revenue	38,452	47,768	92,021	102,987
Cost of revenue:
License	10,107	11,277	20,261	22,125
Product and other	10,420	10,939	22,895	25,289
Total cost of revenue	20,527	22,216	43,156	47,414
Gross profit	17,925	25,552	48,865	55,573
Operating expenses:
Research and development	3,653	6,392	6,471	10,110
Selling and marketing	4,725	5,330	10,102	11,111
General and administrative	15,435	11,156	28,355	23,150
Total operating expenses	23,813	22,878	44,928	44,371
Operating income (loss)	(5,888)	2,674	3,937	11,202
Interest expense, net	(416)	(413)	(770)	(885)
Other loss, net	(1,928)	(1,336)	(1,581)	(1,176)
Income (loss) before income taxes	(8,232)	925	1,586	9,141
Income tax (benefit) expense	(316)	1,676	2,178	3,963
Net income (loss)	(7,916)	(751)	(592)	5,178
Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to RealD Inc. common stockholders	$(7,916)	$(751)	$(592)	$5,178

Earnings (loss) per common share:
Basic	$(0.15)	$(0.02)	$(0.01)	$0.10
Diluted	$(0.15)	$(0.02)	$(0.01)	$0.10
Shares used in computing earnings (loss) per common share:
Basic	51,271	49,783	51,034	49,828
Diluted	51,271	49,783	51,034	51,962

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30		Six months ended September 30
	2015	2014	2015	2014
Net income (loss)	$(7,916)	$(751)	$(592)	$5,178
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (loss)	(247)	209	(223)	471
Other comprehensive income (loss), net of tax	(247)	209	(223)	471
Comprehensive income (loss)	$(8,163)	$(542)	$(815)	$5,649

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended September 30
	2015	2014
Cash flows from operating activities
Net income (loss)	$(592)	$5,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,787	20,005
Deferred income tax	—	4
Non-cash interest expense	182	126
Non-cash stock compensation	7,341	8,233
Non-cash bad debt expense	(153)	—
Loss on disposal of property and equipment	—	(41)
Impairment of long-lived assets and related purchase commitments	811	1,468
Changes in operating assets and liabilities:	0	0
Accounts receivable	(13,882)	8,000
Inventories	(830)	1,315
Prepaid expenses and other current assets	(1,538)	237
Deferred costs - eyewear	12	93
Other assets	72	(2,316)
Accounts payable	150	(4,042)
Accrued expenses and other liabilities	721	1,335
Other long-term liabilities	(101)	(749)
Income taxes receivable/payable	(2,141)	(902)
Deferred revenue	8,655	(3,115)
Net cash provided by operating activities	17,494	34,829

Cash flows from investing activities
Purchases of property and equipment	(674)	(3,448)
Purchases of cinema systems and related components	(7,429)	(8,963)
Proceeds from sale of property and equipment	—	79
Net cash used in investing activities	(8,103)	(12,332)

Cash flows from financing activities
Proceeds from Credit Agreement	12,700	37,300
Repayments on Credit Agreement	(4,524)	(39,980)
Payments of debt issuance costs	—	(895)
Proceeds from exercise of stock options	1,081	2,116
Proceeds from employee stock purchase plan	374	291
Repurchase of statutory withholdings of stock issued for restricted stock units	(1,472)	(697)
Net cash provided by (used in) financing activities	8,159	(1,865)
Effect of currency exchange rate changes on cash and cash equivalents	(958)	471
Net increase in cash and cash equivalents	16,592	21,103
Cash and cash equivalents, beginning of period	60,333	28,800
Cash and cash equivalents, end of period	$76,925	$49,903

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the "Company" or "RealD" in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 refers to RealD Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three months and six months ended September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of the Company’s condensed consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

As further described under Note 13 “Subsequent event”, on November 8, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Rhombus Cinema Holdings, LLC, a Delaware limited liability company, or Purchaser, and Rhombus Merger Sub, Inc., or Merger Sub. Pursuant to the Merger Agreement, and upon the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result, the Company will become a wholly owned subsidiary of Purchaser. Purchaser and Merger Sub are affiliates of Rizvi Traverse Management, LLC. This transaction is referred to herein as the Merger. On November 8, 2015, the Company incurred a $1.5 million liability for advisory services. The transaction is expected to close in the fourth quarter of the Company’s fiscal year ending on March 31, 2016 or shortly thereafter. In certain, circumstances, if the transaction were terminated, the company would be required to pay a fee of $24 million to Purchaser and Merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and applicable disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	licensing revenue terms applied to the timing and number of motion picture exhibitor consumer admissions;

•	domestic eyewear product revenue terms applied to when the usage occurs and the amount of usage;

•	deferred costs of domestic eyewear product shipments;

•
effects of allowances that are capitalized on the balance sheet and amortized to the applicable line item on the statement of operations as expense or contra revenue and earned customer incentives when customers do not timely report the activity that result in earned allowances and incentives;

•	customer contract terms and their effects on revenue and balance sheet items;

•	fair market values of multiple deliverable components relating to sales of product, services and intellectual property;

•	impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•	useful lives of intangible assets and tangible assets;

•	timing and amount recognized for performance-based compensation, including bonus, executive salary and executive restricted stock units, based on projections of the Company's performance achievement;

•	the impact of potential future tax consequences of events that have been recognized in the Company’s financial statements;

•	valuation of accruals and allowances;

•	contingency assessments; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

Earnings (loss) per share of common stock

Basic earnings per share of common stock is computed by dividing the net income (loss) attributable to RealD's common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing income attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares that may be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share of common stock by application of the treasury stock method.

The calculation of the basic and diluted earnings (loss) per share of common stock for the three and six months ended September 30, 2015 and September 30, 2014 was as follows:

	Three months ended September 30		Six months ended September 30
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income (loss)	$(7,916)	$(751)	$(592)	$5,178
Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to RealD Inc. common stockholders	$(7,916)	$(751)	$(592)	$5,178
Denominator:
Weighted-average common shares outstanding (basic)	51,271	49,783	51,034	49,828
Effect of dilutive securities	—	—	—	2,134
Weighted-average common shares outstanding (diluted)	51,271	49,783	51,034	51,962
Earnings (loss) per common share:
Basic	$(0.15)	$(0.02)	$(0.01)	$0.10
Diluted	$(0.15)	$(0.02)	$(0.01)	$0.10

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share of common stock for the three and six months ended September 30, 2015 and September 30, 2014 was as follows:

	Three months ended September 30		Six months ended September 30
(in thousands)	2015	2014	2015	2014
Options, employee stock purchase plan, restricted stock units and performance stock units	8,976	8,697	8,951	9,046

Accounts receivable, net

Accounts receivable, net, consists of trade receivables, value-added tax, or VAT, receivables, other receivables and allowance for doubtful accounts and customer credits. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Estimated accounts receivable that will not be collected is expensed as bad debt expense as part of the Company's general and administrative costs. Credits to the Company's customers are netted against their corresponding revenues. The allowance for doubtful accounts and customer credits totaled $5.4 million and $5.9 million as of September 30, 2015 and March 31, 2015, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear mostly include RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for net realizable value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of September 30, 2015, the inventory reserve as a result of the Company's realizable value analyses was insignificant. As of March 31, 2015, the inventory reserve as a result of the Company’s net realizable value analyses was $0.1 million.

Domestically, the Company provides RealD eyewear free of charge to motion picture exhibitors and then receives a fee from the motion picture studios for the usage of RealD eyewear by the motion picture exhibitors’ consumers. Eyewear shipped from inventory is deferred on the shipment date and then amortized to cost of product revenue according to assumptions related to eyewear usage by consumers. Internationally, the motion picture exhibitors prepay the Company for RealD eyewear ordered. Inventory shipped is recognized to cost of product revenue according to transfer of title. Globally, the Company may provide limited amount of RealD eyewear to motion picture studios for marketing purposes. Inventory shipped for marketing purposes is recognized to sales and marketing expense.

Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, cinema systems, digital projectors and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the long-term asset group carrying value is not recoverable by its estimated future cash flows (its fair value), an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

For the three months ended September 30, 2015 and September 30, 2014, impairment charges for all impaired cinema systems equipped with RealD 3D technology, or RealD Cinema Systems, charged to cost of revenue totaled $0.4 million and $0.5 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.8 million and $1.5 million, respectively.

Revenue recognition

The Company derives substantially all of its revenue from the license of RealD Cinema Systems and the product sale or use of RealD eyewear. RealD evaluates revenue recognition for transactions using the criteria set forth by the Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 840, Leases, and ASC Topic 605, Revenue Recognition. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company records revenue net of estimated allowances.

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

License revenue from RealD Cinema Systems

License revenue, net of lease incentives and other allowances, from RealD Cinema Systems, is accounted for as an operating lease. License revenue from RealD Cinema Systems is primarily derived under per-admission, percentage of box office, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated lease incentives, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside the Company’s control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and the Company has no more obligations to its customers specific to the contingent payment received. Certain of the Company’s license revenue from leasing RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. The Company’s licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to the Company’s fiscal period end. The Company estimates and records domestic licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs, but only when reasonable estimates of such amounts can be made. The Company records its international licensing revenue based on actual amounts reported by motion picture exhibitors. The Company determines that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by the licensee. The Company determines collectability based on an evaluation of the licensee’s recent payment history and evaluation of the respective customer’s credit-standing.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income during the three and six months ended September 30, 2015 and September 30, 2014.

Cost of revenue

Cost of license revenue

Major components of cost of license revenue include depreciation for RealD Cinema systems, impairment for RealD Cinema systems, salaries and benefits and shipping and handling costs in relation to transportation of RealD Cinema systems.

Cost of product and other revenue

Major components of cost of product and other revenue include cost for RealD eyewear, shipping and handling costs in relation to transportation of RealD eyewear, recycling costs for RealD eyewear and salaries and benefits.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in both cost of license revenue and cost of product and other revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.0 million and $1.9 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Shipping and handling costs recognized in cost of revenue were $5.0 million and $4.2 million for the six months ended September 30, 2015 and September 30, 2014, respectively.

Research and development

Research and development, or R&D costs are expensed as incurred. Major components of R&D expense include salaries and benefits, depreciation for R&D assets, materials and supplies inclusive of prototypes, non-recurring engineering, payments to third parties for R&D, facilities and equipment that can only be used for a particular project and overhead allocations of various administrative and facilities costs related to R&D.

Selling and marketing

Selling and marketing, or S&M, costs are expensed as incurred. Major components of S&M expense include salaries and benefits, various marketing and promotional events related expenses and overhead allocations of various administrative and facilities costs related to S&M.

General and administrative costs
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, public company costs and bad debt expenses. Additionally, general and administrative costs include sales, use, goods and services tax, VAT and similar taxes, collectively, referred to as the Transaction Taxes, as well as property taxes. For the Company's U.S. and some of its international cinema license and product revenue, the Company absorbs the majority of the Transaction Taxes. The Transaction Taxes recognized in general and administrative costs were $1.5 million and $0.8 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The Transaction Taxes recognized in general and administrative costs were $3.0 million and $2.2 million for the six months ended September 30, 2015 and September 30, 2014, respectively.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases.

•The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance. ASU 2014-09 also changes Topic 360 Property, Plant and Equipment, Topic 350 Intangibles-Goodwill and Other and certain other U.S. GAAP.

•ASU 2014-09 will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The Company is evaluating the impact of the new guidance on the Company’s financial statements and has not yet selected a transition approach to implement this standard.

•ASU 2014-09 was originally effective for the Company starting April 1, 2017 with early adoption not permitted. In August 2015, FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date. ASU 2015-14 defers the effective date by one year but allows early adoption at the original effective date. The Company has decided to adopt 2014-09 on the new effective date of April 1, 2018 (the first quarter of fiscal year 2019).

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The objective of 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for the Company beginning in fiscal 2017. The guidance is not expected to have a material impact on the consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU 2015-03, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for the Company beginning in fiscal 2017. The Company elected not to early adopt. The guidance is not expected to have a material impact on the consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which amended U.S. GAAP guidance issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. ASU 2015-11 will be effective for the Company beginning in fiscal 2018. The Company elected not to early adopt ASU 2015-11. The guidance is not expected to have a material impact on the consolidated financial statements.

In August 2015, FASB issued ASU 2015-15, "Interest - Imputation of Interest", which amended U.S. GAAP guidance issued for the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendments clarified the SEC staff's approval to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This pronouncement was effective starting on August 5, 2015. The Company has adopted the guidance and there is no material impact on its consolidated financial statements.

In September 2015, FASB issued ASU 2015-06 Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-06 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective April 1, 2016 with early adoption permitted. The Company has early adopted. The guidance is not expected to have a material impact on the consolidated financial statements.
3. Cinema Systems and Property & Equipment

Tangible fixed assets consist of the following:

(in thousands)	September 30, 2015	March 31, 2015
RealD Cinema Systems	$212,634	$208,056
Leasehold improvements	17,064	16,974
Machinery and equipment	6,174	5,791
Furniture and fixtures	1,254	1,238
Computer equipment and software	10,959	10,581
Construction in process	92	565
Total	$248,177	$243,205
Less accumulated depreciation	(155,444)	(140,363)
Cinema Systems and Property & Equipment, net	$92,733	$102,842

Depreciation expense amounted to $8.9 million and $9.9 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Depreciation expense amounted to $18.1 million and $19.4 million for the six months ended September 30, 2015 and September 30, 2014, respectively.

4. Goodwill and other intangibles, net
Goodwill and other intangibles, net, consist of the following at:

	September 30, 2015		March 31, 2015
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$9,324	$5,158	$9,324	$4,507
Goodwill	10,657	—	10,657	—
Total	$19,981	$5,158	$19,981	$4,507
Amortization expense amounted to $0.3 million for both the three months ended September 30, 2015 and September 30, 2014. Amortization expense amounted to $0.7 million and $0.6 million for the six months ended September 30, 2015 and September 30, 2014, respectively.
At September 30, 2015, the remaining amortization expense is estimated to be as follows (in thousands):

Remainder of fiscal year 2016	$652
Fiscal year 2017	1,300
Fiscal year 2018	1,287
Fiscal year 2019	306
Fiscal year 2020	129
Thereafter	492
Total	$4,166

Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 4.1 years) using the straight-line method.

5. Fair value measurement

The Company's derivative instruments are recorded at fair value in other current assets and other current liabilities in the condensed consolidated balance sheets. The Company's policy is to offset fair values on the balance sheet if a foreign currency master netting arrangement exists. Changes in fair value are reported as a component of other income or loss on the Company's condensed consolidated statements of operations. For all periods presented, none of the Company's derivative instruments were designated as hedging instruments. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

To estimate the fair value of the derivative instruments, the Company uses valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The Company purchases foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forcasted payments and expenses denominated in certain foreign currencies. As of September 30, 2015, RealD had outstanding forward contracts based on the Euro with notional amounts totaling $2.8 million. The fair value measurement of the derivative instruments was as follows:

(in thousands)
Fair value measurement as of September 30, 2015:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Derivatives:
Foreign currency forward contracts	$—	$5	$—	$5
Total assets	$—	$5	$—	$5

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

As of March 31, 2015, the carrying amount of the Company's foreign currency forward contracts was $0.4 million.

For the three months ended September 30, 2015 and September 30, 2014, the net realized and unrealized loss related to the foreign currency forward contracts was $0.1 million and classified as other loss. For the six months ended September 30, 2015 and September 30, 2014, the net realized and unrealized loss related to the foreign currency forward contracts was $0.4 million.

The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not currently anticipate nonperformance by the counterparties.

6. Cost Reduction Plans

Over the past several quarters, the Company announced plans to reduce the overall costs of its global operations, collectively referred to as the Cost Reduction Plans, The Cost Reduction Plans were primarily a response to the anticipated impact on the Company’s financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that the Company’s 3D cinema business is maturing in many markets like the United States in which the Company expected equipment installations to continue to slow. As part of the Cost Reduction Plans, the Company reduced its staff, rescoped and made changes to certain R&D projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. The Company further focused the expansion of its global cinema platform on emerging growth markets and higher performing motion picture exhibitors.

The Company accounts for the Cost Reduction Plans in accordance with the Accounting Standards Codification (ASC), including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans, including workforce reduction and the commencement of the relocation of manufacturing, the Company incurred termination and other charges totaling approximately $6.1 million through March 31, 2015. Charges of $0.2 million have been incurred in the six months ended September 30, 2015. Therefore, the total charges resulting from the Cost Reduction Plans were $6.3 million through September 30, 2015. The following table summarizes the charges resulting from the implementation of the Cost Reduction Plans during the three and six months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$—	$10	$10	$24	$302	$326
Research and development	16	—	16	—	—	—
Selling and marketing	(5)	—	(5)	16	—	16
General and administrative	—	—	—	190	—	190
Total	$11	$10	$21	$230	$302	$532

	Six months ended September 30
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$3	$7	$10	$24	$373	$397
Research and development	19	—	19	—	—	—
Selling and marketing	135	22	157	16	—	16
General and administrative	—	—	—	190	—	190
Total	$157	$29	$186	$230	$373	$603

The following table summarizes the activity resulting from the implementation of the Cost Reduction Plans within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
Charges	157	29	186
(Payments)	(545)	(284)	(829)
Cost reduction plan liabilities as of September 30, 2015	$861	$10	$871

There is no guarantee that any net cost reduction will actually be achieved as a result of the Cost Reduction Plans.

Additionally, the Company leases facility space for its headquarters in Beverly Hills, California and its operation and R&D facility in Boulder, Colorado that includes approximately $4.9 million and $6.0 million, respectively, in leasehold improvements and other items classified as fixed assets (see Note 3 "Cinema Systems and Property & Equipment"). If the Company were to vacate any of this facility space, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

7. Borrowings

2014 Credit Agreement

On June 26, 2014, RealD entered into the Amended and Restated Credit Agreement, or the 2014 Credit Agreement, by and among the Company, as borrower, City National Bank, or City National, as administrative agent and letter of credit issuer, the other agents from time to time party thereto and the lenders from time to time party thereto, or the Lenders. The 2014 Credit Agreement amended and restated in its entirety that certain Credit Agreement, dated as of April 19, 2012, by and among the Company, City National and the agents and lenders from time to time party thereto, which had been most recently amended on October 16, 2013, or the 2012 Credit Agreement.

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to RealD:

•
a revolving credit facility (including a letter of credit sub-facility) in a maximum amount not to exceed $50 million, or the Revolving Facility, which matures on June 26, 2017. In addition, RealD may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
a delayed draw term loan facility in a maximum amount not to exceed $50 million, or the Term Loan Facility, which matures on June 26, 2018. During the first quarter of fiscal year 2015 and fiscal year 2016, the Company borrowed $37.3 million and the remaining $12.7 million, respectively, under the Term Loan Facility.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the Revolving Facility and recorded as interest expense.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by the Company's subsidiaries, ColorLink Inc., a Delaware corporation, or ColorLink, Stereographics Corporation, a California corporation, or Stereographics, and RealD DDMG Acquisition, LLC, a Delaware limited liability company, or RealD DDMG, and together with the Company, ColorLink and Stereographics, collectively referred to as the Loan Parties. The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties' tangible and intangible assets.

As of September 30, 2015, $50 million was available under the Revolving Facility and none was available under the Term Loan Facility after taking into account our borrowings under the Term Loan Facility during the first quarter of fiscal year 2015 and 2016 in the amount of $37.3 million and $12.7 million, respectively. As a result, as of September 30, 2015, the Company had $50 million of availability under the 2014 Credit Agreement.

As of September 30, 2015, there was no balance outstanding under the Revolving Facility. The outstanding balance of $38.0 million at September 30, 2015 under the Term Loan Facility is to be repaid in 10 quarterly installments of $2.7 million through March 31, 2018 and the remaining $11.4 million principal on June 26, 2018.  The current and non-current portions of the 2014 Credit Agreement due as of September 30, 2015 and March 31, 2015 were as follows:

	September 30, 2015	March 31, 2015
(in thousands)
Current portion of Credit Agreement	$10,635	$7,460
Credit Agreement, net of current portion	27,381	22,380
Total Credit Agreement	$38,016	$29,840

At September 30, 2015, the Company's future minimum 2014 Credit Agreement obligations were as follows:

Fiscal year 2016	$5,317
Fiscal year 2017	10,635
Fiscal year 2018	10,635
Fiscal year 2019	11,429
Total	$38,016

Under the 2014 Credit Agreement, RealD's business is subject to certain limitations, including limitations on the Company's ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, or sell its assets other than in the ordinary course of business. The Company is also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 30, 2015, RealD was in compliance with all financial covenants in the 2014 Credit Agreement. If the Company fails to comply with any of the covenants or if any other event of default should occur, the Lenders could elect to prevent the Company from borrowing and declare the indebtedness to be immediately due and payable.

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

Loans outstanding under the 2014 Credit Agreement bear interest at the Company's option at either the euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the federal funds rate plus 0.50%, (ii) City National's prime rate or (iii) the euro currency rate for a one month interest period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company's leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility was 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee between 2.25% to 2.75%, depending on the Company's leverage ratio, per year, with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at September 30, 2015 or March 31, 2015.

As of September 30, 2015, there were $38.0 million in borrowings outstanding under the 2014 Credit Agreement which bore 2.75% weighted average interest. As of March 31, 2015, there were $29.8 million in borrowings outstanding under the 2014 Credit Agreement, which bore 2.44% weighted average interest. Interest expense related to the Company's borrowings was $0.4 million for both the three months ended September 30, 2015 and the three months ended September 30, 2014. Interest expense related to the Company's borrowings was $0.8 million and $0.9 million for the six months ended September 30, 2015 and the six months ended September 30, 2014, respectively.

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

The Company has entered into contracts with certain of its vendors. Future obligations under such contracts totaled $15.5 million at September 30, 2015 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20% of the unused contract.

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

9. Share-based compensation

The Company accounts for share-based payment awards granted to employees and directors by recording compensation expense based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. The Company determines the value of each option award that contains a market condition using a Monte Carlo Simulation valuation model, while all other option awards are valued using the Black-Scholes valuation model as permitted under ASC 718, Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent the Company's best estimates. The Company's estimates of the fair values of stock options granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option modifications, estimates of forfeitures, and the related income tax impact.

Share-based compensation expense for all share-based arrangements for the three and six months ended September 30, 2015 and September 30, 2014 was as follows:

	Three months ended September 30		Six months ended September 30
(in thousands)	2015	2014	2015	2014
Cost of revenue	$197	$424	$505	$615
Research and development	595	1,050	1,087	1,676
Selling and marketing	863	702	2,149	1,629
General and administrative	1,273	2,086	3,600	4,313
Total	$2,928	$4,262	$7,341	$8,233

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the six months ended September 30, 2015, the Company granted 0.1 million stock options at a weighted average grant date fair value of $6.56 per share.  For the three months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to stock options and the Company's employee stock purchase plan was $0.8 million and $1.9 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to stock options and the Company's employee stock purchase plan was $2.5 million and $4.4 million, respectively.

Certain of the Company's management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient's continued service with the Company. The performance goals for the performance stock options are based on the measurement of the Company's total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended September 30, 2015 and September 30, 2014, share based compensation expense related to performance stock options was $0.2 million and $0.1 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share based compensation expense related to performance stock options was $0.4 million and $0.3 million, respectively.

Certain of the Company's management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient's continued service with the Company. The performance goals are based on achieving certain levels of total licensing revenue over the performance period. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the six months ended September 30, 2015, the Company granted 0.3 million performance stock units at a weighted average granted date fair value of $12.63 per performance stock unit. For the three months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to performance stock units was $0.3 million and $0.9 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to performance stock units was $1.4 million and $1.0 million, respectively.

Certain of the Company's employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient's continued service with the Company. For the six months ended September 30, 2015, the Company granted 0.5 million restricted stock units at a weighted average grant date fair value of $12.63 per restricted stock unit. For the three months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to restricted stock units was $1.7 million and $1.4 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to restricted stock units was $3.1 million and $2.6 million, respectively.

10. Income taxes

The Company's income tax for the three months ended September 30, 2015 and September 30, 2014 was a benefit of $0.3 million and an expense of $1.7 million, respectively. The Company's income tax expense for the six months ended September 30, 2015 and September 30, 2014 was $2.2 million and $4.0 million, respectively. The decreases in income tax expense are primarily due to the mix of income generated by the Company in foreign jurisdictions with differing withholding and income tax rates. The Company has net operating losses that may potentially be offset against future domestic earnings. The Company files federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, the Company's United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

During the quarter ended September 30, 2015, the Company changed its indefinite reinvestment position with respect to earnings generated in its Chinese subsidiary. The Company intends to repatriate substantially all of its earnings from this subsidiary in the future due to the currently expected China net cash flow being sufficient to fund China operations at the currently expected growth rate. During fiscal 2016, the Company intends to repatriate approximately $16.4 million of earnings from China to the United States. The Company has recorded the US income tax and foreign withholding taxes related to the excess of the financial reporting basis over the tax basis of its investment in its China subsidiary. The Company continues to assert that all earnings and profits for its remaining foreign subsidiaries are indefinitely reinvested. Accordingly, the Company has not recorded U.S. income or foreign withholding taxes with respect to the excess of the financial reporting basis over the tax basis in its investment in these foreign subsidiaries.

As of September 30, 2015, the Company has determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

11. Equity

A summary of the changes in total equity for the six months ended September 30, 2015 was as follows:

(in thousands)	RealD Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance, March 31, 2015	$146,846	$(503)	$146,343
Share-based compensation	7,341	—	7,341
Exercise of stock options	1,081	—	1,081
Purchase and distribution of stock under employee stock purchase plan	374	—	374
Repurchase of statutory withholdings of stock issued for restricted stock units	(1,472)	—	(1,472)
Comprehensive loss:
Other comprehensive loss, net of tax	(223)	—	(223)
Net loss	(592)	—	(592)
Total comprehensive loss	(815)	—	(815)
Balance, September 30, 2015	$153,355	$(503)	$152,852

12. Segment and geographic information

For financial reporting purposes, the Company historically had one reportable segment, which consisted of three operating segments with similar economic characteristics: cinema, 3D consumer electronics and 3D professional, collectively referred to as Cinema. On August 17, 2015, the Company entered into a contract with a computer technology company to develop and commercialize the Company's intelligent backlight technology, or IBT. The Company dedicated a group of employees and resources to support and fulfill our obligations under this agreement. Therefore, the Company created its fourth operating segment, referred to as Consumer. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In the operation of the business, the Company's management team, including the Company’s Chief Executive Officer (who is also the Company's chief operating decision maker) reviews certain financial information, including segmented internal profit and loss statements.

The reportable segments are described as follows:

Cinema

Cinema consists of three operating segments: cinema, 3D consumer electronics and 3D professional. The Company's product portfolio is primarily used in applications that enable a premium 3D viewing experience across these operating segments. The Company currently generates substantially all of its revenue from the license of its RealD Cinema Systems and the sale of its eyewear, which together enable a digital cinema projector to show 3D motion pictures.

Consumer

Consumer is its own operating segment. This segment is established to support the Company's agreement with a computer technology company to develop and commercialize the Company's IBT technology. The contractual obligations and operating objectives for the contract are different from the Company's existing theatrical 3D viewing business. The Company received $7.5 million for upfront nonrefundable and nonrecoupable license fees which are currently classified under Deferred Revenue, net of current portion, for the fiscal period ended September 30, 2015.

Revenue, cost of sales and operating expenses are generally directly attributed to the reportable segments. Operating expenses are attributed to each reportable segment as follows:

•	Sales and marketing expenses are primarily recorded directly to each reportable segment based on identified customer segment.

•	R&D expenses are mapped directly in all cases where the value of the expenses only accrues to that reportable segment group.

•
General and administrative expenses are generally not allocated. Certain corporate-level occupancy activity is allocated to each reportable segments per head-count, including costs of depreciation , utilities and other common area expenses at the Company's headquarters and R&D facility.

Segment information

As the Company started to have two reportable segments in the second quarter of fiscal 2016, the following information for Consumer only consists of approximately one month's activity. Costs related to IBT were not tracked separately prior to executing the Consumer contract in the second quarter of fiscal year 2016. Therefore, it is impracticable to report historical IBT costs and restate prior segment reporting.

Segment revenue, gross profit, operating expenses and operating income (loss) for the three and six months ended September 30, 2015 and September 30, 2014 were as follows:

	Three months ended September 30
	2015			2014
(in thousands)	Cinema	Consumer	Total	Cinema	Consumer	Total
Revenue	$38,452	$—	$38,452	$47,768	$—	$47,768

Gross profit	17,925	—	17,925	25,552	—	25,552

Operating expenses:
Research and development	3,343	310	3,653	6,392	—	6,392
Sales and marketing	4,577	148	4,725	5,330	—	5,330
General and administrative	15,435	—	15,435	11,156	—	11,156
Total operating expenses	23,355	458	23,813	22,878	—	22,878
Total operating income (loss)	$(5,430)	$(458)	$(5,888)	$2,674	$—	$2,674

	Six months ended September 30
	2015			2014
(in thousands)	Cinema	Consumer	Total	Cinema	Consumer	Total
Revenue	$92,021	$—	$92,021	$102,987	$—	$102,987

Gross profit	48,865	—	48,865	55,573	—	55,573

Operating expenses:
Research and development	6,161	310	6,471	10,110	—	10,110
Sales and marketing	9,954	148	10,102	11,111	—	11,111
General and administrative	28,355	—	28,355	23,150	—	23,150
Total operating expenses	44,470	458	44,928	44,371	—	44,371
Total operating income (loss)	$4,395	$(458)	$3,937	$11,202	$—	$11,202

Geographic information

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Three months ended September 30		Six months ended September 30
(in thousands)	2015	2014	2015	2014
Domestic (United States and Canada)	$17,758	$21,027	$45,795	$47,072
China	4,798	3,845	11,700	9,270
Rest of world	15,896	22,896	34,526	46,645
Total revenues	$38,452	$47,768	$92,021	$102,987

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	September 30, 2015	March 31, 2015
Domestic (United States and Canada)	$73,517	$87,134
China	10,795	10,185
Rest of world	8,421	5,523
Total long-lived tangible assets	$92,733	$102,842

13. Subsequent event

On November 8, 2015, the Company entered into the Merger Agreement with Purchaser and Merger Sub. The Merger Agreement provides that upon the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company will become a wholly owned subsidiary of Purchaser. On November 8, 2015, the Company’s board of directors approved the terms of the Merger Agreement. On November 8, 2015, the Company incurred a $1.5 million liability for advisory services.

At the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than shares owned by the Company, Purchaser or and any shares with respect to which appraisal rights are properly exercised in accordance with under Delaware law) will be converted into the right to receive $11.00 in cash, or the merger consideration. The transaction is expected to close in the fourth quarter of the Company’s fiscal year ending on March 31, 2016 or shortly thereafter. In certain circumstances, if the transaction were terminated, the Company would be required to pay a fee of $24 million to Purchaser and Merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.

In addition, at the effective time of the Merger, unless otherwise agreed with the holder thereof, each stock option, restricted stock unit and performance-based stock unit (in each case, whether vested or unvested) that relates to shares of Company common stock that is outstanding immediately prior to the effective time will vest, and be canceled and converted into the right to receive the merger consideration, less any applicable tax withholdings, and, in the case of options, less the applicable exercise price.

The consummation of the Merger will be conditioned, among other things, on: (i) the approval of the holders of a majority of the shares of common stock of the Company outstanding entitled to vote on the Merger, (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and required antitrust filings in the other jurisdictions, and (iii) the absence of any law, order, or injunction prohibiting the consummation of the Merger. Each party’s obligations to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifies) and the other party’s compliance with its covenants and agreements obtained in the Merger Agreement in all material respects.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note on forward-looking statements

The following discussion and analysis of our financial condition should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “intends,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to: statements regarding our ability and the ability of Purchaser and Merger Sub to complete the transactions contemplated by the Merger Agreement, including the parties' ability to satisfy the conditions to the consummation of the Merger, the possibility of any termination of the Merger Agreement and the timing of completion of the Merger; the extent and timing of future licensing, products and services revenue levels and mix, expenses, margins, net income (loss) per diluted share, income taxes, tax benefits, acquisition costs and related amortization, and other measures of results of operations;our expectations regarding demand and acceptance for our technologies and our ability to successfully commercialize our technologies within a particular time frame, if at all; 3D motion picture releases and conversions scheduled for fiscal year 2016 ending March 31, 2016 and beyond, their commercial success and consumer preferences that, in recent periods, have trended in favor of 2D over 3D; our ability to increase the number of RealD-enabled screens in domestic and international markets and market share; our ability to supply our products to our customers on a timely basis; our relationships with exhibitor and studio partners and the business model for 3D eyewear in North America; the progress, timing and amount of expenses associated with our R&D activities; market and industry growth opportunities and trends in the markets in which we operate, including in 3D content; our plans, strategies and expected opportunities; the deployment of and demand for our products and products incorporating our technologies; competitive pressures in domestic and international cinema markets impacting licensing and product revenues; and our ability to execute and achieve anticipated savings or other benefits from our cost reduction efforts. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing. Forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

Overview

We are a leading global licensor of 3D and other visual technologies. We have an extensive intellectual property portfolio that is and can be used in applications that enabling a premium viewing experience in the theater, the home and elsewhere.

We currently operate two segments for financial reporting purposes, Cinema and Consumer. We derive substantially all of our revenue from Cinema, our core business, which is the licensing of RealD Cinema Systems and the product sale of RealD eyewear to motion picture exhibitors to enable a premium viewing experience for 3D motion pictures and alternative 3D content in the theater. Consumer was created during the three months ended September 30, 2015 in connection with a new contract with a computer technology company to develop and commercialize our intelligent backlight technology, or IBT.

On November 8, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Rhombus Cinema Holdings, LLC, or Purchaser, and Rhombus Merger Sub, Inc., or Merger Sub. On November 8, 2015, we incurred a $1.5 million liability for advisory services. The Merger Agreement provides that upon the terms and conditions set forth therein, Merger Sub will merge with and into us, with us continuing as the surviving corporation. As a result, of the Merger, we will become a wholly owned subsidiary of Purchaser. The transaction is expected to close in the fourth quarter of our fiscal year ending on March 31, 2016 or shortly thereafter. In certain circumstances, if the transaction were terminated, we would be required to pay a fee of $24 million to Purchaser and Merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.

At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares owned by us, Purchaser or Merger Sub and any shares with respect to which appraisal rights are properly exercised in accordance with under Delaware law) will be converted into the right to receive $11.00 in cash, or the merger consideration.

In addition, at the effective time of the Merger, unless otherwise agreed with the holder thereof, each stock option, restricted stock unit and performance-based stock unit (in each case, whether vested or unvested) that relates to shares of our common stock that is outstanding immediately prior to the effective time will vest, and be canceled and converted into the right to receive the merger consideration, less any applicable tax withholdings, and, in the case of options, less the applicable exercise price.

The consummation of the Merger will be conditioned, among other things, on: (i) the approval of the holders of a majority of the shares of our common stock outstanding entitled to vote on the Merger, (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and required antitrust filings in other jurisdictions and (iii) the absence of any law, order, or injunction prohibiting the consummation of the Merger. Each party’s obligations to to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifies) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects.

We expect the close of the Merger in or shortly after the fourth quarter of our fiscal year ending March, 31, 2016, subject to the satisfaction or waiver of the applicable closing conditions. However, we have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations as if we were going to remain an independent company.

For more information related to the Merger Agreement, please refer to our November 9, 2015 Current Report on Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our November 9, 2015 Current Report on Form 8-K.

Key business metrics

Our management regularly reviews a number of business metrics, including the following key metrics to evaluate our business, monitor the performance of our business model, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

•
RealD box office.  Estimated domestic box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled domestic screens, and estimated international box office on RealD-enabled screens represents the estimated 3D box office generated on RealD-enabled international screens. RealD’s estimates of box office on RealD-enabled screens rely on box office tracking data. Estimated international box office encompasses the 19 foreign countries where tracking data is available.  The 19 foreign countries do not include China and represent approximately 80% of RealD’s international license revenue.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended September 30		Six months ended September 30
(approximate numbers, in millions)	2015	2014	2015	2014
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$223	$274	$681	$662
Estimated box office on RealD international screens	276	344	660	741
Total estimated box office on RealD screens	$499	$618	$1,341	$1,403

	Three months ended September 30		Six months ended September 30
(approximate numbers)	2015	2014	2015	2014
Number of 3D motion pictures (released domestically during period)	7	9	13	19

	September 30, 2015	September 30, 2014
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,600	13,500
Total China RealD-enabled screens	2,400	1,750
Total rest of world RealD-enabled screens	11,300	10,750
Total RealD enabled screens	27,300	26,000

Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	3,000
Total China locations with RealD-enabled screens	350	300
Total rest of world locations with RealD-enabled screens	2,850	2,760
Total locations with RealD enabled screens	6,200	6,060

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

Cinema

At September 30, 2015, there were approximately 27,300 RealD-enabled screens worldwide as compared to approximately 26,000 screens worldwide at September 30, 2014, a one-year increase of 1,300 RealD-enabled screens, or 5%. The majority of our increase in installed screens occurred in China, Latin America and Europe. Based on the slate announced by motion picture studios, we anticipate that approximately 31 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2016, including Point Break and The Martian and sequels and spin-offs to successful major motion picture franchises, such as Star Wars, Jurassic Park, The Avengers, Terminator, Hotel Transylvania, Paranormal Activity, The Maze Runner, The Nut Job, Kung Fu Panda and The Hunger Games.

Other technologies and research and development

We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. We recently entered into a contract with a computer technology company to develop and commercialize our IBT technology. As part of the agreement, we received $7.5 million for upfront nonrefundable and nonrecoupable license fees which are currently classified under Deferred Revenue, net of current portion, for the fiscal period ended September 30, 2015. We will separately record all directly related revenues and expenses.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended September 30		Six months ended September 30
(in thousands)	2015	2014	2015	2014
Consolidated statements of operations data:
Revenue	$38,452	$47,768	$92,021	$102,987
Cost of revenue	20,527	22,216	43,156	47,414
Gross margin	17,925	25,552	48,865	55,573
Operating expenses:
Research and development	3,653	6,392	6,471	10,110
Selling and marketing	4,725	5,330	10,102	11,111
General and administrative	15,435	11,156	28,355	23,150
Total operating expenses	23,813	22,878	44,928	44,371
Operating income (loss)	(5,888)	2,674	3,937	11,202
Interest expense, net	(416)	(413)	(770)	(885)
Other loss, net	(1,928)	(1,336)	(1,581)	(1,176)
Income (loss) before income taxes	(8,232)	925	1,586	9,141
Income tax expense	(316)	1,676	2,178	3,963
Net income (loss)	(7,916)	(751)	(592)	5,178
Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to RealD Inc. common stockholders	$(7,916)	$(751)	$(592)	$5,178
Other data:
Adjusted EBITDA (1)	$7,179	$18,112	$31,750	$41,511

(1)       Adjusted EBITDA is not a recognized measurement under U.S. GAAP.  For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see "Non-U.S. GAAP discussion".

Cost Reduction Plans

Over the past several quarters, we announced plans to reduce the overall costs of our global operations. The Cost Reduction Plans were primarily a response to the anticipated impact on our financial results and operations caused by changes in the 3D box office performance of certain motion pictures due to perceived changes in consumer preference and the fact that our 3D cinema business has matured in many markets like the United States in which we expected equipment installations to continue to slow. As part of the Cost Reduction Plans, we reduced our staff, rescoped and made changes to certain R&D projects, reduced certain non-personnel related general and administrative expenses and streamlined certain manufacturing operations. We further focused the expansion of our global cinema platform on emerging growth markets and higher performing motion picture exhibitors.

We account for the Cost Reduction Plans in accordance with the ASC, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans, including workforce reduction and the commencement of the relocation of manufacturing, we incurred termination and other charges totaling approximately $6.1 million through March 31, 2015. Charges of $0.2 million have been incurred in the six months ended September 30, 2015. Therefore, the total charges resulting from the Cost Reduction Plans were $6.3 million through September 30, 2015. The following table summarizes the charges resulting from the implementation of the Cost Reduction Plans during the three and six months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$—	$10	$10	$24	$302	$326
Research and development	16	—	16	—	—	—
Selling and marketing	(5)	—	(5)	16	—	16
General and administrative	—	—	—	190	—	190
Total	$11	$10	$21	$230	$302	$532

	Six months ended September 30
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$3	$7	$10	$24	$373	$397
Research and development	19	—	19	—	—	—
Selling and marketing	135	22	157	16	—	16
General and administrative	—	—	—	190	—	190
Total	$157	$29	$186	$230	$373	$603

The following table summarizes the activity resulting from the implementation of the Cost Reduction Plans within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
Charges	157	29	186
(Payments)	(545)	(284)	(829)
Cost reduction plan liabilities as of September 30, 2015	$861	$10	$871

 There is no guarantee that any net cost reduction will actually be achieved as a result of the Cost Reduction Plans.

Additionally, we lease space for our headquarters in Beverly Hills, California and our operations and R&D facility in Boulder, Colorado that includes approximately $4.9 million and $6.0 million, respectively, in leasehold improvements and other items classified as fixed assets (see Note 3 "Cinema Systems and Property & Equipment"). If we vacated any of this facility space, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue

	Three months ended September 30
(in thousands)	2015		2014		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$9,728	25%	$10,656	22%	$(928)	(9)%
China	4,540	12%	3,657	8%	883	24%
Rest of World	10,886	28%	17,877	37%	(6,991)	(39)%
International	$15,426	40%	$21,534	45%	$(6,108)	(28)%
Total license revenue	$25,154	65%	$32,190	67%	$(7,036)	(22)%
Product and other revenue
Domestic	$8,030	21%	$10,371	22%	$(2,341)	(23)%
China	258	1%	188	—%	70	37%
Rest of World	5,010	13%	5,019	11%	(9)	—%
International	$5,268	14%	$5,207	11%	$61	1%
Total product and other revenue	$13,298	35%	$15,578	33%	$(2,280)	(15)%
Total revenue	$38,452	100%	$47,768	100%	$(9,316)	(20)%

Our total revenue for the three months ended September 30, 2015 decreased $9.3 million, or 20%, as compared to the three months ended September 30, 2014. The decrease was due to a decrease in both license revenue and eyewear revenue worldwide resulting from an overall decrease in our box office performance. The decrease in overall international revenue was net of a slight increase in the emerging market, such as China. For the three months ended September 30, 2015, total license revenue in China increased $0.9 million, or 24%, as compared to the three months ended September 30, 2014. Further, total China license revenue comprised approximately 29% of total international license revenue for the three months ended September 30, 2015, as compared to approximately 17% for the three months ended September 30, 2014. Our international markets comprised approximately 54% of total revenue for the three months ended September 30, 2015 as compared to approximately 56% for the three months ended September 30, 2014.

For the three months ended September 30, 2015, there were six motion pictures produced domestically and released both domestically and internationally that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended September 30, 2015 includes admission-based fees related to the following motion pictures: Minions ($5.7 million), Jurassic World ($3.4 million), Ant-Man ($2.3 million), Terminator: Genisys ($2.2 million), Pixels ($1.6 million) and Inside Out ($1.4 million). Further, for the three months ended September 30, 2015, there was one motion picture produced and released internationally that contributed greater than $1.0 million of admission-based fees to license revenue: Monster Hunt ($1.4 million).

For the three months ended September 30, 2014, there were six motion pictures produced domestically and released both domestically and internationally that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended September 30, 2014 includes admission-based fees related to the following motion pictures: Transformers 4: Age of Extinction ($5.5 million), Dawn of The Planet of The Apes ($5.5 million), Guardians of The Galaxy ($4.2 million), Teenage Mutant Ninja Turtles ($2.4 million), How to Train Your Dragon 2 ($2.3 million)and Hercules ($1.4 million). For the three months ended September 30, 2014, there were no motion pictures produced and released internationally that contributed greater than $1.0 million of admission-based fees to license revenue.

License revenues comprised 65% of total revenues for the three months ended September 30, 2015, compared to 67% for the three months ended September 30, 2014. International license revenues comprised of $15.4 million, or 61% of total license revenues and $21.5 million, or 67% of total license revenue for the three months ended September 30, 2015 and September 30, 2014, respectively.

The $2.3 million decrease in our product and other revenue during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold domestically, increased incentives provided to studios for domestic releases and timing of the demand of our products. This decrease in RealD eyewear volume domestically compared to the prior period resulted from overall decrease in our box office performance period-over-period. International product revenues totaled $5.3 million, or 40%, of total product revenues and $5.2 million, or 33%, of total product revenues for the three months ended September 30, 2015 and September 30, 2014, respectively.

Recap of Total Revenue

	Three months ended September 30
(in thousands)	2015		2014		Amount	Percentage
Total Revenue	Amount	% of Total	Amount	% of Total	change	change
Domestic	$17,758	46%	$21,027	44%	$(3,269)	(16)%
China	4,798	13%	3,845	8%	953	25%
Rest of World	15,896	41%	22,896	48%	(7,000)	(31)%
International	$20,694	54%	$26,741	56%	$(6,047)	(23)%
Total revenue	$38,452	100%	$47,768	100%	$(9,316)	(20)%

We expect our future revenue, particularly in our license business (which in many instances is based on royalty rates negotiated between us and our customers), will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions, box office performance and mix of ticket types of those films.

Cost of Revenue

	Three months ended September 30
	2015		2014		Amount change	Percentage change
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue:
License revenue	$25,154	65%	$32,190	67%	$(7,036)	(22)%
Product and other	13,298	35%	15,578	33%	(2,280)	(15)%
Total revenue	$38,452	100%	$47,768	100%	$(9,316)	(20)%
Cost of revenue:
License	$10,107	40%	$11,277	35%	$(1,170)	(10)%
Product and other	10,420	78%	10,939	70%	(519)	(5)%
Total cost of revenue	$20,527	53%	$22,216	47%	$(1,689)	(8)%
Gross profit:
License	$15,047	60%	$20,913	65%	$(5,866)	(28)%
Product and other	2,878	22%	4,639	30%	(1,761)	(38)%
Total gross profit	$17,925	47%	$25,552	53%	$(7,627)	(30)%

The three months ended September 30, 2015 and September 30, 2014 both include expenses discussed under the caption "Cost Reduction Plans".

For the three months ended September 30, 2015, our total cost of revenue decreased $1.7 million as a result of a decrease in depreciation expense and a decrease in volume of shipments of eyewear products. However, total cost of revenue as a percentage of total revenue increased to 53% for the three months ended September 30, 2015, as compared to 47% for the three months ended September 30, 2014.

License cost of revenue for the three months ended September 30, 2015 decreased $1.2 million to $10.1 million primarily due to a decrease in depreciation expense quarter-over-quarter as a result of increased number of fully depreciated but still in service RealD Cinema systems. Depreciation and amortization expense totaling $7.9 million and $8.7 million, or 31% and 27% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months ended September 30, 2015 and September 30, 2014, respectively.

Product and other gross profit decreased $1.8 million during the three months ended September 30, 2015, primarily as a result of decreased volume of shipments, increased incentives provided to studios for domestic releases and partially offset by optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin decreased to 22% for the three months ended September 30, 2015 as compared to 30% for the three months ended September 30, 2014.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $2.2 million and $2.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expense

	Three months ended September 30
(in thousands)	2015	2014	Amount change	Percentage change
Research and development	$3,653	$6,392	$(2,739)	(43)%
Selling and marketing	4,725	5,330	(605)	(11)%
General and administrative	15,435	11,156	4,279	38%
Total operating expenses	$23,813	$22,878	$935	4%

The three months ended September 30, 2015 and September 30, 2014 both include expenses discussed under the caption "Cost Reduction Plans".

Research and development. Our R&D expenses decreased during the three months ended September 30, 2015 as compared to the same period in fiscal year 2015 primarily due to $1.1 million decrease in personnel costs, $0.9 million decrease in non-recurring engineering and prototype expenses, $0.4 million decrease in bonus expense and $0.2 million decrease in occupancy allocated depreciation. The decrease in personnel costs primarily relates to transfer of personnel to other functions within the Company and termination of employees. The decrease in non-recurring engineering and prototype expenses relates to redirected spending in consumer initiatives and reduced cinema laser initiatives for the three months ended September 30, 2015 as compared to the same period in fiscal year 2015. For the three months ended September 30, 2015 and September 30, 2014, performance bonus recorded in R&D expenses was $0 and $0.4 million, respectively. We expect to continue to support R&D of visual technologies for new products and continued investment in our cinema business.

Selling and marketing. Our S&M expenses decreased primarily due to $0.3 million decrease in various marketing events and associated promotional expenses, $0.2 million decrease in bonus expense and $0.2 million decrease in professional and outside service fees. Additionally, the decrease also included $0.8 million increase in personnel costs resulted from transfer of personnel from other functions within the Company, which was largely offset by decreases resulted from termination of employee position. For the three months ended September 30, 2015 and September 30, 2014, performance bonus recorded in S&M expenses was $0.1 million and $0.3 million, respectively. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to $4.9 million increase in legal fees associated with our global patent enforcement, $0.7 million increase in transaction taxes and partially offset by $0.8 million decrease in stock based compensation expense and $0.5 million decrease in bonus expense. Both decreases in stock based compensation expense and bonus expense resulted from us adjusting company-wide objectives. For the three months ended September 30, 2015 and September 30, 2014, performance bonus recorded in S&M expenses was $0 and $0.5 million, respectively. We expect to incur increased legal expenses related to our global patent enforcement. We expect to incur significant expenses for professional services related to the proposed Merger with Purchaser in the fourth quarter of fiscal 2016 or the first quarter of fiscal 2017, which we may incur even if the Merger is not consummated.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.4 million for both the three months ended September 30, 2015 and the three months ended September 30, 2014.

Other income (loss).  Our other loss for the three months ended September 30, 2015 was $1.9 million as compared to other loss of $1.3 million for the three months ended September 30, 2014. Other loss increased primarily due to foreign exchange transaction loss related to our operations from international territories.

Income tax.  Our income tax for the three months ended September 30, 2015 was a benefit of $0.3 million compared to an expense of $1.7 million for the three months ended September 30, 2014, primarily due to the mix of income generated by the Company in foreign jurisdictions with differing withholding and income tax rates.

During the quarter ended September 30, 2015, we changed our assertion with regard to the indefinite reinvestment of earnings generated by our subsidiary in China. We will no longer assert that prior and future earnings of this subsidiary will be indefinitely reinvested. We intend to repatriate approximately $16.4 million of prior year earnings from this subsidiary during the fiscal year. As a result, through September 30, 2015, we recorded approximately $1.0 million of withholding tax expense related to the actual and potential distribution of earnings from this subsidiary. Due to the existence of domestic net operating loss carryforwards and the valuation allowance position against our domestic deferred tax assets, there is no net US federal or state income tax recorded related to this item.

We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service, or the IRS, and state jurisdictions for all years since inception.

Segment information

On August 17, 2015, we entered into a contract with a computer technology company to develop and commercialize IBT. The contractual obligations and operating objectives for the contract are different from the Company's existing theatrical 3D viewing business. Total operating expenses incurred by our new reportable segment, Consumer, for the three months ended September 30, 2015 were $0.5 million, approximately one month's activity from commencement of Consumer. The balance was primarily driven by $0.3 million in R&D expenses and $0.2 million S&M expenses for corresponding personnel costs and non-recurring engineering and prototype expenses. We did not track costs related to IBT separately prior to execution of the Consumer contract. Therefore, it is not practicable to report prior activity.

Six months ended September 30, 2015 compared to six months ended September 30, 2014

Revenue

	Six months ended September 30
(in thousands)	2015		2014
Revenue:	Amount	% of Total	Amount	% of Total	Amount change	Percentage change
License revenue
Domestic	$24,399	27%	$23,845	23%	$554	2%
China	11,181	12%	8,805	9%	2,376	27%
Rest of World	26,708	29%	35,353	34%	(8,645)	(24)%
International	$37,889	41%	$44,158	43%	$(6,269)	(14)%
Total license revenue	$62,288	68%	$68,003	66%	$(5,715)	(8)%
Product and other revenue
Domestic	$21,396	23%	$23,227	23%	$(1,831)	(8)%
China	519	1%	465	—%	54	12%
Rest of World	7,818	8%	11,292	11%	(3,474)	(31)%
International	$8,337	9%	$11,757	11%	$(3,420)	(29)%
Total product and other revenue	$29,733	32%	$34,984	34%	$(5,251)	(15)%
Total revenue	$92,021	100%	$102,987	100%	$(10,966)	(11)%

Our total revenue for the six months ended September 30, 2015 decreased $11.0 million, or 11%, as compared to the six months ended September 30, 2014. The decrease was primarily due to lower worldwide eyewear revenue and lower rest of world license revenue resulting from decreases in international box office performance and increased eyewear incentives provided to studios for domestic releases during the six months ended September 30, 2015. These decreases were largely offset by an increase in both domestic and China license revenue resulting from an increase in domestic box office performance and our continuous expansion into emerging markets, such as China, during the period. For the six months ended September 30, 2015, total license revenue in China revenue increased $2.4 million, or 27%, as compared to the six months ended September 30, 2014. For the six months ended September 30, 2015, license revenue from the largest customer in China comprised 59% of our license revenue in China, as compared to 57% for the six months ended September 30, 2014. Further, total China license revenue comprised approximately 30% of total international license revenue for the six months ended September 30, 2015 as compared to approximately 20% for the six months ended September 30, 2014. Our international markets comprised approximately 50% of total revenue for the six months ended September 30, 2015 as compared to approximately 54% for the six months ended September 30, 2014.

For the six months ended September 30, 2015, there were 11 motion pictures produced domestically and released both domestically and internationally that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the six months ended September 30, 2015 included the following: Jurassic World ($12.2 million), Avengers: Age of Ultron ($8.8 million), Minions ($5.7 million), Fast & Furious 7 ($3.5 million), Inside Out ($3.4 million), San Andreas ($3.1 million), Mad Max: Fury Road ($2.6 million), Ant-Man ($2.3 million), Terminator: Genisys ($2.3 million) and Pixels ($1.6 million). Further, for the six months ended September 30, 2015, there was one motion picture produced and released internationally that contributed greater than $1.0 million of admission-based fees to license revenue: Monster Hunt ($1.4 million).

For the six months ended September 30, 2014, there were 13 motion pictures produced domestically and released both domestically and internationally that contributed greater than $1.0 million of admission-based fees to net license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue six months ended September 30, 2014 included the following: Transformers 4: Age of Extinction ($7.2 million), X-Men: Days of Future Past ($5.6 million), Dawn of The Planet of The Apes ($5.5 million), Amazing Spider-Man 2 ($4.9 million), Maleficent ($4.3 million), Captain America 2: The Winter Soldier ($4.2 million), Guardians of The Galaxy ($4.2 million), Godzilla ($3.8 million), How to Train Your Dragon 2 ($3.7 million) and Rio 2 ($3.3 million). For the six months ended September 30, 2014, there were no motion pictures produced and released internationally that contributed greater than $1.0 million of admission-based fees to license revenue.

License revenues comprised 68% of total revenues for the six months ended September 30, 2015 as compared to 66% for the six months ended September 30, 2014. International license revenues comprised of $37.9 million, or 61% of total license revenues and $44.2 million, or 65% of total license revenue for the six months ended September 30, 2015 and September 30, 2014, respectively.

The $5.3 million decrease in our product and other revenue during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014, was primarily a result of a decrease in the volume of RealD eyewear consumed or sold to our worldwide markets and increased incentives provided to studios for domestic releases. This decrease in RealD eyewear volume internationally compared to the prior period resulted from reduced box office performance. International product revenues totaled $8.3 million, or 28%, of total product revenues and $11.8 million, or 34%, of total product revenues for the six months ended September 30, 2015 and September 30, 2014, respectively.

Recap of Total Revenue

	Six months ended September 30
(in thousands)	2015		2014		Amount	Percentage
Total Revenue	Amount	% of Total	Amount	% of Total	change	change
Domestic	$45,795	50%	$47,072	46%	$(1,277)	(3)%
China	11,700	13%	9,270	9%	2,430	26%
Rest of World	34,526	38%	46,645	45%	(12,119)	(26)%
International	$46,226	50%	$55,915	54%	$(9,689)	(17)%
Total revenue	$92,021	100%	$102,987	100%	$(10,966)	(11)%

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions and box office performance of those films.

Cost of Revenue

	Six months ended September 30
	2015		2014
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount change	Amount change
Revenue:
License revenue	$62,288	68%	$68,003	66%	$(5,715)	(8)%
Product and other	29,733	32%	34,984	34%	(5,251)	(15)%
Total revenue	$92,021	100%	$102,987	100%	$(10,966)	(11)%
Cost of revenue:
License	$20,261	33%	$22,125	33%	$(1,864)	(8)%
Product and other	22,895	77%	25,289	72%	(2,394)	(9)%
Total cost of revenue	$43,156	47%	$47,414	46%	$(4,258)	(9)%
Gross profit:
License	$42,027	67%	$45,878	67%	$(3,851)	(8)%
Product and other	6,838	23%	9,695	28%	(2,857)	(29)%
Total gross profit	$48,865	53%	$55,573	54%	$(6,708)	(12)%

Both the six months ended September 30, 2015 and the six months ended September 30, 2014 include expenses discussed under the caption "Cost Reduction Plans".

For the six months ended September 30, 2015, our total cost of revenue decreased $4.3 million primarily due to decreased volume of shipments. This decrease in cost of eyewear revenue also impacted total cost of revenue as a percentage of total revenue, which increased to 47% for the six months ended September 30, 2015, as compared to 46% for the six months ended September 30, 2014.

License cost of revenue for the six months ended September 30, 2015 decreased $1.9 million primarily due to reduced impairment expense related to returned or bad debt associated RealD Cinema Systems and lower depreciation expenses. The decrease in depreciation expenses was primarily due to an increase in the number of fully depreciated but still in service RealD Cinema systems. Impairment expense totaling $0.8 million and $1.5 million, or 1% and 2% as a percentage of total license revenue, respectively, was included in license cost of revenue for the six months ended September 30, 2015 and September 30, 2014, respectively. Depreciation and amortization expense totaling $16.2 million and $17.3 million, or 26% and 25% as a percentage of total license revenue, respectively, was included in license cost of revenue for the six months ended September 30, 2015 and September 30, 2014, respectively.

Product and other gross profit decreased $2.9 million during the six months ended September 30, 2015, primarily as a result of decreased volume of shipments, increased incentives provided to studios for domestic releases and partially offset by optimizing eyewear product mix and decreases in cost of eyewear products. Product and other gross margin decreased to 23% for the six months ended September 30, 2015 as compared to 28% for the six months ended September 30, 2014.

Costs associated with our eyewear recycling program are expensed in the period incurred. Recycling costs totaled $3.2 million and $4.2 million for the six months ended September 30, 2015 and September 30, 2014, respectively. Recycling costs included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Six months ended September 30
(in thousands)	2015	2014	Amount change	Percentage change
Research and development	$6,471	$10,110	$(3,639)	(36)%
Selling and marketing	10,102	11,111	(1,009)	(9)%
General and administrative	28,355	23,150	5,205	22%
Total operating expenses	$44,928	$44,371	$557	1%

The six months ended September 30, 2015 and the six months ended September 30, 2014 both include expenses discussed under the caption "Cost Reduction Plans".

Research and development. Our R&D expenses decreased due to $1.6 million lower personnel costs, $1.2 million lower non-recurring engineering and prototype expenses, $0.4 million lower bonus expense. The decrease in personnel costs relates to transfer of personnel to other functions within the Company. The decrease in non-recurring engineering and prototype expenses relates to reduced spending in consumer initiatives and cinema laser initiatives for the six months ended September 30, 2015 as compared to the same period in fiscal year 2015. For the six months ended September 30, 2015 and September 30, 2014, performance bonus recorded in R&D expenses was $0 and $0.4 million, respectively. We expect to continue to support research and development of visual technologies for new products and continued investment in our cinema business.

Selling and marketing. Our S&M expenses decreased primarily due to $0.9 million decrease in various marketing events and associated promotional expenses, $0.3 million decrease in professional and outside service fees and $0.1 million decrease in bonus expense. These decreases were partially offset by an increase of $0.3 million in personnel compensation related to transfer of personnel from other functions within the Company. For the six months ended September 30, 2015 and September 30, 2014, performance bonus recorded in S&M expenses was $0.2 million and $0.3 million, respectively. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to $6.7 million higher professional and outside service fees, $0.7 million increase in foreign taxes due to an increase in associated revenues and were partially offset by $1.3 million decrease in personnel compensation and $1.0 million lower bad debt expense. The increase in outside services and professional service fees includes $6.5 million increase in legal fees associated with our global patent enforcement. The decrease in personnel compensation was primarily driven by $0.9 million decrease in bonus expense and $0.7 million decrease in stock-based compensation. For the six months ended September 30, 2015 and September 30, 2014, performance bonus recorded in S&M expenses was a saving of $0.3 million and an expense $0.5 million, respectively. The decrease in bad debt expense resulted from settling previously reserved receivables with customers. We expect to incur increased legal expenses related to our global patent enforcement. We expect to incur significant expenses for professional services related to the proposed Merger with Purchaser in the fourth quarter of fiscal 2016 or the first quarter of fiscal 2017, which we may incur even if the Merger is not consummated.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.8 million and $0.9 million for the six months ended September 30, 2015 and September 30, 2014, respectively. The decrease in net interest expense was primarily due to decrease in weighted average interest rate period-over-period.

Other income (loss).  Our other loss for the six months ended September 30, 2015 was $1.6 million as compared to other loss of $1.2 million for the six months ended September 30, 2014. Other loss increased primarily due to foreign exchange transaction loss related to our operations from international territories.

Income tax.  Our income tax expense for the six months ended September 30, 2015 was $2.2 million compared to $4.0 million for the six months ended September 30, 2014, primarily due to the mix of income generated by the Company in foreign jurisdictions with differing withholding and income tax rates.

During the quarter ended September 30, 2015, we changed our assertion with regard to the indefinite reinvestment of earnings generated by our subsidiary in China. We will no longer assert that prior and future earnings of this subsidiary will be indefinitely reinvested. We intend to repatriate approximately $16.4 million of prior year earnings from this subsidiary during the fiscal year. As a result, through September 30, 2015, we recorded approximately $1.0 million of withholding tax expense related to the actual and potential distribution of earnings from this subsidiary. Due to the existence of domestic net operating loss carryforwards and the valuation allowance position against our domestic deferred tax assets, there is no net US federal or state income tax recorded related to this item.

We file income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

We have net operating losses that may potentially offset taxable income in the future. We expect to incur an increasing amount of income tax expenses that relate primarily to international operations. We file federal income tax returns and income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

Segment information

On August 17, 2015, we entered into a contract with a computer technology company to develop and commercialize IBT. The contractual obligations and operating objectives for the contract are different from the Company's existing theatrical 3D viewing business. Total operating expenses incurred by our new reportable segment, Consumer, for the six months ended September 30, 2015 were $0.5 million, approximately one month's activity from the commencement of Consumer. The balance was primarily driven by $0.3 million in R&D expenses and $0.2 million S&M expenses for corresponding personnel costs and non-recurring engineering and prototype expenses. We did not separately track costs related to IBT prior to execution of the Consumer contract. Therefore, it is impracticable to report prior activity.

Seasonality and quarterly performance

Seasonal trends

Our operations are generally subject to seasonal trends based on the number of 3D motion pictures released and the box office of those 3D motion pictures. As is the case with other participants in the motion picture exhibition industry, we expect that our fiscal quarters during the summer period generally will tend to show stronger box office performance and higher revenues due to the summer movie-going season, when many of the largest grossing films in any given year are typically released. By comparison the quarter ending in March traditionally does not benefit from the same box office performance due to the number and nature of the motion pictures released in this seasonal period. We expect to experience seasonal fluctuations in results of operations as a result of these trends. Our quarterly financial results have fluctuated in the past and may continue to fluctuate in the future based on a number of other factors in addition to these seasonal trends, including delays in production or cancellations of 3D motion pictures or changes in release schedules, many of which are beyond our control. Factors that may cause our operating results to vary or fluctuate include those discussed in Part II, Item 1A below under the caption "Risk Factors".

Performance bonus

Our performance bonuses are paid in cash based primarily on Company performance, including Non-U.S. GAAP measures (see "Non-U.S. GAAP discussion"). Performance-based bonus expense for the three and six months ended September 30, 2015 and September 30, 2014 and fiscal year ended March 31, 2015 and March 31, 2014 was as follows:

	Three months ended September 30		Six months ended September 30		Fiscal year ended March 31
(in thousands)	2015	2014	2015	2014	2015	2014
Cost of revenue - License	$—	$86	$—	$86	$371	$71
Cost of revenue - Product and Other	—	24	—	24	109	4
Research and development	—	375	—	375	1,583	527
Selling and marketing	92	330	184	330	1,793	744
General and administrative	—	545	(340)	545	2,218	1,154
Total performance bonus expense	$92	$1,360	$(156)	$1,360	$6,074	$2,500

Performance share units

Starting in fiscal year ended March 31, 2014, we issued performance stock units (PSUs), which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. Share-based compensation expense for all PSUs for the three and six months ended September 30, 2015 and September 30, 2014 and fiscal year ended March 31, 2015 and March 31, 2014 was as follows:

	Three months ended September 30		Six months ended September 30		Fiscal year ended March 31
(in thousands)	2015	2014	2015	2014	2015	2014
Cost of revenue	$—	$—	$—	$—	$—	$—
Research and development	—	133	—	133	192	—
Selling and marketing	72	64	360	64	142	—
General and administrative	184	800	1,074	800	1,152	—
Total PSU expenses	$256	$997	$1,434	$997	$1,486	$—
Total license revenue	$25,154	$32,190	$62,288	$68,003	$109,317	$132,512
PSU expense as a percentage of license revenue	1.0%	3.1%	2.3%	1.5%	1.4%	—%

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Six months ended September 30
(in thousands)	2015	2014
Operating activities	$17,494	$34,829
Investing activities	(8,103)	(12,332)
Financing activities	$8,159	$(1,865)

Cash flow from operating activities

Both the six months ended September 30, 2015 and the six months ended September 30, 2014 include payments discussed under the caption "Cost Reduction Plans".

Net cash inflow from operating activities of $17.5 million during the six months ended September 30, 2015 resulted from net loss adjusted for non-cash items, increases in deferred revenue and customer deposits and partially offset by increases in accounts receivable, prepaid expenses and other assets. The increase in accounts receivable was related to the timing of invoicing and customer collections. The increase in deferred revenue and customer deposits was due to addition of various sales contracts that required an upfront deposit and partially offset by depletion of the existing fixed fee revenue contracts as we focus more on admission based revenue structure. Deferred revenue also includes $7.5 million for upfront nonrefundable and nonrecoupable license fees in connection with an agreement we entered into with a computer technology company to develop and commercialize RealD’s intelligent backlighting technology.

Operating activities provided cash inflow of $34.8 million during the six months ended September 30, 2014. The cash inflow primarily resulted from lower cost of product, reduced operating expenses and higher cash collections and decreased inventories primarily due to better than expected box office performance, partially offset by decreases in accounts payable.

Cash flow from investing activities

For both the six months ended September 30, 2015 and September 30, 2014, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $8.1 million for the six months ended September 30, 2015 and $12.4 million for the six months ended September 30, 2014. We expect to continue to support the growth of our cinema business and existing sales base. Our future capital expenditures may fluctuate depending upon the pace of new system installation or upgrades.

Cash flow from financing activities

Net cash inflow from financing activities for six months ended September 30, 2015 resulted from $12.7 million in proceeds from the 2014 Credit Agreement, $1.5 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $4.5 million quarterly payment on the 2014 Credit Agreement and $1.5 million repayments on tax withholding of restricted stock units.

Net cash outflow from financing activities for the six months ended September 30, 2014 resulted from $37.3 million in proceeds from the 2014 Credit Agreement, $2.4 million in proceeds from issuance of stock option exercises and employee stock plan purchases, which were partially offset by $36.2 million payoff of the 2012 Credit Agreement, the $3.8 million quarterly payment on the 2014 Credit Agreement, the $0.9 million payment of the debt issuance cost related to the completion of the 2014 Credit Agreement and the $0.7 million repayments on tax withholding of restricted stock units.

As of September 30, 2015, there was $38.0 million in debt outstanding under the 2014 Credit Agreement and $50.0 million available to borrow under the 2014 Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes and stock repurchases.

For the six months ended September 30, 2015 and September 30, 2014, proceeds from employee stock option exercises and employee stock plan purchases were $1.5 million and $2.4 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

2014 Credit Agreement

On June 26, 2014, we entered into the 2014 Credit Agreement with City National , as administrative agent and letter of credit issuer, the other agents and Lenders from time to time party thereto. The 2014 Credit Agreement amended and restated in its entirety the 2012 Credit Agreement.

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to us:

•
the Revolving Facilityin a maximum amount not to exceed $50 million , which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
the Term Loan Facility n a maximum amount not to exceed $50 million, which matures on June 26, 2018. During the first quarter of fiscal year 2015, we borrowed $37.3 million under the Term Loan Facility and during the first quarter of fiscal year 2016, we borrowed the remaining $12.7 million under the Term Loan Facility.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the federal funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the euro currency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility was 0.375% of the unused commitment. Additionally, we are charged a letter of credit fee of between 2.25% to 2.75%, depending on our leverage ratio, per year, with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at September 30, 2015 and March 31, 2015.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by the Loan Parties. The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

As of September 30, 2015, $50 million was available under the Revolving Facility and none was available under the Term Loan Facility, totaling $50 million of availability under the 2014 Credit Agreement.

Under the 2014 Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 30, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the 2014 Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

As of September 30, 2015, there was no balance outstanding under the Revolving Facility. The outstanding balance of $38.0 million on the Term Loan Facility at September 30, 2015 is to be repaid in 10 quarterly installments of $2.7 million through March 31, 2018 and the remaining $11.4 million principal on June 26, 2018. As of September 30, 2015, our primary sources of liquidity were our cash and cash equivalents of $76.9 million and the $50.0 million in funds available under the 2014 Credit Agreement.

Stock repurchase activity

On April 20, 2012, we announced that our board of directors approved the repurchase of up to $50 million of RealD's common stock. On December 14, 2012, our board of directors approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares to be repurchased and the timing of any repurchases depend on factors such as our stock price, economic and market conditions, uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to the stock repurchase plan, we repurchased a total of 6,599,726 shares of our common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $67.9 million from inception to date. For the three and six months ended September 30, 2015, there were no stock repurchases.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of September 30, 2015. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Non-U.S. GAAP discussion

In addition to our U.S. GAAP results, we present Adjusted EBITDA and free cash flow as supplemental measures of our performance. However, Adjusted EBITDA and free cash flow are not recognized measurements under U.S. GAAP. We define Adjusted EBITDA as net income (loss) plus expenses for interest, income taxes, depreciation, amortization, impairment and stock-based compensation plus net foreign exchange loss (gain) plus expenses under our 2014 Credit Agreement for the non- U.S. GAAP categories "restructuring charges, severance costs and reserves" and "non-recurring expenses". We do not consider the preceding adjustments to be indicative of our core operating performance. We define free cash flow as total cash provided by (used in) operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations and our liquidity in that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and free cash flow should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items.

Adjusted EBITDA

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and six months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30		Six months ended September 30
(in thousands)	2015	2014	2015	2014
Net income (loss)	$(7,916)	$(751)	$(592)	$5,178
Add (deduct):
Interest expense, net	416	413	770	885
Income tax expense	(316)	1,676	2,178	3,963
Depreciation and amortization	9,226	10,192	18,787	20,005
Other loss, net (1)	1,928	1,336	1,581	1,176
Share-based compensation expense (2)	2,928	4,262	7,341	8,233
Impairment of assets and intangibles (3)	422	452	811	1,468
Cost reduction plan (4)	21	532	186	603
Non-recurring expenses (5)	470	—	688	—
Adjusted EBITDA (6)	$7,179	$18,112	$31,750	$41,511

(1)	Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

(2)
Represents share-based compensation expense of nonstatutory and incentive stock options, restricted stock units and performance stock units, and employee stock purchase plan to employees, officers and directors.

(3)	Represents impairment of long-lived assets, such as fixed assets, theatrical equipment and related purchase commitments and identifiable intangibles.

(4)	Expenses comprising the non-U.S. GAAP category "restructuring charges, severance costs and reserves" as defined in our 2014 Credit Agreement (also see the "Cost Reduction Plans" caption above).

(5)
Expenses under our 2014 Credit Agreement for the non-U.S. GAAP category "non-recurring costs and expenses". In the three and six months ended September 30, 2015, these expenses represent advisory and professional service fees related to our strategic alternatives process and other costs.

(6)
Adjusted EBITDA is not a recognized measurement under U.S. GAAP. For a definition of Adjusted EBITDA and reconciliation to net income (loss), the comparable U.S. GAAP item, see the entirety of this "Non-U.S. GAAP discussion".

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plans, in analyzing the effectiveness of our business strategies, in evaluating potential acquisitions, in making compensation decisions and in communications with our board of directors concerning our financial performance. Our definition of Adjusted EBITDA also aligns with the definition used in the 2014 Credit Agreement and is used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

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

Free cash flow

The following table sets forth our major sources and (uses) of cash per U.S. GAAP for each period as set forth below:

	Six months ended September 30
(in thousands)	2015	2014
Operating activities	$17,494	$34,829
Investing activities	(8,103)	(12,332)
Financing activities	$8,159	$(1,865)

We define non-U.S. GAAP free cash flow as total cash provided by (used in) operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Set forth below is a reconciliation of free cash flow to cash provided by (used in) operating activities, the comparable U.S. GAAP, for the following periods indicated:

	Six months ended September 30
(in thousands)	2015	2014
Net cash provided by operating activities	$17,494	$34,829
Purchases of property and equipment	(674)	(3,448)
Purchases of cinema systems and related components	(7,429)	(8,963)
Total free cash flow	$9,391	$22,418

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	licensing revenue terms applied to the timing and number of motion picture exhibitor consumer admissions;

•	domestic eyewear product revenue terms applied to when the usage occurs and the amount of usage;

•	deferred costs of domestic eyewear product shipments;

•
effects of allowances that are capitalized on the balance sheet and amortized to the applicable line item on the statement of operations as expense or contra revenue and earned customer incentives when customers do not timely report the activity that result in earned allowances and incentives;

•	customer contract terms and their effects on revenue and balance sheet items;

•	fair market values of multiple deliverable components relating to sales of product, services and intellectual property;

•	impairment testing of goodwill, intangible assets and tangible assets, including determination of relevant reporting units and long-lived asset groups;

•	useful lives of intangible assets and tangible assets;

•	timing and amount recognized for performance-based compensation, including bonus, executive salary and executive restricted stock units, based on projections of the Company's performance achievement;

•	the impact of potential future tax consequences of events that have been recognized in the Company’s financial statements;

•	valuation of accruals and allowances;

•	contingency assessments; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation.

Revenue recognition

We derive substantially all of our revenue from the license of RealD Cinema Systems and the product sale of RealD eyewear. We evaluate revenue recognition for transactions using the criteria set forth by the FASB in ASC Topic 840, Leases and ASC Topic 605, Revenue Recognition. The revenue recognition guidance states that revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We record revenue net of estimated lease incentives and other allowances.

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

License revenue from RealD Cinema systems

License revenue, net of lease incentives and other allowances, is accounted for as an operating lease. License revenue is primarily derived under per-admission, percentage of box office, periodic fixed fee, or per-motion picture basis with motion picture exhibitors. Amounts received up front, less estimated lease incentives, are deferred and recognized over the lease term using the straight-line method. Additional lease payments that are contingent upon future events outside our control, including those related to admission and usage, are recognized as revenues when the contingency is resolved and we have fulfilled our obligations specific to the contingent payment received. Certain of our license revenue from leasing RealD Cinema Systems is earned upon admission by the motion picture exhibitor’s consumers. Our licensees, however, do not report and pay for such license revenue until after the admission has occurred, which may be received subsequent to our fiscal period end. We estimate and record domestic licensing revenue related to motion picture exhibitor consumer admissions in the quarter in which the admission occurs but only when reasonable estimates of such amounts can be made. We record our international licensing revenue based on actual amounts reported by motion picture exhibitors. We determine that there is persuasive evidence of an arrangement upon the execution of a license agreement or upon the receipt of a licensee’s admissions report. Revenue is deemed fixed or determinable upon receipt of a licensee’s admissions report or evidence of a RealD box office showing by licensee. We determine collectability based on an evaluation of the licensee’s recent payment history and evaluation of the respective customer’s credit-standing.

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

Share-based compensation expense for all share-based arrangements for the three and six months ended September 30, 2015 and September 30, 2014 was as follows:

	Three months ended September 30		Six months ended September 30
(in thousands)	2015	2014	2015	2014
Share-based compensation
Cost of revenue	$197	$424	$505	$615
Research and development	595	1,050	1,087	1,676
Selling and marketing	863	702	2,149	1,629
General and administrative	1,273	2,086	3,600	4,313
Total	$2,928	$4,262	$7,341	$8,233

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the six months ended September 30, 2015, we granted 0.1 million stock options at a weighted average grant date fair value of $6.56 per share.  For the three months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to stock options and our employee stock purchase plan was $0.8 million and $1.9 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to stock options and our employee stock purchase plan was $2.5 million and $4.4 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended September 30, 2015 and September 30, 2014, share based compensation expense related to performance stock options was $0.2 million and $0.1 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share based compensation expense related to performance stock options was $0.4 million and $0.3 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to performance stock units was $0.3 million and $0.9 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to performance stock units was $1.4 million and $1.0 million, respectively.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the six months ended September 30, 2015, we granted 0.5 million restricted stock units at a weighted average grant date fair value of $12.63 per restricted stock unit. For the three months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to restricted stock units was $1.7 million and $1.4 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, share-based compensation expense related to restricted stock units was $3.1 million and $2.6 million, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear mostly include RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analysis of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analysis indicates that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of September 30, 2015, there was no inventory reserve as a result of the Company's realizable value analyses. As of March 31, 2015, the inventory reserve as a result of the Company’s net realizable value analyses was and $0.1 million.

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

For the three months ended September 30, 2015 and September 30, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.4 million and $0.5 million, respectively. For the six months ended September 30, 2015 and September 30, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.8 million and $1.5 million, respectively.

Deferred tax asset valuation and tax exposures

As of September 30, 2015, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Cost of revenue

Cost of license revenue

Major components of cost of license revenue include depreciation for RealD Cinema systems, impairment for RealD Cinema systems, salaries and benefits and shipping and handling costs in relation to transportation of RealD Cinema systems.

Cost of product and other revenue

Major components of cost of product and other revenue include cost for RealD eyewear, shipping and handling costs in relation to transportation of RealD eyewear, recycling costs for RealD eyewear and salaries and benefits.

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in both cost of license revenue and cost of product and other revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $2.0 million and $1.9 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Shipping and handling costs recognized in cost of revenue were $5.0 million and $4.2 million for the six months ended September 30, 2015 and September 30, 2014, respectively.

Research and development

R&D costs are expensed as incurred. Major components of R&D expense include salaries and benefits, depreciation for R&D assets, materials and supplies inclusive of prototypes, non-recurring engineering, payments to third parties for R&D, facilities and equipment that can only be used for a particular project and overhead allocations of various administrative and facilities costs related to R&D.

Selling and marketing

S&M costs are expensed as incurred. Major components of S&M expense include salaries and benefits, various marketing and promotional events related expenses and overhead allocations of various administrative and facilities costs related to S&M
General and administrative costs
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, public company costs, bad debt expenses and gain and loss from disposition of assets. Additionally, general and administrative costs include sales, use, goods and services tax, VAT and similar taxes, collectively, referred to as the Transaction Taxes, as well as property taxes. For our U.S. cinema license and product revenue as well as some of our international cinema license and product revenue, we absorb the majority of the Transaction Taxes. The Transaction Taxes recognized in general and administrative costs were $1.5 million and $0.8 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The Transaction Taxes recognized in general and administrative costs were $3.0 million and $2.2 million for the six months ended September 30, 2015 and September 30, 2014, respectively.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases.

•The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance. ASU 2014-09 also changes Topic 360 Property, Plant and Equipment, Topic 350 Intangibles-Goodwill and Other and certain other U.S. GAAP.

•ASU 2014-09 will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The Company is evaluating the impact of the new guidance on the Company’s financial statements and has not yet selected a transition approach to implement this standard.

•ASU 2014-09 was originally effective for the Company starting April 1, 2017 with early adoption not permitted. In August 2015, FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date. ASU 2015-14 defers the effective date by one year but allows early adoption at the original effective date. The Company has decided to adopt 2014-09 on the new effective date of April 1, 2018 (the first quarter of fiscal year 2019).

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The objective of 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for the Company beginning in fiscal 2017. The guidance is not expected to have a material impact on the consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU 2015-03, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for the Company beginning in fiscal 2017. The Company elected not to early adopt. The guidance is not expected to have a material impact on the consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which amended U.S. GAAP guidance issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. ASU 2015-11 will be effective for the Company beginning in fiscal 2018. The Company elected not to early adopt ASU 2015-11. The guidance is not expected to have a material impact on the consolidated financial statements.

In August 2015, FASB issued ASU 2015-15, "Interest - Imputation of Interest", which amended U.S. GAAP guidance issued for the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendments clarified the SEC staff's approval to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This pronouncement was effective starting on August 5, 2015. The Company has adopted the guidance and there is no material impact on its consolidated financial statements.

In September 2015, FASB issued ASU 2015-06 Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-06 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective April 1, 2016 with early adoption permitted. The Company has early adopted. The guidance is not expected to have a material impact on the consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At September 30, 2015, we had cash and cash equivalents of $76.9 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the federal funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the euro currency rate for a one month interest period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of September 30, 2015, we had $38.0 million in borrowings outstanding under the 2014 Credit Agreement which bore 2.75% weighted average interest.

Foreign currency risk

We have foreign currency risks related to our revenue and operating expenses, cash and intercompany debt denominated in currencies other than the U.S. dollar. Our historical revenue has generally been denominated in U.S. dollars, and in recent years, a significant portion of our current revenue has been denominated in U.S. dollars, Chinese yuan, Euro and Great Britain pound; however, we are experiencing an increasing portion of our future revenue and operating expenses being denominated in currencies other than the aforementioned currencies, primarily the Canadian dollar, Latin American currencies, Russian ruble, Japanese yen and Hong Kong dollar. Our operating expenses are generally denominated in the currencies of the countries where our operations are located, primarily the United States and United Kingdom. Increases and decreases in our international revenue from movements in foreign exchange rates are partially offset by the corresponding increases or decreases in our international operating expenses. To further reduce our net exposure to foreign exchange rate fluctuations on our results of operations, we have entered into foreign currency forward contracts.

As of September 30, 2015, we had outstanding forward contracts based on the Euro with notional amounts totaling $2.8 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three months ended September 30, 2015, the net loss related to the change in fair value of our foreign currency forward contracts was $0.1 million and classified as other loss. For the six months ended September 30, 2015, the net loss related to the change in fair value of our foreign currency forward contracts was $0.4 million. For the three and six months ended September 30, 2014, the net gain related to the change in fair value of our foreign currency forward contracts was $0.1 million. Foreign currency master agreements typically allow the netting of receivables and payables.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

Our management is committed to remediating the material weakness. We have initiated a plan to address the identified deficiencies and to enhance our overall financial control environment, including taking the following steps:

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

In November 2014, we filed a complaint with the United States International Trade Commission, or the ITC, and the ITC instituted an investigation under Section 337 of the Tariff Act of 1930 into MasterImage’s allegedly infringing imports into the United States. RealD has requested that the ITC issue an Exclusion Order to bar importation of those MasterImage products and the key components inside those products. We have also sought a Cease and Desist Order to bar further sales and other domestic commercial activities of infringing MasterImage products and key components that have already been imported. The investigation is ongoing before the ITC, and an evidentiary hearing was held in September 2015. The Initial Determination of the investigation is due in December 2015. Pending the ITC action, RealD and MasterImage have mutually agreed to stay the concurrent proceedings in the US District Court without prejudice.

In May 2015, the Company filed a lawsuit with the Paris First Instance Court against MasterImage 3D PLC, Kinepolis Group and Kinepolis Le Chateau Du Cinema, for infringement of RealD's European patent related to the RealD XL Cinema System 3D cinema projection technology. The action is pending.

Our competitors have filed petitions seeking re-examinations and other challenges to our patents and patent applications in the United States, Europe, Australia, China, Japan and Russia. Recent decisions from Japan and Australia upheld the validity of the challenged patents, and the United States patent office has denied institution of inter partes review in five out of seven petitions. The Company is vigorously defending against the remaining challenges.

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

Risks relating to our proposed merger with Purchaser

Our proposed Merger with Purchaser may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.*

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the fourth quarter of our fiscal year ending March 31, 2016, or shortly thereafter, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•
if the Merger is not completed, and no other party is willing and able to acquire us at a price of $11.00 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and will continue to incur, significant expenses for professional services related to the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the transaction;

•	a failed Merger may result in negative publicity and/or give a negative impression of us among our customers or in the investment community or business community generally; and

•
if the Merger Agreement is terminated under certain circumstances, we may be required to pay Purchaser and Merger Sub a termination fee of $24 million and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.

The announcement and pendency of the Merger could adversely affect our business, financial condition and results of operations.*

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•
third parties may determine to delay or defer decisions with regard to our products or services or terminate and/or attempt to renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•
the diversion of significant management and employee time and resources towards the completion of the Merger and the unavoidable disruption to our relationships with employees, customers and other business partners may detract from our ability to grow revenues and minimize cost;

•	the impairment of our ability to attract and retain key personnel; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.*

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and RSUs, and the receipt of change in control or other severance payments and employment offers in connection with the proposed transactions.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Merger.*

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal to acquire us. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Purchaser and Merger Sub a termination fee of $24 million and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Lawsuits may be filed against us and the members of our board of directors arising out of our acquisition by Purchaser, which may delay or prevent the proposed Merger.*

Putative stockholder class action complaints and other lawsuits may be filed against us, our board of directors, Purchaser and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain and we may not be successful in defending against any such future claims. Lawsuits, that may be filed against us could delay or prevent our acquisition by Purchaser, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks relating to our business and our industry

If motion pictures that can be viewed with RealD Cinema Systems are not made or are not commercially successful, our revenue will decline.*

Almost all of our revenue is currently dependent upon both the number of 3D motion pictures released and the commercial success of those 3D motion pictures. Although we have produced alternative content in 3D, we are not actively developing 3D motion pictures or our own 3D content, and therefore, we rely on motion picture studios to produce and release 3D motion pictures compatible with our RealD Cinema Systems. There is no guarantee that the number of 3D motion pictures being released will remain at current levels or increase or that motion picture studios will continue to produce 3D motion pictures at all. Motion picture studios may refrain from producing and releasing 3D motion pictures for any number of reasons, including their lack of commercial success, changes in consumer preferences, the lower-cost to produce 2D motion pictures or the availability of other entertainment options.  The commercial success of a 3D motion picture depends on a number of factors that are outside of our control, including whether it achieves critical acclaim, timing of the release, cost, marketing efforts and promotional support for the release. In the past, consumer interest in 3D motion pictures was episodic and motion picture studios tended to use 3D motion pictures as a gimmick rather than as an artistic tool to enhance the viewing experience. Consumer preferences have recently trended toward viewing motion pictures in 2D rather than 3D resulting in weaker box office performance. Weaker box office performance of 3D motion pictures may result in motion picture studios producing fewer 3D motion pictures or motion picture exhibitors may reduce the frequency in which they show motion pictures in 3D or may decide not to show 3D motion pictures at peak movie-going hours. Poor box office performance of 3D motion pictures, disruption or reduction in 3D motion picture production or conversion of 2D motion pictures into 3D motion pictures, changes in release schedules, the inability to see 3D motion pictures at peak hours, cancellations of motion picture releases in 3D versions, a reduction in marketing efforts for 3D motion pictures by motion picture studios or a lack of consumer demand for 3D motion pictures could result in lower 3D motion picture attendance, which would substantially reduce our revenue, which declined in fiscal year 2015 compared to fiscal year 2014. Moreover, films can be subject to delays in production or changes in release schedule, and the slippage of a film’s release date from one accounting period to another could adversely affect our financial condition, results of operations and business.

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

We implemented our Cost Reduction Plans to reduce the overall costs of our global operations, and we are seeking further efficiencies in our cost structure. We may encounter difficulties, delays and unexpected costs in connection with such efforts. Our ability to achieve anticipated savings is dependent upon various business developments, such as the state of development of, and prospects for, our new technologies, some of which are beyond our control. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

In addition, part of our cost reduction efforts may involve an involuntary reduction in force. For our cost reduction efforts to be successful while at the same time building a framework for future performance, we must continue to execute and deliver on our core business initiatives around the world with fewer human resources and intellectual capital. This will include managing complexities associated with a geographically diverse organization. We must also attract, retain and motivate key employees, including highly qualified management, scientific, engineering and sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

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

In connection with the preparation of our interim financial statements for the quarter ended December 31, 2014, our management team and independent registered public accounting firm identified certain deficiencies in our internal controls that, when aggregated, were determined to be a material weakness in our internal control over financial reporting. We subsequently initiated a remediation plan to enhance our control procedures for the identified deficiencies, but will not consider the material weakness remediated until our controls are operational for a sufficient period of time, tested and management concludes that these controls are operating effectively. Prior to such time, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

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

We have limited operating history in the consumer electronics and personal computing industry and we may not successfully grow in this market.

        We recently entered into an agreement with a computer technology company to develop and commercialize our intelligent backlight technology, or IBT.  The development of IBT has not been completed and there is no guarantee that we will be able to successfully develop IBT into a product that can be incorporated into a personal computing device.  In addition, there is no guarantee that IBT will be commercialized even if it is feasibly developed.  We have limited operating history in the consumer electronics industry and we have limited insight into whether IBT will be adopted by consumers.  Our competitors may offer consumers superior technology or lower prices which may reduce the demand for visual display devices using IBT. If we are unable to successfully develop IBT, or if it is not successfully integrated and commercialized, we will not achieve the full benefits of the agreement we entered into with the computer technology company, our reputation in the consumer electronics industry could be harmed and our prospects to grow in that market could be adversely affected.

Any inability to protect our intellectual property rights could reduce the value of our 3D and other visual technologies and our brands, which could adversely affect our financial condition, results of operations and business.

Our business is dependent upon our patents, trademarks, trade secrets and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our licensees operate, such as China. For example, we believe competitors may be introducing cinema systems similar to our RealD Cinema Systems that potentially infringe on our intellectual property rights in China, Russia and other territories to unfairly compete against us.  While we are actively engaged in the enforcement and protection of our intellectual property rights, the efforts we have taken may not be sufficient or we may not prevail. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

We own patents issued and patent applications pending, including those covering our RealD Cinema Systems. Our patents are filed in the United States, often with corresponding patents or filed applications in other jurisdictions. However, it is possible that some of our 3D and other visual technologies may not be protectable by patents, or that patent applications pending may not be issued or the patents may not provide the Company with any competitive advantages. In addition, given the costs of obtaining patent protection, we may choose not to protect particular innovations that later turn out to be important. Even where we do have patent protection, the scope of such protection may be insufficient to prevent third parties from designing around our particular patent claims or otherwise avoiding infringement. Any claims or litigation initiated by the Company to protect its patents could be time consuming, costly and divert the attention of our technical and management resources. Furthermore, there is always the possibility that an issued patent may later be found to be invalid or unenforceable, or a competitor may attempt to engineer around our issued patent. Additionally, patents only offer a limited term of protection. Moreover, the intellectual property we maintain as trade secrets could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets.

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

The motion picture industry is highly competitive, particularly among providers of 3D technologies. Our primary competitors include Dolby, Sony, IMAX, MasterImage and Volfoni. In addition, other companies, including motion picture exhibitors and studios and smaller competitors in international markets, may develop their own 3D technologies in the future. Consumers may also perceive the quality of 3D technologies delivered by some of our competitors to be equivalent or superior to our 3D technologies. In addition, some of our current or future competitors may enjoy competitive advantages, such as greater financial, technical, marketing and other resources, greater market share and name recognition, ability to develop and be the first to introduce new 3D technologies successfully to the market or more experience or advantages in the business segments in which we compete that will allow them to offer lower prices or higher quality technologies, products or services. If we do not successfully compete with these providers of 3D technologies, we could continue to lose market share and our business could be adversely affected. In addition, competition could force us to decrease prices and cause our margins to decline, which could adversely affect our business. Pricing pressures in both domestic and international motion picture exhibitor markets continue, and no assurance can be given that our margins in future periods will increase.

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

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.*

We are highly leveraged. As of September 30, 2015, our total indebtedness was approximately $38.0 million. Our high degree of leverage could have important consequences, including the following: (i) we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations; (ii) we may be unable to meet our working capital and capital expenditure needs in order to compete successfully in our industry, particularly if we increase our debt obligations under our secured credit facility; (iii) we may be limited in our ability to obtain additional financing in the future, including obtaining additional commitments from our revolving credit facility; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) we may be vulnerable to general adverse economic and industry conditions, including changes in interest rates.

We may borrow additional amounts under our credit facilities to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. As of September 30, 2015, $50 million was available under our revolving credit facility, which matures on June 26, 2017, and none was available under our term loan facility, which matures on June 26, 2018.

Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts in place that would protect us against changes in interest rates. There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms we can afford. For more information regarding our credit facilities, see "Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

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

Our operating results may fluctuate from quarter-to-quarter, which may be different from analysts’ expectations and adversely affect our stock price.

Our operating results may fluctuate from quarter-to-quarter. Factors that have affected our operating results in the past, and are likely to affect our operating results in the future, include, among other things:

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

•	the timing and accuracy of license fee reports which often include positive or negative corrective or retroactive license fees that cover extended periods of time;

•	rates of growth in installation of our RealD Cinema Systems overseas, especially in China, Russia and other emerging economies;

•	varying types of performance compensation;

•	management of our expenses as we continue to focus on our core strategy, conduct a strategic process and implement our Cost Reduction Plans; and

•	competitive and pricing pressures that vary from market-to-market and place-to-place.

In addition, variances in our operating results from analysts’ expectations could adversely affect our stock price. See also "Management’s discussion and analysis of financial condition and results of operations—Seasonality and quarterly performance."

We have incurred and may in the future incur asset impairment charges.*

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

Additionally, in connection with our Cost Reduction Plans, we might vacate space at our headquarters in Beverly Hills, California, and/or our operations and R&D facility in Boulder, Colorado, and therefore could incur material impairments on leasehold improvements in the future.

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

Our RealD 3D eyewear business model is dependent upon third-parties and the failure of any of these third parties to perform could adversely affect our results of operations, financial condition, business and prospects.*

Our RealD eyewear is an integral part of our RealD Cinema Systems. We have entered into non-exclusive agreements with several manufacturers to produce RealD eyewear. We manage manufacturing, distribution and recycling of RealD eyewear for motion picture studios and exhibitors worldwide. Domestically, we generally provide our RealD eyewear free of charge to motion picture exhibitors and then receive a fee from the motion picture studios for the usage of that RealD eyewear by the motion picture exhibitors’ customers. In certain territories, motion picture studios provide financial support directly to theater operators for the RealD eyewear that are used by their customers. Most international motion picture exhibitors and some domestic motion picture exhibitors purchase RealD eyewear directly from us and sell them to consumers as part of their admission or as a concession item. While we support multiple business models for our RealD eyewear around the world, any potential dispute between motion picture studios and exhibitors over the eyewear business model, whether domestically or internationally, could adversely affect our results of operations, financial condition, business and prospect. In addition, we expect that any profitability in our RealD eyewear business may not be sustainable, as motion picture studios with whom we do business seek to recover our cost savings and efficiencies in the form of reduced prices for eyewear. Furthermore, any interruption in the supply of RealD eyewear from manufacturers, increase in shipping costs, logistics or recycling interruption, other disruption to our global supply chain or competitive pricing pressures could adversely affect our results of operations, financial condition, business and prospects.

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

Our ability to use our net operating loss carryforwards to offset future taxable income could be subject to certain limitations if our ownership has changed or will change by more than 50%, which could potentially result in increased future tax liability.*

While currently subject to a full valuation allowance for purposes of preparing our consolidated financial statements (see the discussion under the heading "Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Deferred tax asset valuation and tax exposures"), we intend to use our U.S. net operating loss carryforwards to reduce any future U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In that event, our ability to use our net operating loss carryforwards could be adversely affected. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our IPO or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Furthermore, we operate both in the United States and in certain jurisdictions outside the United States. Our non-U.S. operations may in the future generate taxable income that is subject to income or other taxes in the jurisdictions in which those operations are conducted. As of March 31, 2015, we had foreign tax credit carryforwards of approximately $18.8 million for federal income tax purposes that will begin to expire in the year 2019. Each jurisdiction in which we operate may have its own limitations on our ability to utilize such foreign tax credit carryforwards generated in that jurisdiction. Also, we generally cannot utilize net operating loss carryforwards or tax credits generated in one jurisdiction to reduce our liability for taxes in any other jurisdiction. Accordingly, we may be subject to tax liabilities in certain jurisdictions in which we operate notwithstanding the existence of net operating loss carryforwards or tax credits in other jurisdictions.

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

We have incurred, and may continue to incur, increased costs and demands on our management as a result of complying with the laws and regulations affecting public companies. Upon becoming a public company in July 2010, we began incurring additional general and administrative expenses to comply with the SEC reporting requirements, the listing standards of the New York Stock Exchange, or NYSE, the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The increased costs associated with operating a public company may negatively affect our operating results and divert our management’s attention from other business concerns.

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

Risks related to owning our common stock

The price of our common stock may fluctuate significantly and you could lose all or part of your investment as a result.*

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of September 30, 2015, our common stock has subsequently traded as high as $35.60 and as low as $6.41. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.*

As of September 30, 2015, we had 51,042,150 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of September 30, 2015, there were 15,075,629 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 4,805,751 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Certain activist stockholders have expressed opposition to the Company's strategic plan and their intent to take actions designed to prevent full implementation of our strategic plan. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction and financial performance may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 20, 2012, we announced that our board of directors approved the repurchase of up to $50.0 million of RealD's common stock. On December 17, 2012, our board approved a $25 million increase in our stock repurchase plan, increasing the $50 million repurchase plan announced on April 20, 2012 to $75 million. The number of shares repurchased and the timing of any repurchases depends on factors such as the Company’s stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when RealD might otherwise be precluded from doing so under insider trading laws, and a variety of other methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The repurchase program may be suspended or discontinued at any time.

Pursuant to our stock repurchase plan, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $67.9 million from inception to date. For the three and six months ended September 30, 2015, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as amended and restated on October 29, 2015	8-K	001-34818	3.1	October 29, 2015

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2015