Form 10-Q
period 2015-12-31
RealD Inc.
filed 2016-02-02
CIK 1327471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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
Yes   ☐        No      ☒

On January 25, 2016, the registrant had 51,261,148 shares of common stock, par value $0.0001 per share, outstanding.

RealD Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
December 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

RealD Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,471	$60,333
Accounts receivable, net	48,902	26,748
Inventories, net	8,199	8,305
Deferred costs – eyewear	316	80
Prepaid expenses and other current assets	4,465	4,770
Total current assets	143,353	100,236
Property and equipment, net	16,363	20,599
Cinema systems, net	69,629	82,243
Goodwill	10,657	10,657
Other intangibles, net	3,839	4,817
Deferred income taxes	1,662	2,461
Other assets	8,452	8,631
Total assets	$253,955	$229,644
Liabilities and equity
Current liabilities:
Accounts payable	$13,717	$9,652
Accrued expenses and other liabilities	29,183	26,640
Deferred revenue	6,662	5,009
Income taxes payable	1,090	1,619
Deferred income taxes	1,784	2,583
Current portion of Credit Agreement	10,635	7,460
Total current liabilities	63,071	52,963
Credit Agreement, net of current portion	24,723	22,380
Deferred revenue, net of current portion	11,025	3,931
Other long-term liabilities	3,373	4,027
Total liabilities	102,192	83,301
Commitments and contingencies
Equity (deficit)
Common stock, $0.0001 par value, 200,000 shares authorized; 51,207 and 50,434 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	383,923	371,689
Accumulated deficit	(233,450)	(226,803)
Accumulated other comprehensive income	1,793	1,960
Total RealD Inc. stockholders’ equity	152,266	146,846
Noncontrolling interest	(503)	(503)
Total equity	151,763	146,343
Total liabilities and equity	$253,955	$229,644

 See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended December 31		Nine months ended December 31
	2015	2014	2015	2014
Revenue:
License	$29,743	$20,958	$92,031	$88,961
Product and other	20,630	11,613	50,363	46,597
Total revenue	50,373	32,571	142,394	135,558
Cost of revenue:
License	10,656	11,487	30,917	33,612
Product and other	12,754	6,121	35,649	31,410
Total cost of revenue	23,410	17,608	66,566	65,022
Gross profit	26,963	14,963	75,828	70,536
Operating expenses:
Research and development	4,107	4,582	10,578	14,692
Selling and marketing	4,503	4,382	14,605	15,493
General and administrative	17,059	12,654	45,414	35,804
Total operating expenses	25,669	21,618	70,597	65,989
Operating income (loss)	1,294	(6,655)	5,231	4,547
Interest expense, net	(425)	(393)	(1,195)	(1,278)
Other loss, net	(659)	(3,088)	(2,240)	(4,264)
Income (loss) before income taxes	210	(10,136)	1,796	(995)
Income tax expense	4,492	1,154	6,670	5,117
Net loss	(4,282)	(11,290)	(4,874)	(6,112)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to RealD Inc. common stockholders	$(4,282)	$(11,290)	$(4,874)	$(6,112)

Loss per common share:
Basic	$(0.08)	$(0.23)	$(0.10)	$(0.12)
Diluted	$(0.08)	$(0.23)	$(0.10)	$(0.12)
Shares used in computing loss per common share:
Basic	51,474	49,771	51,183	49,935
Diluted	51,474	49,771	51,183	49,935

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended December 31		Nine months ended December 31
	2015	2014	2015	2014
Net loss	$(4,282)	$(11,290)	$(4,874)	$(6,112)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (loss)	56	1,339	(167)	1,810
Other comprehensive income (loss), net of tax	56	1,339	(167)	1,810
Comprehensive loss	$(4,226)	$(9,951)	$(5,041)	$(4,302)

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended December 31
	2015	2014
Cash flows from operating activities
Net loss	$(4,874)	$(6,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,721	29,925
Deferred income tax	—	1
Non-cash interest expense	276	203
Non-cash stock compensation	10,427	11,515
Non-cash bad debt expense	(122)	646
Loss on disposal of property and equipment	—	154
Impairment of long-lived assets and related purchase commitments	2,213	2,736
Changes in operating assets and liabilities:	0	0
Accounts receivable	(22,032)	13,916
Inventories	106	2,269
Prepaid expenses and other current assets	(818)	117
Deferred costs - eyewear	(236)	(42)
Other assets	(97)	(3,286)
Accounts payable	4,065	(7,137)
Accrued expenses and other liabilities	2,540	2,347
Other long-term liabilities	(654)	(783)
Income taxes receivable/payable	594	(1,152)
Deferred revenue	8,747	(5,224)
Net cash provided by operating activities	27,856	40,093

Cash flows from investing activities
Purchases of property and equipment	(871)	(4,032)
Purchases of cinema systems and related components	(10,102)	(12,626)
Proceeds from sale of property and equipment	—	79
Net cash used in investing activities	(10,973)	(16,579)

Cash flows from financing activities
Proceeds from Credit Agreement	12,700	37,300
Repayments on Credit Agreement	(7,182)	(41,845)
Payments of debt issuance costs	—	(895)
Proceeds from exercise of stock options	1,245	2,782
Proceeds from employee stock purchase plan	562	291
Repurchase of statutory withholdings of stock issued for restricted stock units	(1,773)	(990)
Net cash provided by (used in) financing activities	5,552	(3,357)
Effect of currency exchange rate changes on cash and cash equivalents	(1,297)	2,793
Net increase in cash and cash equivalents	21,138	22,950
Cash and cash equivalents, beginning of period	60,333	28,800
Cash and cash equivalents, end of period	$81,471	$51,750

See accompanying notes to condensed consolidated financial statements

RealD Inc.
Notes to condensed consolidated financial statements (unaudited)

1. Business and basis of presentation

RealD Inc. is a leading global licensor of 3D and other visual technologies. Except where specifically noted or the context otherwise requires, the use of terms such as the "Company" or "RealD" in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 refers to RealD Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements as of December 31, 2015 and for the three months and nine months ended December 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), necessary for a fair presentation of the Company’s condensed consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. Interim results are not necessarily indicative of results for any subsequent quarter, the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

On November 8, 2015, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Rhombus Cinema Holdings, LLC, a Delaware limited liability company, or Purchaser, and Rhombus Merger Sub, Inc., or Merger Sub. Pursuant to the Merger Agreement, and upon the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result, the Company will become a wholly owned subsidiary of Purchaser. Purchaser and Merger Sub are affiliates of Rizvi Traverse Management, LLC. This transaction is referred to herein as the Merger. On November 8, 2015, the Company incurred a $1.5 million expense for advisory services in connection with the Merger. As of December 31, 2015, the Company incurred a total of $5.8 million expense for legal, advisory and other professional services in connection with the Merger. The transaction is expected to close in the fourth quarter of the Company’s fiscal year ending on March 31, 2016 or shortly thereafter. In certain circumstances, if the transaction were terminated, the Company would be required to pay a fee of $24 million to Purchaser and Merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million. If the Merger is completed, the Company will cease to be a publicly traded company.

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

Earnings (loss) per share of common stock

Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) attributable to RealD's common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing income attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares that may be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share of common stock by application of the treasury stock method.

The calculation of the basic and diluted loss per share of common stock for the three and nine months ended December 31, 2015 and December 31, 2014 was as follows:

	Three months ended December 31		Nine months ended December 31
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss	$(4,282)	$(11,290)	$(4,874)	$(6,112)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to RealD Inc. common stockholders	$(4,282)	$(11,290)	$(4,874)	$(6,112)
Denominator:
Weighted-average common shares outstanding (basic)	51,474	49,771	51,183	49,935
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding (diluted)	51,474	49,771	51,183	49,935
Loss per common share:
Basic	$(0.08)	$(0.23)	$(0.10)	$(0.12)
Diluted	$(0.08)	$(0.23)	$(0.10)	$(0.12)

The weighted-average number of anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share of common stock for the three and nine months ended December 31, 2015 and December 31, 2014 was as follows:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2015	2014	2015	2014
Options, employee stock purchase plan, restricted stock units and performance stock units	8,833	10,944	8,912	9,678

Accounts receivable, net

Accounts receivable, net, consists of trade receivables, value-added tax, or VAT, receivables, other receivables and allowance for doubtful accounts and customer credits. The Company provides credit to its customers, who are primarily in the movie production and exhibition businesses. The Company provides for the estimated accounts receivable that will not be collected. These estimates are based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Estimated accounts receivable that will not be collected is expensed as bad debt expense as part of the Company's general and administrative costs. Credits to the Company's customers are netted against their corresponding revenues. The allowance for doubtful accounts and customer credits totaled $5.3 million and $5.9 million as of December 31, 2015 and March 31, 2015, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear mostly include RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, the Company evaluates ending inventories and deferred costs-eyewear for lower cost and market value. The Company also evaluates inventories for excess quantities and obsolescence. These evaluations include analyses of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, RealD maintains reserves against such inventories. If the Company’s analyses indicate that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of December 31, 2015, the inventory reserve as a result of the Company's realizable value analyses was insignificant. As of March 31, 2015, the inventory reserve as a result of the Company’s net realizable value analyses was $0.1 million.

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

For the three months ended December 31, 2015 and December 31, 2014, impairment charges for all impaired cinema systems equipped with RealD 3D technology, or RealD Cinema Systems, charged to cost of revenue totaled $0.3 million and $1.3 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.1 million and $2.7 million, respectively. During the fiscal quarter ended December 31, 2015, the Company terminated a portion of its operation space in Boulder, Colorado, which resulted in impairment charges for all associated leasehold improvements. Charges to cost of revenue totaled $1.1 million for both the three months and nine months ended December 31, 2015. There were no such charges for both the three months and nine months ended December 31, 2014.

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

In December 2015, the Company received corrected reporting from one of its customers indicating an over-reporting to the Company of admissions between calendar years 2009 and 2015, which suggested an over recognition of license revenue of $1.3 million in total across the related periods. The Company reduced its current fiscal period license revenue by $1.3 million while it continues to finalize this matter with its customer. If the customer had not over-reported admissions to the Company during that timeframe, the Company does not believe that the historical financial statement results (adjusted on a pro-forma basis) would be materially different from those reported in its previously filed interim or annual Financial Reports.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income or loss is unrealized foreign currency translation gains (losses). There were no reclassifications out of accumulated other comprehensive income during the three and nine months ended December 31, 2015 and December 31, 2014.

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

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in both cost of license revenue and cost of product and other revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.9 million and $1.0 million for the three months ended December 31, 2015 and December 31, 2014, respectively. Shipping and handling costs recognized in cost of revenue were $6.9 million and $5.2 million for the nine months ended December 31, 2015 and December 31, 2014, respectively.

Research and development

Research and development, or R&D, costs are expensed as incurred. Major components of R&D expense include salaries and benefits, depreciation for R&D assets, materials and supplies inclusive of prototypes, non-recurring engineering, payments to third parties for R&D, facilities and equipment that can only be used for a particular project and overhead allocations of various administrative and facilities costs related to R&D.

Selling and marketing

Selling and marketing, or S&M, costs are expensed as incurred. Major components of S&M expense include salaries and benefits, various marketing and promotional events related expenses and overhead allocations of various administrative and facilities costs related to S&M.

General and administrative costs
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal, financial advisory and accounting costs, occupancy costs, public company costs and bad debt expenses. Additionally, general and administrative costs include sales, use, goods and services tax, VAT and similar taxes, collectively, referred to as the Transaction Taxes, as well as property taxes. For the Company's U.S. and some of its international cinema license and product revenue, the Company absorbs the majority of the Transaction Taxes. The Transaction Taxes recognized in general and administrative costs were $1.3 million and $0.9 million for the three months ended December 31, 2015 and December 31, 2014, respectively. The Transaction Taxes recognized in general and administrative costs were $4.3 million and $3.1 million for the nine months ended December 31, 2015 and December 31, 2014, respectively.
Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new Topic 606 does not apply to lease contracts within the scope of Topic 840 "Leases".

•The primary objective of ASU 2014-09 is to provide guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605 "Revenue Recognition" and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue recognition is anticipated to entail more judgment and more estimating than under the current guidance.

•ASU 2014-09 will be implemented retrospectively with the Company choosing to either restate prior periods or recognize the cumulative effect. The Company is evaluating the impact of the new guidance on the Company’s financial statements and has not yet selected a transition approach to implement this standard.

•ASU 2014-09 was originally effective for the Company starting April 1, 2017 with early adoption not permitted. In August 2015, FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date". ASU 2015-14 defers the effective date by one year but allows early adoption at the original effective date. The Company has decided to adopt 2014-09 on the new effective date of April 1, 2018 (the first quarter of fiscal year 2019).

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". The objective of 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for the Company beginning in fiscal 2017. The guidance is not expected to have a material impact on the consolidated financial statements.

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

In September 2015, FASB issued ASU 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current- period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective April 1, 2016 with early adoption permitted. The Company has early adopted the guidance and there is no material impact on the consolidated financial statements.
In November 2015, FASB issued ASU 2015-17, "Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes", which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, "Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, ASU 2016-01 eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected not to early adopt ASU 2015-11. The guidance is not expected to have a material impact on the consolidated financial statements.

3. Cinema Systems and Property & Equipment

Tangible fixed assets consist of the following:

(in thousands)	December 31, 2015	March 31, 2015
RealD Cinema Systems	$213,937	$208,056
Leasehold improvements	15,575	16,974
Machinery and equipment	5,948	5,791
Furniture and fixtures	1,253	1,238
Computer equipment and software	10,957	10,581
Construction in process	341	565
Total	$248,011	$243,205
Less accumulated depreciation	(162,019)	(140,363)
Cinema Systems and Property & Equipment, net	$85,992	$102,842

Depreciation expense amounted to $8.6 million and $9.6 million for the three months ended December 31, 2015 and December 31, 2014, respectively. Depreciation expense amounted to $26.7 million and $29.0 million for the nine months ended December 31, 2015 and December 31, 2014, respectively.

4. Goodwill and other intangibles, net
Goodwill and other intangibles, net, consist of the following at:

	December 31, 2015		March 31, 2015
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Acquired developed technologies	$9,324	$5,485	$9,324	$4,507
Goodwill	10,657	—	10,657	—
Total	$19,981	$5,485	$19,981	$4,507
Amortization expense amounted to $0.3 million for both the three months ended December 31, 2015 and December 31, 2014. Amortization expense amounted to $1.0 million for both the nine months ended December 31, 2015 and December 31, 2014.
At December 31, 2015, the remaining amortization expense is estimated to be as follows (in thousands):

Remainder of fiscal year 2016	$325
Fiscal year 2017	1,300
Fiscal year 2018	1,287
Fiscal year 2019	306
Fiscal year 2020	129
Thereafter	492
Total	$3,839
Intangibles are deemed to have finite lives and consist of acquired developed technologies (which are primarily patents) and are amortized over their estimated useful lives of 5 to 19 years (with a weighted average remaining amortization period of 3.9 years) using the straight-line method.

5. Fair value measurement

The Company's derivative instruments are recorded at fair value in other current assets and other current liabilities in the condensed consolidated balance sheets. The Company's policy is to offset fair values on the balance sheet if a foreign currency master netting arrangement exists. Gains or losses related to the foreign currency forward contracts are reported as a component of other income or loss on the Company's condensed consolidated statements of operations. For all periods presented, none of the Company's derivative instruments were designated as hedging instruments. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes.

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

The Company purchases foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forcasted payments and expenses denominated in certain foreign currencies. As of December 31, 2015, RealD had outstanding forward contracts based on the Euro with notional amounts totaling $2.4 million. The fair value measurement of the derivative instruments was as follows:

(in thousands)
Fair value measurement as of December 31, 2015:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Derivatives:
Foreign currency forward contracts	$—	$11	$—	$11
Total assets	$—	$11	$—	$11

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

As of March 31, 2015, the carrying amount of the Company's foreign currency forward contracts was $0.4 million.

For the three and nine months ended December 31, 2015, the net realized and unrealized loss related to the foreign currency forward contracts was $8 thousand and $0.4 million, respectively and classified as other loss. For the three and nine months ended December 31, 2014, the net realized and unrealized gain related to the foreign currency forward contracts was $0.2 million and $0.3 million and classified as other income.

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

The Company accounts for the Cost Reduction Plans in accordance with the Accounting Standards Codification (ASC), including ASC 420, "Exit or Disposal Cost Obligations", ASC 712, "Compensation-Nonretirement Postemployment Benefits", ASC 840, "Leases" and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets)". As a result of the Cost Reduction Plans, including workforce reduction and the commencement of the relocation of manufacturing, the Company incurred termination and other charges totaling approximately $6.1 million through March 31, 2015. Charges of $0.8 million have been incurred in the nine months ended December 31, 2015. Both the charges incurred during the three and nine months ended December 31, 2015 included a lease termination charge of $1.2 million and partially offset by decreases in overall rent expenses of $0.6 million both relating to us terminating a portion of the operation facility in Boulder, Colorado. Therefore, the total charges resulting from the Cost Reduction Plans were $6.9 million through December 31, 2015. The following table summarizes the charges resulting from the implementation of the Cost Reduction Plans during the three and nine months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$—	$—	$—	$1	$132	$133
Research and development	20	—	20	115	—	115
Selling and marketing	2	—	2	59	—	59
General and administrative	—	595	595	2	—	2
Total	$22	$595	$617	$177	$132	$309

	Nine months ended December 31
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$3	$7	$10	$25	$505	$530
Research and development	39	—	39	115	—	115
Selling and marketing	137	22	159	75	—	75
General and administrative	—	595	595	192	—	192
Total	$179	$624	$803	$407	$505	$912

The following table summarizes the activity resulting from the implementation of the Cost Reduction Plans within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
Charges	179	624	803
(Payments)	(735)	(775)	(1,510)
Cost reduction plan liabilities as of December 31, 2015	$693	$114	$807

There is no guarantee that any net cost reduction will actually be achieved as a result of the Cost Reduction Plans.

Additionally, the Company leases facility space for its headquarters in Beverly Hills, California and its operation and R&D facility in Boulder, Colorado that includes approximately $4.8 million and $4.7 million, respectively, in leasehold improvements and other items classified as fixed assets (see Note 3 "Cinema Systems and Property & Equipment"). If the Company were to vacate any of this facility space, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred. During the fiscal quarter ended December 31, 2015, the Company terminated a portion of its operation space in Boulder, Colorado, which resulted in impairment charges for all associated leasehold improvements. Charges to cost of revenue totaled $1.1 million for both the three and nine months ended December 31, 2015.

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

As of December 31, 2015, $50 million was available under the Revolving Facility and none was available under the Term Loan Facility after taking into account our borrowings under the Term Loan Facility during the first quarter of fiscal year 2015 and 2016 in the amount of $37.3 million and $12.7 million, respectively. As a result, as of December 31, 2015, the Company had $50 million of availability under the 2014 Credit Agreement.

As of December 31, 2015, there was no balance outstanding under the Revolving Facility. The outstanding balance of $35.4 million at December 31, 2015 under the Term Loan Facility is to be repaid in 9 quarterly installments of $2.7 million through March 31, 2018 and the remaining $11.4 million principal on June 26, 2018.  The current and non-current portions of the 2014 Credit Agreement due as of December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015	March 31, 2015
(in thousands)
Current portion of Credit Agreement	$10,635	$7,460
Credit Agreement, net of current portion	24,723	22,380
Total Credit Agreement	$35,358	$29,840

At December 31, 2015, the Company's future minimum 2014 Credit Agreement obligations were as follows:

Fiscal year 2016	$2,659
Fiscal year 2017	10,635
Fiscal year 2018	10,635
Fiscal year 2019	11,429
Total	$35,358

Under the 2014 Credit Agreement, RealD's business is subject to certain limitations, including limitations on the Company's ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions, or sell its assets other than in the ordinary course of business. The Company is also required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2015, RealD was in compliance with all financial covenants in the 2014 Credit Agreement. If the Company fails to comply with any of the covenants or if any other event of default should occur, the Lenders could elect to prevent the Company from borrowing and declare the indebtedness to be immediately due and payable.

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

Loans outstanding under the 2014 Credit Agreement bear interest at the Company's option at either the euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the federal funds rate plus 0.50%, (ii) City National's prime rate or (iii) the euro currency rate for a one month interest period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company's leverage ratio. Under the 2014 Credit Agreement, the Company is charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility was 0.375% of the unused commitment. Additionally, the Company is charged a letter of credit fee between 2.25% to 2.75%, depending on the Company's leverage ratio, per year, with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. The Company also pays customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at December 31, 2015 or March 31, 2015.

As of December 31, 2015, there were $35.4 million in borrowings outstanding under the 2014 Credit Agreement which bore 2.75% weighted average interest. As of March 31, 2015, there were $29.8 million in borrowings outstanding under the 2014 Credit Agreement, which bore 2.44% weighted average interest. Interest expense related to the Company's borrowings was $0.4 million for both the three months ended December 31, 2015 and the three months ended December 31, 2014. Interest expense related to the Company's borrowings was $1.2 million and $1.3 million for the nine months ended December 31, 2015 and the nine months ended December 31, 2014, respectively.

If the Merger is completed, the Company will use part of the proceeds contemplated by the Merger Agreement to repay the outstanding principal balance and any accrued and unpaid interest under the 2014 Credit Agreement upon the closing of the Merger, to comply with requirements of certain Purchaser debt financing commitments obtained for the transactions contemplated by the Merger Agreement.

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

The Company has entered into contracts with certain of its vendors. Future obligations under such contracts totaled $15.7 million at December 31, 2015 and include revolving 90-day supply commitments. Many of the contracts contain cancellation penalty provisions requiring payment of up to 20% of the unused contract.

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

On November 8, 2015, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with
Rhombus Cinema Holdings, LLC, a Delaware limited liability company, or Purchaser, and Rhombus Merger Sub, Inc., or
Merger Sub. Pursuant to the Merger Agreement, and upon the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result, the Company will become a wholly owned subsidiary of Purchaser. Purchaser and Merger Sub are affiliates of Rizvi Traverse Management, LLC. This transaction is referred to herein as the Merger. On November 8, 2015, the Company incurred a $1.5 million expense for advisory services. As of December 31, 2015, we incurred a total $5.8 million expense for legal, advisory and other professional services in connection with the Merger.

Upon the close of the Merger (see Note 1 "Business and Basis of Presentation"), which is expected in the fourth quarter of the Company's fiscal year ending on March 31, 2016, or shortly thereafter, the Company will incur a transaction fee to its financial adviser equivalent to 1.25% of the total consideration received or to be received for the sale, issuance or exchange of the Company's securities. If the transaction is terminated under certain circumstances, the Company may be required to pay a termination fee of $24 million to Purchaser and Merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million. If Purchaser terminates the transaction under certain circumstances, Purchaser may be required to pay a termination fee to the Company and the Company would be required to pay 20% of such termination fee to its financial adviser.

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2015 and December 31, 2014 was as follows:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2015	2014	2015	2014
Cost of revenue	$266	$317	$771	$932
Research and development	511	797	1,598	2,473
Selling and marketing	829	599	2,978	2,228
General and administrative	1,480	1,569	5,080	5,882
Total	$3,086	$3,282	$10,427	$11,515

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2015, the Company granted 0.1 million stock options at a weighted average grant date fair value of $6.56 per share.  For the three months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to stock options and the Company's employee stock purchase plan was $0.6 million and $1.9 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to stock options and the Company's employee stock purchase plan was $3.1 million and $5.9 million, respectively.

Certain of the Company's management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient's continued service with the Company. The performance goals for the performance stock options are based on the measurement of the Company's total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended December 31, 2015 and December 31, 2014, share based compensation expense related to performance stock options was $0.2 million and $0.2 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share based compensation expense related to performance stock options was $0.5 million and $0.5 million, respectively.

Certain of the Company's management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient's continued service with the Company. The performance goals are based on achieving certain levels of total licensing revenue over the performance period. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the nine months ended December 31, 2015, the Company granted 0.3 million performance stock units at a weighted average granted date fair value of $12.63 per performance stock unit. For the three months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to performance stock units was $0.6 million and $17 thousand, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to performance stock units was $2.1 million and $1.0 million, respectively.

Certain of the Company's employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient's continued service with the Company. For the nine months ended December 31, 2015, the Company granted 0.5 million restricted stock units at a weighted average grant date fair value of $12.63 per restricted stock unit. For the three months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to restricted stock units was $1.7 million and $1.5 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to restricted stock units was $4.7 million and $4.1 million, respectively.

10. Income taxes

The Company's income tax for the three months ended December 31, 2015 and December 31, 2014 was $4.5 million and $1.2 million, respectively. The Company's income tax expense for the nine months ended December 31, 2015 and December 31, 2014 was $6.7 million and $5.1 million, respectively. The increases in income tax expense are primarily due to the mixture of income generated by the Company in foreign jurisdictions with differing withholding and income tax rates. Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period unless the Company is unable to estimate its annual effective tax rate with reasonable accuracy.  The Company has used a discrete effective tax rate method to calculate taxes for the fiscal three and nine month periods ended December 31, 2015.  The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the method of applying an estimate of the annual effective tax rate for the full year to the year to date “ordinary” income would not provide a reliable estimate for the fiscal three and nine month periods ended December 31, 2015. The Company has net operating losses that may potentially be offset against future domestic earnings. The Company files federal income tax returns and also files income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, the Company's United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

During the quarter ended September 30, 2015, the Company changed its indefinite reinvestment position with respect to earnings generated in its Chinese subsidiary. The Company intends to repatriate substantially all of its earnings from this subsidiary in the future. During fiscal 2016, the Company intends to repatriate approximately $16.4 million of earnings from China to the United States. The Company has recorded the US income tax and foreign withholding taxes related to the excess of the financial reporting basis over the tax basis of its investment in its China subsidiary. The Company continues to assert that all earnings and profits for its remaining foreign subsidiaries are indefinitely reinvested. Accordingly, the Company has not recorded U.S. income or foreign withholding taxes with respect to the excess of the financial reporting basis over the tax basis in its investment in these foreign subsidiaries.

As of December 31, 2015, the Company has determined, based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, the Company will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

11. Equity

A summary of the changes in total equity for the nine months ended December 31, 2015 was as follows:

(in thousands)	RealD Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance, March 31, 2015	$146,846	$(503)	$146,343
Share-based compensation	10,427	—	10,427
Exercise of stock options	1,245	—	1,245
Purchase and distribution of stock under employee stock purchase plan	562	—	562
Repurchase of statutory withholdings of stock issued for restricted stock units	(1,773)	—	(1,773)
Comprehensive loss:
Other comprehensive loss, net of tax	(167)	—	(167)
Net loss	(4,874)	—	(4,874)
Total comprehensive loss	(5,041)	—	(5,041)
Balance, December 31, 2015	$152,266	$(503)	$151,763

12. Related-party transactions

On December 23, 2015, the Compensation Committee of the board of directors of the Company approved the acceleration of a portion of the annual cash bonus of Vivian W. Yang, Executive Vice President and General Counsel of the Company.  The amount of the accelerated portion of the bonus is equal to $0.2 million, which represents 50% of Ms. Yang’s annual target bonus for fiscal year 2016. The bonus was paid in December 2015.

13. Segment and geographic information

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

Consumer

Consumer is its own operating segment. This segment is established to support the Company's agreement with a computer technology company to develop and commercialize the Company's IBT technology. The contractual obligations and operating objectives for the contract are different from the Company's existing theatrical 3D viewing business. The Company received $7.5 million for upfront nonrefundable and nonrecoupable license fees which are currently classified under Deferred Revenue, net of current portion, for the fiscal period ended December 31, 2015.

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

Segment information

As the Company started to have two reportable segments in the second quarter of fiscal 2016, costs related to IBT were not tracked separately prior to executing the Consumer contract in the second quarter of fiscal year 2016. Therefore, it is impracticable to report historical IBT costs and restate prior segment reporting.

Segment revenue, gross profit, operating expenses and operating income (loss) for the three and nine months ended December 31, 2015 and December 31, 2014 were as follows:

	Three months ended December 31
	2015			2014
(in thousands)	Cinema	Consumer	Total	Cinema	Consumer	Total
Revenue	$50,373	$—	$50,373	$32,571	$—	$32,571

Gross profit	26,963	—	26,963	14,963	—	14,963

Operating expenses:
Research and development	2,628	1,479	4,107	4,582	—	4,582
Sales and marketing	4,148	355	4,503	4,382	—	4,382
General and administrative	17,036	23	17,059	12,654	—	12,654
Total operating expenses	23,812	1,857	25,669	21,618	—	21,618
Total operating income (loss)	$3,151	$(1,857)	$1,294	$(6,655)	$—	$(6,655)

	Nine months ended December 31
	2015			2014
(in thousands)	Cinema	Consumer	Total	Cinema	Consumer	Total
Revenue	$142,394	$—	$142,394	$135,558	$—	$135,558

Gross profit	75,828	—	75,828	70,536	—	70,536

Operating expenses:
Research and development	8,789	1,789	10,578	14,692	—	14,692
Sales and marketing	14,102	503	14,605	15,493	—	15,493
General and administrative	45,391	23	45,414	35,804	—	35,804
Total operating expenses	68,282	2,315	70,597	65,989	—	65,989
Total operating income (loss)	$7,546	$(2,315)	$5,231	$4,547	$—	$4,547

Geographic information

Revenue by geographic region, as determined based on the location of our customers or the anticipated destination of use was as follows:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2015	2014	2015	2014
Domestic (United States and Canada)	$26,470	$12,341	$72,265	$59,413
China	4,650	4,413	16,350	13,683
Rest of world	19,253	15,817	53,779	62,462
Total revenues	$50,373	$32,571	$142,394	$135,558

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

(in thousands)	December 31, 2015	March 31, 2015
Domestic (United States and Canada)	$67,014	$87,134
China	11,022	10,185
Rest of world	7,956	5,523
Total long-lived tangible assets	$85,992	$102,842

14. Subsequent event

Filing Definitive Proxy Statement

On January 15, 2016, the Company filed a Definitive Proxy Statement on Schedule 14A, together with a Schedule 13E-3, as amended, with the Securities Exchange Commission, to notify its stockholders that a special meeting of stockholders will be held on February 24, 2016 to consider and vote upon, among other things, the proposal to approve the Merger Agreement.

Stockholder litigation

The following complaint was filed on January 25, 2016 in the Superior Court of the State of California challenging the Merger: Robert Garfield v. RealD Inc. et al. (Case No. BC 608309). The action is a putative class action filed on behalf of the public stockholders of the Company and names as defendants the Company, its directors, its investment bank and employees thereof and the entities that were formed for effectuating the transaction. The complaint generally alleges that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, and that the investment bank and entity defendants aided and abetted those breaches. The plaintiff seeks, among other relief, declaratory and injunctive relief enjoining the Merger.

The outcome of this lawsuit is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. The Company believes that the claims asserted against it are without merit.

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

On November 8, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Rhombus Cinema Holdings, LLC, or Purchaser, and Rhombus Merger Sub, Inc., or Merger Sub. On November 8, 2015, we incurred a $1.5 million expense for advisory services in connection with the Merger. As of December 31, 2015, we incurred a total $5.8 million expenses for legal, advisory and other professional services in connection with the Merger. The Merger Agreement provides that upon the terms and conditions set forth therein, Merger Sub will merge with and into us, with us continuing as the surviving corporation. As a result, of the Merger, we will become a wholly owned subsidiary of Purchaser. In certain circumstances, if the transaction were terminated, we would be required to pay a fee of $24 million to Purchaser and Merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.

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

The consummation of the Merger is conditioned, among other things, on: (i) the approval of the holders of a majority of the shares of our common stock outstanding entitled to vote on the Merger, (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and required antitrust filings in other jurisdictions and (iii) the absence of any law, order, or injunction prohibiting the consummation of the Merger. Each party’s obligations to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects.

On November 20, 2015, we filed the Notification and Report Forms required for the consummation of the Merger by the HSR Act with the Antitrust Division of the United States Department of Justice and the Federal Trade Commission. Early termination of the HSR waiting period was granted effective December 1, 2015. On January 15, 2016, we filed a Definitive Proxy Statement on Schedule 14A, together with a Schedule 13E-3, as amended, with the Securities Exchange Commission to notify our stockholders that a special meeting of stockholders that will be held on February 24, 2016 to consider and vote upon, among other things, the proposal to approve the Merger Agreement. If the Merger is completed, the Company will cease to be a publicly traded company.

We expect the close of the Merger in or shortly after the fourth quarter of our fiscal year ending March, 31, 2016, subject to the satisfaction or waiver of the applicable closing conditions. However, we have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations as if we were going to remain an independent company.

For more information related to the Merger, please refer to our November 9, 2015 Current Report on Form 8-K and to the Definitive Proxy Statement in Schedule 14A filed on January 15, 2016. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our November 9, 2015 Current Report on Form 8-K.

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

The following table sets forth additional performance highlights of key business metrics for the periods presented (approximate numbers):

	Three months ended December 31		Nine months ended December 31
(approximate numbers, in millions)	2015	2014	2015	2014
Estimated box office on RealD screens (generated during the period)
Estimated box office on RealD domestic screens	$386	$157	$1,067	$818
Estimated box office on RealD international screens	367	181	1,027	925
Total estimated box office on RealD screens	$753	$338	$2,094	$1,743

	Three months ended December 31		Nine months ended December 31
(approximate numbers)	2015	2014	2015	2014
Number of 3D motion pictures (released domestically during period)	9	5	22	24

	December 31, 2015	December 31, 2014
Number of RealD enabled screens (at period end)
Total domestic RealD enabled screens	13,800	13,600
Total China RealD-enabled screens	2,500	2,000
Total rest of world RealD-enabled screens	11,500	10,900
Total RealD enabled screens	27,800	26,500

Number of locations with RealD enabled screens (at period end)
Total domestic locations with RealD-enabled screens	3,000	3,000
Total China locations with RealD-enabled screens	350	300
Total rest of world locations with RealD-enabled screens	3,000	2,800
Total locations with RealD enabled screens	6,350	6,100

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

Cinema

At December 31, 2015, there were approximately 27,800 RealD-enabled screens worldwide as compared to approximately 26,500 screens worldwide at December 31, 2014, a one-year increase of 1,300 RealD-enabled screens, or 5%. The majority of our increase in installed screens occurred in China, Latin America and North America. Based on the slate announced by motion picture studios, we anticipate that approximately 29 3D motion pictures produced by domestic studios will be released worldwide in our fiscal year 2016, including Point Break and The Martian and sequels and spin-offs to successful major motion picture franchises, such as Star Wars, Jurassic Park, The Avengers, Terminator, Hotel Transylvania, Paranormal Activity, Kung Fu Panda and The Hunger Games.

Other technologies and research and development

We have made available certain of our technologies to consumer electronics manufacturers and content distributors to enable the delivery and viewing of 3D content. We recently entered into a contract with a computer technology company to develop and commercialize our IBT technology. As part of the agreement, we received $7.5 million for upfront nonrefundable and nonrecoupable license fees which are currently classified under Deferred Revenue, net of current portion, for the fiscal period ended December 31, 2015. We will separately record all directly related revenues and expenses.

Results of operations

The following table sets forth our condensed consolidated statements of operations and other data for each of the periods indicated:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2015	2014	2015	2014
Consolidated statements of operations data:
Revenue	$50,373	$32,571	$142,394	$135,558
Cost of revenue	23,410	17,608	66,566	65,022
Gross margin	26,963	14,963	75,828	70,536
Operating expenses:
Research and development	4,107	4,582	10,578	14,692
Selling and marketing	4,503	4,382	14,605	15,493
General and administrative	17,059	12,654	45,414	35,804
Total operating expenses	25,669	21,618	70,597	65,989
Operating income (loss)	1,294	(6,655)	5,231	4,547
Interest expense, net	(425)	(393)	(1,195)	(1,278)
Other loss, net	(659)	(3,088)	(2,240)	(4,264)
Income (loss) before income taxes	210	(10,136)	1,796	(995)
Income tax expense	4,492	1,154	6,670	5,117
Net loss	(4,282)	(11,290)	(4,874)	(6,112)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to RealD Inc. common stockholders	$(4,282)	$(11,290)	$(4,874)	$(6,112)
Other data:
Adjusted EBITDA (1)	$19,645	$8,122	$51,395	$49,633

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

We account for the Cost Reduction Plans in accordance with the ASC, including ASC 420, Exit or Disposal Cost Obligations, ASC 712, Compensation-Nonretirement Postemployment Benefits, ASC 840, Leases and ASC 360, Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets). As a result of the Cost Reduction Plans, including workforce reduction and the commencement of the relocation of manufacturing, we incurred termination and other charges totaling approximately $6.1 million through March 31, 2015. Charges of $0.8 million have been incurred in the nine months ended December 31, 2015. Both the charges incurred during the three and nine months ended December 31, 2015 included a lease termination charge of $1.2 million and partially offset by decreases in overall rent expenses of $0.6 million both relating to us terminating a portion of the operation facility in Boulder, Colorado. Therefore, the total charges resulting from the Cost Reduction Plans were $6.9 million through December 31, 2015. The following table summarizes the charges resulting from the implementation of the Cost Reduction Plans during the three and nine months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$—	$—	$—	$1	$132	$133
Research and development	20	—	20	115	—	115
Selling and marketing	2	—	2	59	—	59
General and administrative	—	595	595	2	—	2
Total	$22	$595	$617	$177	$132	$309

	Nine months ended December 31
	2015			2014
(in thousands)	Personnel	Leasehold	Total	Personnel	Leasehold	Total
Cost of revenue	$3	$7	$10	$25	$505	$530
Research and development	39	—	39	115	—	115
Selling and marketing	137	22	159	75	—	75
General and administrative	—	595	595	192	—	192
Total	$179	$624	$803	$407	$505	$912

The following table summarizes the activity resulting from the implementation of the Cost Reduction Plans within accrued expenses and other liabilities:

	Payments excluding non-cash impairment
(in thousands)	Personnel	Leasehold	Total
Cost reduction plan liabilities as of March 31, 2015	$1,249	$265	$1,514
Charges	179	624	803
(Payments)	(735)	(775)	(1,510)
Cost reduction plan liabilities as of December 31, 2015	$693	$114	$807

 There is no guarantee that any net cost reduction will actually be achieved as a result of the Cost Reduction Plans.

Additionally, we lease space for our headquarters in Beverly Hills, California and our operations and R&D facility in Boulder, Colorado that includes approximately $4.8 million and $4.7 million, respectively, in leasehold improvements and other items classified as fixed assets (see Note 3 "Cinema Systems and Property & Equipment"). If we vacated any of this facility space, these fixed assets could become subject to an impairment assessment and contract termination costs or sublease loss could be incurred. During the fiscal quarter ended December 31, 2015, we terminated a portion of our operation space in Boulder, Colorado, which resulted in impairment charges for all associated leasehold improvements. Charges to cost of revenue totaled $1.1 million for both the three and nine months ended December 31, 2015.

Three months ended December 31, 2015 compared to three months ended December 31, 2014

Revenue

	Three months ended December 31
(in thousands)	2015		2014		Amount	Percentage
Revenue:	Amount	% of Total	Amount	% of Total	change	change
License revenue
Domestic	$11,963	24%	$5,944	18%	$6,019	101%
China	4,436	9%	4,142	13%	294	7%
Rest of World	13,344	26%	10,872	33%	2,472	23%
International	$17,780	35%	$15,014	46%	$2,766	18%
Total license revenue	$29,743	59%	$20,958	64%	$8,785	42%
Product and other revenue
Domestic	$14,507	29%	$6,397	20%	$8,110	127%
China	214	—%	271	1%	(57)	(21)%
Rest of World	5,909	12%	4,945	15%	964	19%
International	$6,123	12%	$5,216	16%	$907	17%
Total product and other revenue	$20,630	41%	$11,613	36%	$9,017	78%
Total revenue	$50,373	100%	$32,571	100%	$17,802	55%

Our total revenue for the three months ended December 31, 2015 increased $17.8 million, or 55%, as compared to the three months ended December 31, 2014. The increase was due to an increase in both license revenue and eyewear revenue worldwide resulting from an overall increase in our box office performance including increased number of titles released. Revenue from the emerging markets, such as China and Russia, continued to increase during the period. For the three months ended December 31, 2015, total license revenue in China increased $0.3 million, or 7%, as compared to the three months ended December 31, 2014. Further, total China license revenue comprised approximately 25% of total international license revenue for the three months ended December 31, 2015, as compared to approximately 28% for the three months ended December 31, 2014. Our international markets comprised approximately 47% of total revenue for the three months ended December 31, 2015 as compared to approximately 62% for the three months ended December 31, 2014. The increase in percentage of revenue contribution from the domestic market was primarily driven by major motion picture franchise, Star Wars: The Force Awakens, released in the domestic market but not yet released in China and an overall under-performance in box office in international markets, specifically in Europe.

For the three months ended December 31, 2015, there were six motion pictures produced domestically and released both domestically and/or internationally that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended December 31, 2015 includes admission-based fees related to the following motion pictures: Star Wars: The Force Awakens ($10.9 million), The Martian ($4.1 million), The Hunger Games: Mockingjay Part 2 ($1.9 million), Hotel Transylvania 2 ($1.6 million), The Peanuts Movie ($1.1 million) and The Good Dinosaur ($1.1 million).

For the three months ended December 31, 2014, there were five motion pictures produced domestically and released both domestically and/or internationally that contributed greater than $1.0 million of admission-based fees to license revenue. License revenue for the three months ended December 31, 2014 includes admission-based fees related to the following motion pictures: The Hobbit: Battle of the Five Armies ($3.7 million), Big Hero 6 ($1.7 million), Exodus ($1.2 million), The Penguins of Madagascar ($1.2 million) and Teenage Mutant Ninja Turtles ($1.1 million).

License revenues comprised 59% of total revenues for the three months ended December 31, 2015, compared to 64% for the three months ended December 31, 2014. International license revenues comprised of $17.8 million, or 60% of total license revenues and $15.0 million, or 72% of total license revenue for the three months ended December 31, 2015 and December 31, 2014, respectively.

The $9.0 million increase in our product and other revenue during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, was primarily a result of an increase in the volume of RealD eyewear consumed or sold domestically and slightly offset by increased incentives provided to studios for domestic releases and timing of the demand of our products. This increase in RealD eyewear volume domestically compared to the prior period resulted from overall increase in our box office performance and increase in number of released titles period-over-period. International product revenues totaled $6.1 million, or 30%, of total product revenues and $5.2 million, or 45%, of total product revenues for the three months ended December 31, 2015 and December 31, 2014, respectively.

Recap of Total Revenue

In December 2015, we received corrected reporting from one of our customers indicating an over-reporting to us of admissions between calendar years 2009 and 2015, which suggested an over recognition of license revenue of $1.3 million in total across the related periods. We reduced our current fiscal period license revenue by $1.3 million while we continue to finalize this matter with our customer. If the customer had not over-reported admissions to us during that time frame, we do not believe that the historical financial statement results (adjusted on a pro-forma basis) would be materially different from those reported in our previously filed interim or annual Financial Reports.

	Three months ended December 31
(in thousands)	2015		2014		Amount	Percentage
Total Revenue	Amount	% of Total	Amount	% of Total	change	change
Domestic	$26,470	53%	$12,341	38%	$14,129	114%
China	4,650	10%	4,413	14%	237	5%
Rest of World	19,253	38%	15,817	49%	3,436	22%
International	$23,903	47%	$20,230	62%	$3,673	18%
Total revenue	$50,373	100%	$32,571	100%	$17,802	55%

We expect our future revenue, particularly in our license business (which in many instances is based on royalty rates negotiated between us and our customers), will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions, box office performance and mix of ticket types of those films.

Cost of Revenue

	Three months ended December 31
	2015		2014		Amount change	Percentage change
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue:
License revenue	$29,743	59%	$20,958	64%	$8,785	42%
Product and other	20,630	41%	11,613	36%	9,017	78%
Total revenue	$50,373	100%	$32,571	100%	$17,802	55%
Cost of revenue:
License	$10,656	36%	$11,487	55%	$(831)	(7)%
Product and other	12,754	62%	6,121	53%	6,633	108%
Total cost of revenue	$23,410	46%	$17,608	54%	$5,802	33%
Gross profit:
License	$19,087	64%	$9,471	45%	$9,616	102%
Product and other	7,876	38%	5,492	47%	2,384	43%
Total gross profit	$26,963	54%	$14,963	46%	$12,000	80%

The three months ended December 31, 2015 and December 31, 2014 both include expenses discussed under the caption "Cost Reduction Plans".

For the three months ended December 31, 2015, our total cost of revenue increased $5.8 million as a result of an increase in volume of shipments of eyewear products and partially offset by a decrease in depreciation expense. Total cost of revenue as a percentage of total revenue decreased to 46% for the three months ended December 31, 2015, as compared to 54% for the three months ended December 31, 2014, which is primarily driven by the significant increase in revenue exceeding the corresponding increases in cost of revenue.

License cost of revenue for the three months ended December 31, 2015 decreased $0.8 million to $10.7 million primarily due to a decrease in depreciation expense quarter-over-quarter as a result of increased number of fully depreciated but still in service RealD Cinema systems. Depreciation and amortization expense totaling $7.6 million and $8.2 million, or 26% and 39% as a percentage of total license revenue, respectively, was included in license cost of revenue for the three months ended December 31, 2015 and December 31, 2014, respectively.

Product and other cost of revenue increased $6.6 million during the three months ended December 31, 2015, primarily as a result of increased incentives provided to studios for domestic releases and increased volume of shipments resulting from improved box office performance and increased number of titles released in the period and partially offset by optimized eyewear product mix and decreases in cost of eyewear products. As a result, product and other gross margin decreased to 38% for the three months ended December 31, 2015 as compared to 47% for the three months ended December 31, 2014 as the percentage increase in product and other cost of revenue exceeded the percentage increase in product and other revenue.

Costs associated with our eyewear recycling program have been expensed in the period incurred.  Recycling costs totaled $1.4 million and $1.3 million for the three months ended December 31, 2015 and December 31, 2014, respectively, and included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expense

	Three months ended December 31
(in thousands)	2015	2014	Amount change	Percentage change
Research and development	$4,107	$4,582	$(475)	(10)%
Selling and marketing	4,503	4,382	121	3%
General and administrative	17,059	12,654	4,405	35%
Total operating expenses	$25,669	$21,618	$4,051	19%

The three months ended December 31, 2015 and December 31, 2014 both include expenses discussed under the caption "Cost Reduction Plans".

Research and development. Our R&D expenses decreased during the three months ended December 31, 2015 as compared to the same period in fiscal year 2015 primarily due to $1.0 million decrease in personnel costs, partially offset by $0.2 million increase in prototype expenses, $0.2 million increase in travel expenses and $0.1 million increase in depreciation and amortization expenses. The decrease in personnel costs primarily relates to transfer of personnel to other functions within the Company and termination of employees. The increase in prototype expenses relates to redirected spending in consumer initiatives and reduced cinema laser initiatives for the three months ended December 31, 2015 as compared to the same period in fiscal year 2015, which also increased the associated depreciation and amortization expenses. For the three months ended December 31, 2015 and December 31, 2014, performance bonus recorded in R&D expenses was $0 and $0.3 million, respectively. We expect to continue to support R&D of visual technologies for new products and continued investment in our cinema business.

Selling and marketing. Our S&M expenses increased primarily due to $0.5 million decrease in various marketing events and associated promotional expenses and partially offset by $0.3 million increase in personal compensations. The increase in personnel compensations resulted from transfer of personnel from other functions within the Company, which was partially offset by decreases resulted from termination of employee positions. For the three months ended December 31, 2015 and December 31, 2014, performance bonus recorded in S&M expenses was $0.1 million and $0.3 million, respectively. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to $5.1 million increase in legal and professional service fees related to the Merger, $1.7 million increase in legal fees associated with our global patent enforcement, $0.5 million increase in occupancy expenses and partially offset by $1.2 million decrease in bad debt expenses and $1.8 million decreases in other consultants and professional fees. The increase in occupancy expense was primarily driven by the $1.2 million termination costs and partially offset by decreases in overall rent expenses of $0.6 million both relating to us terminating a portion of the operation facility in Boulder, Colorado. For the three months ended December 31, 2015 and December 31, 2014, performance bonus recorded in G&A expenses was $0.2 million and $0.5 million. We expect to incur increased legal expenses related to our global patent enforcement. We expect to incur significant expenses for professional services related to the Merger in the fourth quarter of fiscal 2016 or the first quarter of fiscal 2017, which we may incur even if the Merger is not consummated.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $0.4 million for both the three months ended December 31, 2015 and the three months ended December 31, 2014.

Other income (loss).  Our other loss for the three months ended December 31, 2015 was $0.7 million as compared to other loss of $3.1 million for the three months ended December 31, 2014. Other loss increased primarily due to foreign exchange transaction loss related to our operations from international territories.

Income tax.  Our income tax for the three months ended December 31, 2015 was $4.5 million compared to $1.2 million for the three months ended December 31, 2014, primarily due to the mix of income generated by us in foreign jurisdictions with differing withholding and income tax rates. Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period unless we are unable to estimate its annual effective tax rate with reasonable accuracy.  We have used a discrete effective tax rate method to calculate taxes for the fiscal three and nine month periods ended December 31, 2015.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the method of applying an estimate of the annual effective tax rate for the full year to the year to date “ordinary” income would not provide a reliable estimate for the fiscal three and nine month periods ended December 31, 2015. We have net operating losses that may potentially be offset against future domestic earnings. We file federal income tax returns and also files income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

During the quarter ended September 30, 2015, we changed our assertion with regard to the indefinite reinvestment of earnings generated by our subsidiary in China. We will no longer assert that prior and future earnings of this subsidiary will be indefinitely reinvested. We intend to repatriate approximately $16.4 million of prior year earnings from this subsidiary during the fiscal year. As a result, through December 31, 2015, we recorded approximately $0.8 million of withholding tax expense related to the actual and actual distribution of earnings from this subsidiary. Due to the existence of domestic net operating loss carryforwards and the valuation allowance position against our domestic deferred tax assets, there is no net US federal or state income tax recorded related to this item.

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

Segment information

On August 17, 2015, we entered into a contract with a computer technology company to develop and commercialize IBT. The contractual obligations and operating objectives for the contract are different from the Company's existing theatrical 3D viewing business. Total operating expenses incurred by our new reportable segment, Consumer, for the three months ended December 31, 2015 were $1.9 million. The balance was primarily driven by $1.5 million in R&D expenses and $0.4 million S&M expenses for corresponding personnel costs and prototype expenses. We did not track costs related to IBT separately prior to execution of the Consumer contract. Therefore, it is not practicable to report prior activity. For the three months ended December 31, 2015, no revenue was recognized under the Consumer contract.

Nine months ended December 31, 2015 compared to nine months ended December 31, 2014

Revenue

	Nine months ended December 31
(in thousands)	2015		2014
Revenue:	Amount	% of Total	Amount	% of Total	Amount change	Percentage change
License revenue
Domestic	$36,362	26%	$29,789	22%	$6,573	22%
China	15,617	11%	12,947	10%	2,670	21%
Rest of World	40,052	28%	46,225	34%	(6,173)	(13)%
International	$55,669	39%	$59,172	44%	$(3,503)	(6)%
Total license revenue	$92,031	65%	$88,961	66%	$3,070	3%
Product and other revenue
Domestic	$35,903	25%	$29,624	22%	$6,279	21%
China	733	1%	736	1%	(3)	—%
Rest of World	13,727	10%	16,237	12%	(2,510)	(15)%
International	$14,460	10%	$16,973	13%	$(2,513)	(15)%
Total product and other revenue	$50,363	35%	$46,597	34%	$3,766	8%
Total revenue	$142,394	100%	$135,558	100%	$6,836	5%

Our total revenue for the nine months ended December 31, 2015 increased $6.8 million, or 5%, as compared to the nine months ended December 31, 2014. The increase was primarily due to increases in domestic and China license revenue, an increase in domestic eyewear revenue and partially offset by lower rest of world license revenue and lower international eyewear revenue. The increases in domestic license revenue and domestic eyewear revenue for the nine months ended December 31, 2015 resulted from improved domestic box office performance, specifically major titles released in the third fiscal quarter, such as The Martian and Star Wars: The Force Awakens. The increase in China license revenue resulted from our continuous expansion into the market. The decreases noted in rest of world license revenue and eyewear revenue resulted from decreases in international box office performance and increased incentives provided to various customers in the market. For the nine months ended December 31, 2015, total license revenue in China increased $2.7 million, or 21%, as compared to the nine months ended December 31, 2014. For the nine months ended December 31, 2015, license revenue from the largest customer in China comprised 56% of our license revenue in China, as compared to 57% for the nine months ended December 31, 2014. Further, total China license revenue comprised approximately 28% of total international license revenue for the nine months ended December 31, 2015 as compared to approximately 22% for the nine months ended December 31, 2014. Our international markets comprised approximately 49% of total revenue for the nine months ended December 31, 2015 as compared to approximately 56% for the nine months ended December 31, 2014.

For the nine months ended December 31, 2015, there were 18 motion pictures produced domestically and released both domestically and internationally that contributed greater than $1.0 million of admission-based fees to license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue for the nine months ended December 31, 2015 included the following: Jurassic World ($12.3 million), Star Wars: The Force Awakens ($10.9 million), Avengers: Age of Ultron ($8.8 million), Minions ($5.9 million), The Martian ($4.1 million), Inside Out ($3.9 million), Fast & Furious 7 ($3.5 million), San Andreas ($3.1 million), Ant-Man ($2.8 million) and Mad Max: Fury Road ($2.7 million). Further, for the nine months ended December 31, 2015, there was one motion picture produced and released internationally that contributed greater than $1.0 million of admission-based fees to license revenue: Monster Hunt ($1.4 million).

For the nine months ended December 31, 2014, there were 17 motion pictures produced domestically and released both domestically and internationally that contributed greater than $1.0 million of admission-based fees to net license revenue. The top 10 pictures that contributed greater than $1.0 million admission-based fees to license revenue nine months ended December 31, 2014 included the following: Transformers 4: Age of Extinction ($7.3 million), X-Men: Days of Future Past ($5.6 million), Dawn of The Planet of The Apes ($5.5 million), Guardians of The Galaxy ($5.0 million), Amazing Spiderman 2 ($5.0 million), Maleficient ($4.4 million), Captain America 2: The Winter Soldier ($4.2 million), Godzilla ($3.8 million), How to Train Your Dragon 2 ($3.7 million) and The Hobbit: Battle of the Five Armies ($3.7 million). For the nine months ended

December 31, 2014, there were no motion pictures produced and released internationally that contributed greater than $1.0 million of admission-based fees to license revenue.

License revenue comprised 65% of total revenue for the nine months ended December 31, 2015 as compared to 66% for the nine months ended December 31, 2014. International license revenue comprised of $55.7 million, or 60% of total license revenue and $59.2 million, or 67% of total license revenue for the nine months ended December 31, 2015 and December 31, 2014, respectively.

The $3.8 million increase in our product and other revenue during the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014, was primarily a result of an increase in the volume of RealD eyewear consumed or sold to our domestic markets and partially offset by increased incentives provided to studios for domestic releases and a decrease in the volume of RealD eyewear sold to our international markets. Both the increase in RealD eyewear volume domestically and the decrease in RealD eyewear volume internationally compared to the prior period resulted from the box office performance. International product revenue totaled $14.5 million, or 29%, of total product revenue and $17.0 million, or 36%, of total product revenue for the nine months ended December 31, 2015 and December 31, 2014, respectively.

Recap of Total Revenue

	Nine months ended December 31
(in thousands)	2015		2014		Amount	Percentage
Total Revenue	Amount	% of Total	Amount	% of Total	change	change
Domestic	$72,265	51%	$59,413	44%	$12,852	22%
China	16,350	11%	13,683	10%	2,667	19%
Rest of World	53,779	38%	62,462	46%	(8,683)	(14)%
International	$70,129	49%	$76,145	56%	$(6,016)	(8)%
Total revenue	$142,394	100%	$135,558	100%	$6,836	5%

The nine months ended December 31, 2015 includes revenue reduction discussed under the caption "Recap of Total Revenue" in "Three months ended December 31, 2015 compared to three months ended December 31, 2014".

We expect our future revenue, particularly in our license business, will be driven by both the worldwide number of RealD-enabled screens and motion pictures released in 3D, as well as the related worldwide level of 3D admissions and box office performance of those films.

Cost of Revenue

	Nine months ended December 31
	2015		2014
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount change	Amount change
Revenue:
License revenue	$92,031	65%	$88,961	66%	$3,070	3%
Product and other	50,363	35%	46,597	34%	3,766	8%
Total revenue	$142,394	100%	$135,558	100%	$6,836	5%
Cost of revenue:
License	$30,917	34%	$33,612	38%	$(2,695)	(8)%
Product and other	35,649	71%	31,410	67%	4,239	13%
Total cost of revenue	$66,566	47%	$65,022	48%	$1,544	2%
Gross profit:
License	$61,114	66%	$55,349	62%	$5,765	10%
Product and other	14,714	29%	15,187	33%	(473)	(3)%
Total gross profit	$75,828	53%	$70,536	52%	$5,292	8%

Both the nine months ended December 31, 2015 and the nine months ended December 31, 2014 include expenses discussed under the caption "Cost Reduction Plans".

For the nine months ended December 31, 2015, our total cost of revenue increased $1.5 million primarily due to increased product and other cost of revenue and partially offset by decreased license cost of revenue. Total cost of revenue as a percentage of total revenue decreased to 47% for the nine months ended December 31, 2015, as compared to 48% for the nine months ended December 31, 2014 due to the increase in revenue resulting from strong domestic performance exceeding the corresponding increases in cost of revenue.

License cost of revenue for the nine months ended December 31, 2015 decreased $2.7 million primarily due to reduced impairment expense related to returned or bad debt associated RealD Cinema Systems and lower depreciation expenses. The decrease in depreciation expenses was primarily due to an increase in the number of fully depreciated but still in service RealD Cinema systems. Impairment expense totaling $2.2 million and $2.7 million, or 2% and 3% as a percentage of total license revenue, respectively, was included in license cost of revenue for the nine months ended December 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense totaling $23.8 million and $26.0 million, or 26% and 29% as a percentage of total license revenue, respectively, was included in license cost of revenue for the nine months ended December 31, 2015 and December 31, 2014, respectively.

Product and other cost of revenue increased $4.2 million during the nine months ended December 31, 2015, primarily as a result of increased volume of domestic shipments, increased incentives provided to studios for domestic releases and partially offset by decreased volume of international shipments, optimizing eyewear product mix and decreases in cost of eyewear products. As a result, product and other gross margin decreased to 29% for the nine months ended December 31, 2015 as compared to 33% for the nine months ended December 31, 2014 as the percentage increase in product and other cost of revenue exceeded the percentage increase in product and other revenue.

Costs associated with our eyewear recycling program are expensed in the period incurred. Recycling costs totaled $4.6 million and $5.4 million for the nine months ended December 31, 2015 and December 31, 2014, respectively. Recycling costs included the cost to transport RealD eyewear between theaters and the recycling production facility and costs to process the RealD eyewear for reuse. Due in part to dependence upon voluntary recycling of undamaged eyewear by consumers, the percentage usage of recycled eyewear may decrease in future periods resulting in lower gross profit and gross margin.

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

Operating Expenses

	Nine months ended December 31
(in thousands)	2015	2014	Amount change	Percentage change
Research and development	$10,578	$14,692	$(4,114)	(28)%
Selling and marketing	14,605	15,493	(888)	(6)%
General and administrative	45,414	35,804	9,610	27%
Total operating expenses	$70,597	$65,989	$4,608	7%

The nine months ended December 31, 2015 and the nine months ended December 31, 2014 both include expenses discussed under the caption "Cost Reduction Plans".

Research and development. Our R&D expenses decreased primarily due to $2.6 million lower personnel costs, $0.9 million lower prototype expenses, $0.3 million lower professional and outside services expense and $0.1 million lower depreciation and amortization expenses. The decrease in personnel costs relates to transfer of personnel to other functions within the Company. The decreases in both prototype expenses and professional and outside services relates to reduced spending in cinema laser initiatives and partially offset by increased spending in consumer initiatives relating to the new Consumer segment for the nine months ended December 31, 2015 as compared to the same period in fiscal year 2015. For the nine months ended December 31, 2015 and December 31, 2014, performance bonus recorded in R&D expenses was $0 and $0.7 million, respectively. We expect to continue to support research and development of visual technologies for new products and continued investment in our cinema business.

Selling and marketing. Our S&M expenses decreased primarily due to $1.4 million decrease in various marketing events and associated promotional expenses, $0.3 million decrease in professional and outside service fees and partially offset by $0.6 million increase in personnel costs. The increase in personnel costs relates to transfer of personnel from other functions within the Company. For the nine months ended December 31, 2015 and December 31, 2014, performance bonus recorded in S&M expenses was $0.3 million and $0.6 million, respectively. We expect to incur additional selling and marketing expenses, aside from personnel related costs, as we increase our international marketing efforts, particularly in Asia, Latin America and Russia, to build our business worldwide and market future 3D films.

General and administrative. Our general and administrative expenses increased primarily due to $11.7 million higher professional and outside service fees, $1.2 million increase in sales and use taxes due to an increase in associated revenue, $0.3 million higher occupancy expenses, $0.1 million higher depreciation and amortization expense and were partially offset by $1.2 million decrease in personnel compensation and $2.3 million lower bad debt expense. The increase in outside services and professional service fees includes $8.2 million increase in legal fees associated with our global patent enforcement, $5.8 million increase in legal and professional fees associated with our Merger and partially offset by $2.3 million decrease in other professional and outside service fees. The decrease in personnel compensation was primarily driven by $1.2 million decrease in bonus expense resulting from us adjusting Company wide objectives. For the nine months ended December 31, 2015 and December 31, 2014, performance bonus recorded in G&A expenses was a saving of $0.2 million and an expense of $1.1 million, respectively. The decrease in bad debt expense resulted from settling previously reserved receivables with customers. We expect to incur increased legal expenses related to our global patent enforcement. The increase in occupancy expense was primarily driven by the $1.2 million termination costs and partially offset by decreases in overall rent expenses of $0.6 million both relating to us terminating a portion of the operation facility in Boulder, Colorado. We expect to incur significant expenses for professional services related to the Merger in the fourth quarter of fiscal 2016 or the first quarter of fiscal 2017, which we may incur even if the Merger is not consummated.

Historical operating expenses are not necessarily indicative of future expenses for a changing business.

Other

Interest expense, net.  Net interest expense was $1.2 million and $1.3 million for the nine months ended December 31, 2015 and December 31, 2014, respectively. The decrease in net interest expense was primarily due to decrease in weighted average interest rate period-over-period.

Other income (loss).  Our other loss for the nine months ended December 31, 2015 was $2.2 million as compared to other loss of $4.3 million for the nine months ended December 31, 2014. Other loss increased primarily due to foreign exchange transaction loss related to our operations from international territories.

Income tax.  Our income tax expense for the nine months ended December 31, 2015 was $6.7 million compared to $5.1 million for the nine months ended December 31, 2014, primarily due to the mix of income generated by us in foreign jurisdictions with differing withholding and income tax rates. Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period unless we are unable to estimate its annual effective tax rate with reasonable accuracy.  We have used a discrete effective tax rate method to calculate taxes for the fiscal three and nine month periods ended December 31, 2015.  We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the method of applying an estimate of the annual effective tax rate for the full year to the year to date “ordinary” income would not provide a reliable estimate for the fiscal three and nine month periods ended December 31, 2015. We have net operating losses that may potentially be offset against future domestic earnings. We file federal income tax returns and also files income tax returns in various state and foreign jurisdictions. Due to the net operating loss carryforwards, our United States federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

During the quarter ended September 30, 2015, we changed our assertion with regard to the indefinite reinvestment of earnings generated by our subsidiary in China. We will no longer assert that prior and future earnings of this subsidiary will be indefinitely reinvested. We intend to repatriate approximately $16.4 million of prior year earnings from this subsidiary during the fiscal year. As a result, through December 31, 2015, we recorded approximately $0.8 million of withholding tax expense related to the actual and potential distribution of earnings from this subsidiary. Due to the existence of domestic net operating loss carryforwards and the valuation allowance position against our domestic deferred tax assets, there is no net US federal or state income tax recorded related to this item.

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

Segment information

On August 17, 2015, we entered into a contract with a computer technology company to develop and commercialize IBT. The contractual obligations and operating objectives for the contract are different from the Company's existing theatrical 3D viewing business. Total operating expenses incurred by our new reportable segment, Consumer, for the nine months ended December 31, 2015 were $2.3 million. The balance was primarily driven by $1.8 million in R&D expenses and $0.5 million S&M expenses for corresponding personnel costs and prototype expenses. We did not separately track costs related to IBT prior to execution of the Consumer contract. Therefore, it is impracticable to report prior activity. For the nine months ended December 31, 2015, no revenue was recognized under the Consumer contract.

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

Performance bonus

Our performance bonuses are paid in cash based primarily on Company performance, including Non-U.S. GAAP measures (see "Non-U.S. GAAP discussion"). Performance-based bonus expense for the three and nine months ended December 31, 2015 and December 31, 2014 and fiscal year ended March 31, 2015 and March 31, 2014 was as follows:

	Three months ended December 31		Nine months ended December 31		Fiscal year ended March 31
(in thousands)	2015	2014	2015	2014	2015	2014
Cost of revenue - License	$—	$26	$—	$112	$371	$71
Cost of revenue - Product and Other	—	22	—	46	109	4
Research and development	—	329	—	704	1,583	527
Selling and marketing	92	289	276	619	1,793	744
General and administrative	156	526	(184)	1,071	2,218	1,154
Total performance bonus expense	$248	$1,192	$92	$2,552	$6,074	$2,500

Performance share units

Starting in fiscal year ended March 31, 2014, we issued performance stock units (PSUs), which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. Share-based compensation expense for all PSUs for the three and nine months ended December 31, 2015 and December 31, 2014 and fiscal year ended March 31, 2015 and March 31, 2014 was as follows:

	Three months ended December 31		Nine months ended December 31		Fiscal year ended March 31
(in thousands)	2015	2014	2015	2014	2015	2014
Cost of revenue	$—	$—	$—	$—	$—	$—
Research and development	—	(133)	—	—	192	—
Selling and marketing	156	(64)	516	—	142	—
General and administrative	464	(800)	1,538	—	1,152	—
Total PSU expenses	$620	$(997)	$2,054	$—	$1,486	$—
Total license revenue	$29,743	$20,958	$92,031	$88,961	$109,317	$132,512
PSU expense as a percentage of license revenue	2.1%	(4.8)%	2.2%	—%	1.4%	—%

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

The following table sets forth our major sources and (uses) of cash for each period as set forth below.

	Nine months ended December 31
(in thousands)	2015	2014
Operating activities	$27,856	$40,093
Investing activities	(10,973)	(16,579)
Financing activities	$5,552	$(3,357)

Cash flow from operating activities

Both the nine months ended December 31, 2015 and the nine months ended December 31, 2014 include payments discussed under the caption "Cost Reduction Plans".

Net cash inflow from operating activities of $27.9 million during the nine months ended December 31, 2015 resulted from net loss adjusted for non-cash items, increases in deferred revenue, increases in accounts payable and accrued expenses and partially offset by increases in accounts receivable, prepaid expenses and other assets. The increase in accounts receivable was related to the timing of invoicing and customer collections and increased revenue resulting from improved box office performance worldwide. The increase in deferred revenue was due to addition of various sales contracts that required an upfront deposit and partially offset by depletion of the existing fixed fee revenue contracts as we focus more on admission based revenue structure. Deferred revenue also includes $7.5 million for upfront nonrefundable and nonrecoupable license fees in connection with an agreement we entered into with a computer technology company to develop and commercialize RealD’s intelligent backlighting technology. The increases in both accounts payable and accrued expenses was related to the timing of payments as well as increased operating expenses, primarily resulting from professional fees in connection with the Merger and global patent enforcement.

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

Cash flow from investing activities

For both the nine months ended December 31, 2015 and December 31, 2014, cash outflow for investing activities was primarily related to the purchase of component parts for our RealD Cinema Systems and other property, equipment and leasehold improvements. Capital expenditures were $11.0 million for the nine months ended December 31, 2015 and $16.7 million for the nine months ended December 31, 2014. We expect to continue to support the growth of our cinema business and existing sales base. Our future capital expenditures may fluctuate depending upon the pace of new system installation or upgrades.

Cash flow from financing activities

Net cash inflow from financing activities for nine months ended December 31, 2015 resulted from $12.7 million in proceeds from the 2014 Credit Agreement, $1.8 million in proceeds from issuance of stock option exercises and employee stock purchases, which were partially offset by $7.2 million quarterly payment on the 2014 Credit Agreement and $1.8 million repayments on tax withholding of restricted stock units.

Net cash outflow from financing activities for the nine months ended December 31, 2014 resulted from $37.3 million in proceeds from the 2014 Credit Agreement, $3.1 million in proceeds from issuance of stock option exercises and employee stock plan purchases, which were partially offset by $36.2 million payoff of the 2012 Credit Agreement, the $5.6 million quarterly payment on the 2014 Credit Agreement and the $0.9 million payment of the debt issuance cost related to the completion of the 2014 Credit Agreement.

As of December 31, 2015, there was $35.4 million in debt outstanding under the 2014 Credit Agreement and $50.0 million available to borrow under the 2014 Credit Agreement. In the future, we may continue to utilize commercial financing, lines of credit and term loans for general corporate purposes and stock repurchases.

For the nine months ended December 31, 2015 and December 31, 2014, proceeds from employee stock option exercises and employee stock plan purchases were $1.8 million and $3.1 million, respectively.  From time to time, we expect to receive cash from the exercise of employee stock options. Proceeds from the exercise of employee stock options outstanding will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such stock options.

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

Pursuant to the 2014 Credit Agreement, the Lenders thereunder will make available to us:

•
the Revolving Facility in a maximum amount not to exceed $50 million , which matures on June 26, 2017. In addition, we may request up to an additional $25 million of commitments under the Revolving Facility (such that the maximum amount of all commitments under the Revolving Facility may not exceed $75 million), subject to the satisfaction of certain financial and other conditions and subject to obtaining such commitments; and

•
the Term Loan Facility in a maximum amount not to exceed $50 million, which matures on June 26, 2018. During the first quarter of fiscal year 2015, we borrowed $37.3 million under the Term Loan Facility and during the first quarter of fiscal year 2016, we borrowed the remaining $12.7 million under the Term Loan Facility.

Debt issuance costs related to the completion of the 2014 Credit Agreement totaled $0.9 million and were added to the $0.3 million deferred charge remaining on the 2012 Credit Agreement. All these issuance costs are being amortized over the contractual life of the agreement and recorded as interest expense.

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the federal funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the euro currency rate for a one month Interest Period on such day plus 1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on our leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility was 0.375% of the unused commitment. Additionally, we are charged a letter of credit fee of between 2.25% to 2.75%, depending on our leverage ratio, per year, with respect to the amount of each performance letter of credit issued under the 2014 Credit Agreement. We also pay customary fronting fees and other fees and expenses in connection with the issuance of letters of credit under the 2014 Credit Agreement. There were no letters of credit outstanding at December 31, 2015 and March 31, 2015.

The obligations under the 2014 Credit Agreement are fully and unconditionally guaranteed by the Loan Parties. The obligations under the 2014 Credit Agreement are secured by a first priority security interest in substantially all of the Loan Parties’ tangible and intangible assets.

As of December 31, 2015, $50 million was available under the Revolving Facility and none was available under the Term Loan Facility, totaling $50 million of availability under the 2014 Credit Agreement.

Under the 2014 Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments or acquisitions, enter into certain merger and consolidation transactions and sell our assets other than in the ordinary course of business. We will also be required to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the 2014 Credit Agreement, should occur, the bank lenders could elect to prevent us from borrowing and declare the indebtedness to be immediately due and payable.

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

As of December 31, 2015, there was no balance outstanding under the Revolving Facility. The outstanding balance of $35.4 million on the Term Loan Facility at December 31, 2015 is to be repaid in 9 quarterly installments of $2.7 million through March 31, 2018 and the remaining $11.4 million principal on June 26, 2018. As of December 31, 2015, our primary sources of liquidity were our cash and cash equivalents of $81.5 million and the $50.0 million in funds available under the 2014 Credit Agreement.

If the Merger is completed, we will use part of the proceeds contemplated by the Merger Agreement to repay the outstanding principal balance and any accrued and unpaid interest under the 2014 Credit Agreement upon the closing of the Merger, to comply with requirements of certain Purchaser debt financing commitments obtained for the transactions contemplated by the Merger Agreement.

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

Pursuant to the stock repurchase plan, we repurchased a total of 6,599,726 shares of our common stock at an average price per share, including sales commissions, of $10.30 for an aggregate cost of $67.9 million from inception to date. For the three and nine months ended December 31, 2015, there were no stock repurchases.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of December 31, 2015. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

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

Adjusted EBITDA

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and nine months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2015	2014	2015	2014
Net loss	$(4,282)	$(11,290)	$(4,874)	$(6,112)
Add (deduct):
Interest expense, net	425	393	1,195	1,278
Income tax expense	4,492	1,154	6,670	5,117
Depreciation and amortization	8,934	9,920	27,721	29,925
Other loss, net (1)	659	3,088	2,240	4,264
Share-based compensation expense (2)	3,086	3,282	10,427	11,515
Impairment of assets and intangibles (3)	1,402	1,268	2,213	2,736
Cost reduction plan (4)	617	307	803	910
Non-recurring expenses (5)	4,312	—	5,000	—
Adjusted EBITDA (6)	$19,645	$8,122	$51,395	$49,633

(1)	Includes gains and losses from foreign currency exchange and foreign currency forward contracts.

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

(5)
Expenses under our 2014 Credit Agreement for the non-U.S. GAAP category "non-recurring costs and expenses". In the three and nine months ended December 31, 2015, these expenses represent advisory and professional service fees related to our strategic alternatives process and other costs, which is limited to $5.0 million per fiscal year.

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

Free cash flow

The following table sets forth our major sources and (uses) of cash per U.S. GAAP for each period as set forth below:

	Nine months ended December 31
(in thousands)	2015	2014
Operating activities	$27,856	$40,093
Investing activities	(10,973)	(16,579)
Financing activities	$5,552	$(3,357)

We define non-U.S. GAAP free cash flow as total cash provided by (used in) operating activities less cash used in purchases of property and equipment and cash used in purchases of cinema systems and related components. Set forth below is a reconciliation of free cash flow to cash provided by (used in) operating activities, the comparable U.S. GAAP, for the following periods indicated:

	Nine months ended December 31
(in thousands)	2015	2014
Net cash provided by operating activities	$27,856	$40,093
Purchases of property and equipment	(871)	(4,032)
Purchases of cinema systems and related components	(10,102)	(12,626)
Total free cash flow	$16,883	$23,435

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

Share-based compensation expense for all share-based arrangements for the three and nine months ended December 31, 2015 and December 31, 2014 was as follows:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2015	2014	2015	2014
Share-based compensation
Cost of revenue	$266	$317	$771	$932
Research and development	511	797	1,598	2,473
Selling and marketing	829	599	2,978	2,228
General and administrative	1,480	1,569	5,080	5,882
Total	$3,086	$3,282	$10,427	$11,515

Stock options granted generally vest over a four-year period, with 25% of the shares vesting after one year and monthly vesting thereafter. The options generally expire ten years from the date of grant. For the nine months ended December 31, 2015, we granted 0.1 million stock options at a weighted average grant date fair value of $6.56 per share.  For the three months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to stock options and our employee stock purchase plan was $0.6 million and $1.9 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to stock options and our employee stock purchase plan was $3.1 million and $5.9 million, respectively.

Certain of our management-level employees receive performance stock options, which gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over the performance period, which is generally three years subject to the recipient’s continued service with us. The performance goals for the performance stock options are based on the measurement of our total stockholder return, on a percentile basis, compared to a comparable group of companies. Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock options equal to or less than the number of performance stock options granted. For the three months ended December 31, 2015 and December 31, 2014, share based compensation expense related to performance stock options was $0.2 million and $0.2 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share based compensation expense related to performance stock options was $0.5 million and $0.5 million, respectively.

Certain of our management-level employees also receive performance stock units, which gives the recipient the right to receive common stock that is contingent upon achievement of specific pre-established performance goals over the performance period, which is generally two years subject to the recipient’s continued service with us. The performance goals are based on achieving certain levels of total licensing revenue over the performance period.  Depending on the outcome of the performance goals, the recipient may ultimately earn performance stock units between 0% and 200% of the number of performance stock units granted. For the three months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to performance stock units was $0.6 million and $0.0 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to performance stock units was $2.1 million and $1.0 million, respectively.

Certain of our employees, including certain management level employees, receive time-based restricted stock units. These restricted stock units vest over one to three years based upon a recipient’s continued service with us. For the nine months ended December 31, 2015, we granted 0.5 million restricted stock units at a weighted average grant date fair value of $12.63 per restricted stock unit. For the three months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to restricted stock units was $1.7 million and $1.5 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, share-based compensation expense related to restricted stock units was $4.7 million and $4.1 million, respectively.

Inventories and deferred costs-eyewear

Inventories and deferred costs-eyewear mostly include RealD eyewear and are substantially all finished goods. Inventories and deferred costs-eyewear are valued at the lower of cost (first-in, first-out method) or market value. At each balance sheet date, we evaluate ending inventories and deferred costs-eyewear for net realizable value. We also evaluate inventories for excess quantities and obsolescence. These evaluations include analysis of expected future average selling prices, projections of future demand and technology changes. In order to state inventories at the lower of cost or market, we maintain reserves against such inventories. If our analysis indicates that market is lower than cost, a write-down of inventories is recorded in cost of revenue in the period the loss is identified. As of December 31, 2015, there was no inventory reserve as a result of the Company's realizable value analyses. As of March 31, 2015, the inventory reserve as a result of the Company’s net realizable value analyses was and $0.1 million.

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

For the three months ended December 31, 2015 and December 31, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $0.3 million and $1.3 million, respectively. For the nine months ended December 31, 2015 and December 31, 2014, impairment charges for all impaired RealD Cinema Systems charged to cost of revenue totaled $1.1 million and $2.7 million, respectively.

Deferred tax asset valuation and tax exposures

As of December 31, 2015, we have determined based on the weight of the available evidence, both positive and negative, to provide for a valuation allowance against substantially all of the net deferred tax assets. The current deferred tax assets not reserved for by the valuation allowance are those in foreign jurisdictions or amounts that may be carried back in future years. If there is a change in circumstances that causes a change in judgment about the realizability of the deferred tax assets, we will adjust all or a portion of the applicable valuation allowance in the period when such change occurs.

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

Upon the close of the Merger (see Note 1 "Business and Basis of Presentation"), which is expected in the fourth quarter of the Company's fiscal year ending on March 31, 2016, or shortly thereafter, the Company will incur a change of control transaction fee to its financial adviser equivalent to 1.25% of the total consideration received or to be received for the sale, issuance or exchange of the Company's securities. In certain circumstances if the transaction is terminated, the Company may be required to pay a fee of $24 million to Purchaser and merger Sub and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million. If Purchaser terminates the transaction under certain circumstances, Purchaser may be required to pay a termination fee to the Company and the Company would be required to pay 20% of such termination fee its financial adviser.

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

Shipping and handling costs

Amounts billed to customers for shipping and handling costs are included in both cost of license revenue and cost of product and other revenue. RealD’s shipping and handling costs consists primarily of packaging and transportation charges and are recorded in cost of revenue. Shipping and handling costs recognized in cost of revenue were $1.9 million and $1.0 million for the three months ended December 31, 2015 and December 31, 2014, respectively. Shipping and handling costs recognized in cost of revenue were $6.9 million and $5.2 million for the nine months ended December 31, 2015 and December 31, 2014, respectively.

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
General and administrative costs principally consist of personnel costs related to our executive, legal, finance and human resources staff, professional fees including legal and accounting costs, occupancy costs, public company costs, bad debt expenses and gain and loss from disposition of assets. Additionally, general and administrative costs include sales, use, goods and services tax, VAT and similar taxes, collectively, referred to as the Transaction Taxes, as well as property taxes. For our U.S. cinema license and product revenue as well as some of our international cinema license and product revenue, we absorb the majority of the Transaction Taxes. The Transaction Taxes recognized in general and administrative costs were $1.3 million and $0.9 million for the three months ended December 31, 2015 and December 31, 2014, respectively. The Transaction Taxes recognized in general and administrative costs were $4.3 million and $3.1 million for the nine months ended December 31, 2015 and December 31, 2014, respectively.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new Topic 606 does not apply to lease contracts within the scope of Topic 840 Leases.

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

•ASU 2014-09 was originally effective for the Company starting April 1, 2017 with early adoption not permitted. In August 2015, FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date". ASU 2015-14 defers the effective date by one year but allows early adoption at the original effective date. The Company has decided to adopt 2014-09 on the new effective date of April 1, 2018 (the first quarter of fiscal year 2019).

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". The objective of 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for us beginning in fiscal 2017. The guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU 2015-03, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for the Company beginning in fiscal 2017. We elected not to early adopt. The guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which amended U.S. GAAP guidance issued to simplify the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. ASU 2015-11 will be effective for the Company beginning in fiscal 2018. We elected not to early adopt ASU 2015-11. The guidance is not expected to have a material impact on our consolidated financial statements.

In August 2015, FASB issued ASU 2015-15, "Interest - Imputation of Interest", which amended U.S. GAAP guidance issued for the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendments clarified the SEC staff's approval to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This pronouncement was effective starting on August 5, 2015. We have adopted the guidance and there is no material impact on our consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments". ASU 2015-06 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective April 1, 2016 with early adoption permitted. We have early adopted the guidance and there is no a material impact on our consolidated financial statements.In November 2015, FASB issued ASU 2015-17, "Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes", which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We elected not to early adopt ASU 2015-17 and are evaluating the effect of the adoption of this ASU to our consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, "Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)", which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, ASU 2016-01 eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We elected not to early adopt ASU 2015-11. The guidance is not expected to have a material impact on our consolidated financial statements.

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

Our investments are considered cash equivalents and primarily consist of money market funds. At December 31, 2015, we had cash and cash equivalents of $81.5 million. The carrying amount of cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objective of our investment activities is preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Loans outstanding under the 2014 Credit Agreement bear interest at our option at either the euro currency rate plus a margin ranging from 2.25% to 2.75% per year or the base rate (the highest of (i) the federal funds rate plus 0.50%, (ii) City National’s prime rate or (iii) the euro currency rate for a one month interest period on such day plus (1.00%) plus a margin ranging from 1.25% to 1.75% per year. The applicable margin for loans varies depending on the Company’s leverage ratio. Under the 2014 Credit Agreement, we are charged a commitment fee on the unused portions of the Revolving Facility and Term Loan Facility. The fee for the unused Revolving Facility varies between 0.250% and 0.375% per year depending on the percentage of the Revolving Facility in use. The fee for the unused Term Loan Facility is 0.375% of the unused commitment. Changes in interest rates do not affect operating results or cash flows on our fixed rate borrowings but would impact our variable rate borrowings. As of December 31, 2015, we had $35.4 million in borrowings outstanding under the 2014 Credit Agreement which bore 2.75% weighted average interest.

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

As of December 31, 2015, we had outstanding forward contracts based on the Euro with notional amounts totaling $2.4 million. We do not designate any of our forward contracts as hedges for accounting purposes. For the three and nine months ended December 31, 2015, the net realized and unrealized loss related to the foreign currency forward contracts was $8 thousand and $0.4 million, respectively and classified as other loss. For the three and nine months ended December 31, 2014, the net realized and unrealized gain related to the foreign currency forward contracts was $0.2 million and $0.3 million and classified as other income. Foreign currency master agreements typically allow the netting of receivables and payables.

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

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Material Weakness Previously Identified

We previously reported a material weakness in the control environment in Item 9A in our Annual Report on Form 10K for the fiscal year ended March 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

After identifying the material weakness, management initiated a plan to address the identified deficiencies and to enhance our overall financial control environment, including taking the following steps:

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

Management has specifically tested the revised financial controls and concluded that these controls are operating effectively as of December 31, 2015. Therefore, management has concluded that the previously reported material weakness has been remediated.

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

Global patent enforcement matters

In March 2014, we filed a patent infringement action in the United States District Court for the Central District of California against MasterImage 3D, Inc., et al., or MasterImage, for its MI-Horizon 3D products. The lawsuit contends that MasterImage is infringing on RealD XL Cinema System intellectual property rights with its products.

In November 2014, we filed a complaint with the United States International Trade Commission, or the ITC, with respect to MasterImage and MI-Horizon 3D products and the ITC instituted an investigation under Section 337 of the Tariff Act of 1930, or Section 337, into MasterImage’s allegedly infringing imports into the United States. RealD has requested that the ITC issue an Exclusion Order to bar importation of those MasterImage products and the key components inside those products. We have also sought a Cease and Desist Order to bar further sales and other domestic commercial activities of infringing MasterImage products and key components that have already been imported. In December 2015, the Administrative Law Judge overseeing the investigation issued an Initial Determination in RealD's favor, holding that a violation of Section 337 occurred by reason of MasterImage's infringement of RealD's asserted patent claims. A Final Determination of the ITC is expected in April 2016. RealD and MasterImage have mutually agreed to stay the concurrent proceedings in the US District Court without prejudice.

In May 2015, the Company filed a lawsuit with the Paris First Instance Court against MasterImage 3D PLC, Kinepolis Group and Kinepolis Le Chateau Du Cinema, for infringement of RealD's European patent related to the RealD XL Cinema System 3D cinema projection technology. The action is pending.

Two inter partes reviews were instituted against the Company's patents, for which trial proceedings were held before the United States Patent Trial and Appeal Board, or PTAB, in December 2015. The PTAB's decisions are expected in April 2016.

Our competitors have filed petitions seeking re-examinations and other challenges to our patents and patent applications in the United States, Europe, Australia, China, Japan and Russia. Recent decisions from Japan and Australia upheld the validity of the challenged patents.

Stockholders litigation

The following complaint was filed on January 25, 2016 in the Superior Court of the State of California challenging the Merger: Robert Garfield v. RealD Inc. et al. (Case No. BC 608309). The action is a putative class action filed on behalf of the public stockholders of the Company and names as defendants the Company, its directors, its investment bank and employees thereof and the entities that were formed for effectuating the Merger. The complaint generally alleges that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, and that the investment bank and entity defendants aided and abetted those breaches. The plaintiff seeks, among other relief, declaratory and injunctive relief enjoining the Merger.

The outcome of this lawsuit is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. The Company believes that the claims asserted against it are without merit.

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

Risks relating to the Merger

The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.*

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, the approval of the holders of a majority of the shares of our common stock outstanding entitled to vote on the Merger. We expect to close the Merger in the fourth quarter of our fiscal year ending March 31, 2016, or shortly thereafter, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•
if the Merger is not completed, and no other party is willing and able to acquire us at a price of $11.00 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and will continue to incur, significant expenses for professional services related to the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	failure to complete the Merger may result in negative publicity and/or give a negative impression of the Company among our customers or in the investment community or business community generally; and

•
if the Merger Agreement is terminated under certain circumstances, we may be required to pay Purchaser and Merger Sub a termination fee of $24 million and reimburse the expenses of Purchaser and Merger Sub up to an amount of $6 million.

The pendency of the Merger could adversely affect our business, financial condition and results of operations.*

The pendency of the Merger could disrupt our business in the following ways, among others:

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

•	impairment of our ability to attract and retain key personnel because of the uncertainty of The Merger; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

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

We, our directors and certain other parties to the Merger have been named as defendants in a recently initiated securities class action lawsuit that could delay or prevent the proposed Merger.*

On January 25, 2016, a lawsuit styled as a class action of our outside stockholders was filed in the Superior Court of the State of California. The lawsuit names RealD, our directors, our investment bank and employees thereof and the entities that were formed for effectuating the Merger as defendants, and alleges that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, and that the investment bank and entity defendants aided and abetted those breaches. The plaintiff seeks, among other relief, declaratory and injunctive relief enjoining the Merger. We intend to engage in a vigorous defense of such litigation, but the outcome of this lawsuit is uncertain and cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. Even if such claims are not successful, the litigation could divert the attention of our management and employees from our day-to-day business which could have a material adverse effect on our business, operating results or financial condition.

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

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.*

We are highly leveraged. As of December 31, 2015, our total indebtedness was approximately $35.4 million. Our high degree of leverage could have important consequences, including the following: (i) we may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations; (ii) we may be unable to meet our working capital and capital expenditure needs in order to compete successfully in our industry, particularly if we increase our debt obligations under our secured credit facility; (iii) we may be limited in our ability to obtain additional financing in the future, including obtaining additional commitments from our revolving credit facility; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) we may be vulnerable to general adverse economic and industry conditions, including changes in interest rates.

We may borrow additional amounts under our credit facilities to fund various growth initiatives, including accelerated research and product development, acquisitions, capital expenditures and stock repurchases. As of December 31, 2015, $50 million was available under our revolving credit facility, which matures on June 26, 2017, and none was available under our term loan facility, which matures on June 26, 2018.

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

Additionally, in connection with our Cost Reduction Plans, we have terminated a portion of our operation space in Boulder, Colorado, which resulted in impairment charges for all associated leasehold improvements.

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

Risks related to owning our common stock

The price of our common stock may fluctuate significantly and you could lose all or part of your investment as a result.*

Shares of our common stock were sold in our IPO in July 2010 at a price of $16.00 per share, and, as of December 31, 2015, our common stock has subsequently traded as high as $35.60 and as low as $6.41. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

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

Sales of outstanding shares of our common stock (or shares of our common stock issued upon exercise of stock options) into the market in the future could cause the market price of our stock to drop significantly, even if our business is doing well.*

As of December 31, 2015, we had 51,207,147 shares of common stock outstanding which are freely tradable, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume, manner of sale, notice and availability of public information provisions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If our existing security holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, as of December 31, 2015, there were 14,947,202 shares underlying options and restricted stock that were issued and outstanding and we have an aggregate of 5,090,836 shares of common stock reserved for future issuance under our equity incentive plan and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various option and warrant agreements, maintenance of applicable registration statements and Rules 144 and 701 under the Securities Act. If additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our stock could decline and it might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Pursuant to our stock repurchase plan, we have repurchased a total of 6,599,726 shares of common stock at an average price per share of $10.30, including sales commissions, for an aggregate cost of $67.9 million from inception to date. For the three and nine months ended December 31, 2015, there were no stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 8, 2015, by and among Rhombus Cinema Holdings, LLC, Rhombus Merger Sub., Inc. and the registrant.	8-K	001-34818	2.1	November 9, 2015
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 15, 2010.	10-Q	001-34818	3.1	July 29, 2011

3.2	Amended and Restated Bylaws as amended and restated on November 8, 2015	8-K	001-34818	3.1	November 9, 2015

4.1	Specimen of common stock certificate.	S-1/A	333-165988	4.1	May 26, 2010

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RealD Inc.

By:	/s/ Andrew A. Skarupa
Andrew A. Skarupa
Chief Financial Officer
(Principal Financial Officer)

Date: February 1, 2016